Form 10-Q
period 2020-06-30
Churchill Capital Corp IV
filed 2020-09-11
CIK 1811210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39408

CHURCHILL CAPITAL CORP IV
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-0891392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 12th Floor

New York, NY 10019

(Address of principal executive offices)

(212) 380-7500

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fifth of one warrant	CCIV.U	New York Stock Exchange
Shares of Class A common stock	CCIV	New York Stock Exchange
Warrants included as part of the units	CCIV WS	New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No  ☐

As of September 11, 2020, there were 207,000,000 shares of Class A common stock, par value $0.0001 per share, and 51,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CHURCHILL CAPITAL CORP IV

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP IV

CONDENSED BALANCE SHEET

JUNE 30, 2020

(UNAUDITED)

ASSETS
Current asset – Cash	$172,100
Deferred offering costs	210,900
TOTAL ASSETS	$383,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$1,000
Accrued offering costs	58,000
Promissory note – related party	300,000
Total Liabilities	359,000

Commitments

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 51,750,000 shares issued and outstanding (1)	5,175
Additional paid-in capital	19,825
Accumulated deficit	(1,000)
Total Stockholder’s Equity	24,000
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$383,000

(1)	Included an aggregate of 6,750,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IV

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(UNAUDITED)

Formation costs	$1,000
Net (loss) income	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	45,000,000
Basic and diluted net loss per common share	$(0.00)

(1)	Excluded an aggregate of 6,750,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IV

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(UNAUDITED)

	Common Stock (1)		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	in Capital	Deficit	Equity
Balance – April 30, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	51,750,000	5,175	19,825	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – June 30, 2020	51,750,000	$5,175	$19,825	$(1,000)	$24,000

(1)	Included an aggregate of 6,750,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,000)
Changes in operating assets and liabilities:
Accrued expenses	1,000
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from promissory note – related party	300,000
Payment of offering costs	(152,900)
Net cash provided by financing activities	172,100

Net Change in Cash	172,100
Cash — Beginning	—
Cash — Ending	$172,100

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$58,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Churchill Capital Corp IV (formerly known as Annetta Acquisition Corp) (the “Company”) was incorporated in Delaware on April 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from April 30, 2020 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on July 29, 2020. On August 3, 2020, the Company consummated the Initial Public Offering of 207,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 27,000,000 Units, at $10.00 per Unit, generating gross proceeds of $2,070,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 42,850,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Churchill Sponsor IV LLC, (the “Sponsor”), generating gross proceeds of $42,850,000 which is described in Note 4.

Transaction costs amounted to $109,714,885, consisting of $36,403,600 of underwriting fees, $72,450,000 of deferred underwriting fees and $861,285 of other offering costs. In addition, at August 3, 2020, cash of $5,587,115 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on August 3, 2020, an amount of $2,070,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of  $1,000,000 and/or to pay its tax obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on interest income earned from the Trust Account and the deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest, net of amounts withdrawn for working capital requirements, subject to an annual limit of  $1,000,000 and/or to pay its taxes (“permitted withdrawals”)). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by August 3, 2022 (or November 3, 2022 if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by August 3, 2022) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the amount per Public Share held in the Trust Account as of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of permitted withdrawals. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 31, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 4, 2020 and August 10, 2020. The interim results for the period from April 30, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results to be expected for period ended December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of June 30, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $109,714,885 were charged to stockholders’ equity upon the completion of the Initial Public Offering. As of June 30, 2020, there was $58,000 of offering costs accrued in the accompanying condensed balance sheets (see Note 1).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from April 30, 2020 (inception) through June 30, 2020.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net Income Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 6,750,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). As of June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 207,000,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 27,000,000 Units, at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Units sold in the Initial Public Offering comprise an aggregate of 207,000,000 shares of Class A common stock and 41,400,000 Public Warrants.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 42,850,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $42,850,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 22, 2020, the Sponsor purchased 21,562,500 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares”). On July 14, 2020, the Company effected a stock dividend of one-third of a share of Class B common stock for each outstanding share of Class B common stock, on July 27, 2020, the Company effected a stock dividend of 0.50 to 1 share of Class B common stock for each outstanding share of Class B common stock and on July 30, 2020, the Company effected a stock dividend of 0.20 to 1 share of Class B common stock for each outstanding share of Class B common stock, resulting in 51,750,000 shares of Class B common stock being issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The Founder Shares included an aggregate of up to 6,750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 6,750,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On May 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. At June 30, 2020, there was $300,000 outstanding under the Promissory Note. The borrowings outstanding under the note in the amount of $550,000 were repaid upon the consummation of the Initial Public Offering on August 3, 2020.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of  $50,000 per month for office space, administrative and support services.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on July 29, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $72,450,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement. The underwriters waived the upfront underwriting discount on 19,982,000 Units, resulting in a reduction of the upfront underwriting discount of $3,996,400. In addition, the underwriters reimbursed the Company an aggregate of $1,000,000 for costs incurred in connection with the Initial Public Offering.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of  $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On July 30, 2020, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — On July 30, 2020, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020, there were 51,750,000 shares of Class B common stock issued and outstanding

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination in consideration for such seller’s interest in the Business Combination target, any private placement-equivalent warrants issued, or to be issued, to any seller in a Business Combination.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
•	if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp IV. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor IV LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Registration Statements on Form S-1 (Registration No. 333-239856 and 333-240179) filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 30, 2020 (inception) through June 30, 2020, we had a net loss of $1,000 which consisted of formation costs.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $172,100. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on August 3, 2020, we consummated the Initial Public Offering of 207,000,000 Units, which includes the full exercise by the underwriters of the over-allotment option, at $10.00 per unit, generating gross proceeds of $2,070,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 42,850,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $42,850,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $2,070,000,000 was placed in the Trust Account. We incurred $109,714,885 in transaction costs, including $36,403,600 of underwriting fees, $72,450,000 of deferred underwriting fees and $861,285 of other costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $50,000 for office space, administrative and support services to the Company. We began incurring these fees on July 30, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $72,450,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement. The underwriters waived the upfront underwriting discount on 19,982,000 Units, resulting in a reduction of the upfront underwriting discount of $3,996,400. In addition, the underwriters reimbursed us an aggregate of $1,000,000 for costs incurred in connection with the Initial Public Offering.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2020, we consummated the Initial Public Offering of 207,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 27,000,000 Units. The Units sold in the Initial Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $2,070,000,000. Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and J.P. Morgan acted as the joint book-runner and Academy Securities, Inc., Blaylock Van, LLC, Drexel Hamilton, LLC, Siebert Williams Shank & Co., LLC and Tigress Financial Partners LLC as the co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-239856 and 333-240179). The Securities and Exchange Commission declared the registration statements effective on July 29, 2020.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 42,850,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $42,850,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $2,070,000,000 was placed in the Trust Account.

We paid a total of $36,403,600 in underwriting discounts and commissions and $861,285 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $72,450,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 29, 2020, among the Company and Citigroup Global Markets Inc., as representative of the underwriters. (1)
4.1	Warrant Agreement, dated July 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated July 29, 2020, among the Company, its officers and directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated July 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated July 29, 2020, among the Company and certain other security holders named therein. (1)
10.4	Private Placement Warrant Purchase Agreement, July 29, 2020, between the Company and the Sponsor. (1)
10.5	Indemnity Agreement, dated July 29, 2020, between the Company and Michael Klein. (1)
10.6	Indemnity Agreement, July 29, 2020, between the Company and Jay Taragin. (1)
10.7	Indemnity Agreement, dated July 29, 2020, between the Company and Glenn R. August. (1)
10.8	Indemnity Agreement, dated July 29, between the Company and William J. Bynum. (1)
10.9	Indemnity Agreement, dated July 29, 2020, between the Company and Bonnie Jonas. (1)
10.10	Indemnity Agreement, dated July 29, 2020, between the Company and Mark Klein. (1)
10.11	Indemnity Agreement, dated July 29, 2020, between the Company and Malcolm S. McDermid. (1)
10.12	Indemnity Agreement, dated July 29, 2020, between the Company and Karen G. Mills. (1)
10.13	Administrative Services Agreement, dated July 29, 2020, between the Company and an affiliate of the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 3, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Churchill Capital Corp IV

Date: September 11, 2020	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2020	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)