Form 10-Q
period 2020-09-30
Churchill Capital Corp IV
filed 2020-11-09
CIK 1811210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 9, 2020, there were 207,000,000 shares of Class A common stock, par value $0.0001 per share, and 51,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CHURCHILL CAPITAL CORP IV

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP IV

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(UNAUDITED)

ASSETS
Current assets
Cash	$4,218,387
Prepaid expenses	1,091,634
Total Current Assets	5,310,021

Deferred tax asset	9,030
Marketable securities held in Trust Account	2,070,167,783
Total Assets	$2,075,486,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – accrued expenses	$33,333
Deferred underwriting fee payable	72,450,000
Total Liabilities	72,483,333

Commitments

Class A common stock subject to possible redemption, 199,787,373 shares at redemption value	1,998,003,495

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 7,212,627 issued and outstanding (excluding 199,787,373 shares subject to possible redemption)	721
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 51,750,000 shares issued and outstanding	5,175
Additional paid-in capital	5,150,724
Accumulated deficit	(156,614)
Total Stockholders’ Equity	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,075,486,834

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IV

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	For the Period from April 30, 2020 (Inception) Through September 30,
	2020	2020
Formation and operating costs	$332,427	$333,427
Loss from operations	(332,427)	(333,427)

Other income:
Interest earned on marketable securities held in Trust Account	210,782	210,782
Unrealized loss on marketable securities held in Trust Account	(42,999)	(42,999)
Other income, net	167,783	167,783

Loss before provision for income taxes	(164,644)	(165,644)
Benefit from income taxes	9,030	9,030
Net Loss	$(155,614)	$(156,614)

Weighted average shares outstanding, basic and diluted (1)	53,784,534	51,122,554

Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)	Excludes an aggregate of 199,787,373 shares subject to possible redemption at September 30, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IV,

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH SEPTMBER 30, 2020

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 30, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	51,750,000	5,175	19,825	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – June 30, 2020	—	—	51,750,000	5,175	19,825	(1,000)	24,000

Sale of 207,000,000 Units, net of underwriting discounts	207,000,000	20,700	—	—	1,960,264,415	—	1,960,285,115

Sale of 42,850,000 Private Placement Warrants	—	—	—	—	42,850,000	—	42,850,000

Common stock subject to possible redemption	(199,787,373)	(19,979)	—	—	(1,997,983,516)	—	(1,998,003,495)

Net loss	—	—	—	—	—	(155,614)	(155,614)

Balance – September 30, 2020	7,212,627	$721	51,750,000	$5,175	$5,150,724	$(156,614)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(156,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(210,782)
Unrealized loss on marketable securities	42,999
Deferred tax provision	(9,030)
Changes in operating assets and liabilities:
Prepaid expenses	(1,091,634)
Accrued expenses	33,333
Net cash used in operating activities	(1,391,728)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,070,000,000)
Net cash used in investing activities	(2,070,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	2,033,596,400
Proceeds from sale of Private Placement Warrants	42,850,000
Proceeds from promissory note—related party	550,000
Repayment of promissory note—related party	(550,000)
Payment of offering costs	(861,285)
Net cash provided by financing activities	2,075,610,115

Net Change in Cash	4,218,387
Cash — Beginning	—
Cash — Ending	$4,218,387

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$1,998,159,110
Change in value of common stock subject to possible redemption	$(155,615)
Deferred underwriting fee payable	$72,450,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from April 30, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $109,714,885, consisting of $36,403,600 of underwriting fees, $72,450,000 of deferred underwriting fees and $861,285 of other offering costs. In addition, at September 30, 2020, cash of $4,218,387 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 31, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 7, 2020. The interim results for the three months ended September 30, 2020 and for the period from April 30, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for period ended December 31, 2020 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of September 30, 2020.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2020 and for the period from April 30, 2020 (inception) through September 30, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 84,250,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

	Three Months Ended September 30,	For the Period from April 30, 2020 (Inception) Through September 30,
	2020	2020
Net loss	$(155,614)	$(156,614)
Less: Income attributable to shares subject to possible redemption	—	—
Adjusted net loss	$(155,614)	$(156,614)

Weighted average shares outstanding, basic and diluted	53,784,534	51,122,554

Basic and diluted net loss per common share	$(0.00)	$(0.00)

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

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of  $50,000 per month for office space, administrative and support services. For the three months ended September 30, 2020 and for the period from April 30, 2020 (inception) through September 30, 2020, the Company incurred and paid $100,000 in fees for these services.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

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

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of  $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On July 30, 2020, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 7,212,627 shares of Class A common stock issued or outstanding, excluding 199,787,373 shares of Class A common stock subject to possible redemption

Class B Common Stock — On July 30, 2020, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020, there were 51,750,000 shares of Class B common stock issued and outstanding

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$2,070,167,783

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $155,614, which consists of operating costs of $332,427 and an unrealized loss on marketable securities held in our Trust Account of $42,999, offset by interest income on marketable securities held in the Trust Account of $210,782 and a benefit from income taxes of $9,030.

For the period from April 30, 2020 (inception) through September 30, 2020, we had a net loss of $156,614, which consists of operating costs of $333,427 and an unrealized loss on marketable securities held in our Trust Account of $42,999, offset by interest income on marketable securities held in the Trust Account of $210,782 and a benefit from income taxes of $9,030.

Liquidity and Capital Resources

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

For the period from April 30, 2020 (inception) through September 30, 2020, cash used in operating activities was $1,391,728. Net loss of $156,614 was affected by interest earned on marketable securities held in the Trust Account of $210,782, unrealized loss of $42,999, a deferred tax provision change of $9,030, and changes in operating assets and liabilities, which used $1,058,301 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities held in the trust account of $2,070,167,783. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $4,218,387 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 29, 2020, among the Company and Citigroup Global Markets Inc., as representative of the underwriters.(1)
4.1	Warrant Agreement, dated July 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated July 29, 2020, among the Company, its officers and directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated July 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated July 29, 2020, among the Company and certain other security holders named therein. (1)
10.4	Private Placement Warrant Purchase Agreement, July 29, 2020, between the Company and the Sponsor. (1)
10.5	Indemnity Agreement, dated July 29, 2020, between the Company and Michael Klein. (1)
10.6	Indemnity Agreement, July 29, 2020, between the Company and Jay Taragin. (1)
10.7	Indemnity Agreement, dated July 29, 2020, between the Company and Glenn R. August. (1)
10.8	Indemnity Agreement, dated July 29, between the Company and William J. Bynum. (1)
10.9	Indemnity Agreement, dated July 29, 2020, between the Company and Bonnie Jonas. (1)
10.10	Indemnity Agreement, dated July 29, 2020, between the Company and Mark Klein. (1)
10.11	Indemnity Agreement, dated July 29, 2020, between the Company and Malcolm S. McDermid. (1)
10.12	Indemnity Agreement, dated July 29, 2020, between the Company and Karen G. Mills. (1)
10.13	Administrative Services Agreement, dated July 29, 2020, between the Company and an affiliate of the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 3, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Churchill Capital Corp IV

Date: November 9, 2020	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)