Form 10-K
period 2020-12-31
Churchill Capital Corp IV
filed 2021-03-16
CIK 1811210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-39408

Churchill Capital Corp IV
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-0891392 (I.R.S. Employer Identification No.)
640 Fifth Avenue, 12th Floor New York, NY 10019 (Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 380-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fifth of one warrant	CCIV.U	New York Stock Exchange

Shares of Class A common stock	CCIV	New York Stock Exchange

Warrants included as part of the units	CCIV WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES☐ NO ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The Registrant’s Units began trading on the New York Stock Exchange on July 30, 2020 and the Registrant’s shares of Class A common stock began separate trading on the New York Stock Exchange on September 18, 2020.

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2020 was $2,072,070,000.

As of March 15, 2021, there were 207,000,000 shares of Class A common stock, $0.0001 par value and 51,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to Churchill Capital Corp IV, a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to Churchill Sponsor IV LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1.	Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our founder, Michael Klein, is also the founder and managing partner of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. M. Klein and Company has established an entity within the firm, Archimedes Advisors, which will invest in our sponsor and which consists of operating partners (“operating partners”) who will assist Mr. Klein in sourcing potential acquisition targets, and creating long-term value in the business combination for us. M. Klein and Company’s operating partners are comprised of former senior operating executives of leading S&P 500 companies across multiple sectors and industries, including consumer, industrial, materials, energy, mining, chemicals, finance, data, software, enterprise technology, and media.

Our executive offices are located at 640 Fifth Avenue, 12th Floor, New York, NY 10019 and our telephone number is (212) 380-7500. Our corporate website address https://iv.churchillcapitalcorp.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

In May 2020, our sponsor purchased an aggregate of 21,562,500 shares of Class B common stock (our “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination. On July 14, 2020, the Company effected a stock dividend of one-third of a share of Class B common stock for each outstanding share of Class B common stock, on July 27, 2020, the Company effected a stock dividend of 0.50 to 1 share of Class B common stock for each outstanding share of Class B common stock and on July 30, 2020, the Company effected a stock dividend of 0.20 to 1 share of Class B common stock for each outstanding share of Class B common stock, resulting in 51,750,000 shares of Class B common stock being issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares of our determined Class A common stock and our Class B common stock (collectively, our “common stock’) upon completion of the initial public offering (the “IPO”).

On August 3, 2020 we completed our IPO of 207,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $2,070,000,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share, and one-fifth of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate 42,850,000 warrants (the “private placement warrants”) at a price of $1.00 per warrant, or $42,850,000 in the aggregate. An aggregate of $2,070,000,000 from the proceeds of the IPO and the private placement warrants was placed in a trust account (the “trust account”) such that the trust account held $2,070,000,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

On September 17, 2020, we announced that, commencing September 18, 2020, holders of the 207,000,000 units sold in the IPO may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “CCIV.U” and the shares of Class A common stock and warrants that were separated trade under the symbols “CCIV” and “CCIV WS,” respectively.

Recent Developments

On February 22, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Air Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Churchill (“Merger Sub”), and Atieva, Inc., d/b/a Lucid Motors, an exempted company incorporated with limited liability under the laws of the Cayman Islands (the “Company”).

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) by which Merger Sub will merge with and into the Company with the Company being the surviving entity in the merger (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

The proposed Business Combination is expected to be consummated after the required approval by our stockholders and the Company and the satisfaction of certain other conditions summarized below.

Merger Agreement

Merger Consideration

The aggregate consideration to be paid to the shareholders of the Company will be equal to (a) $11,750,000,000 plus (b) (i) all cash and cash equivalents of the Company and its subsidiaries less (ii) all indebtedness for borrowed money of the Company and its subsidiaries, in each case as of two business days prior to the closing date (the “Equity Value”) and will be paid entirely in shares of Class A common stock, par value $0.0001 per share, of Churchill in an amount equal to $10.00 per share (the “Merger Consideration”).

At the effective time of the Merger, each share of capital stock of the Company (the “Company Shares”) will be cancelled and automatically deemed for all purposes to represent the right to receive, in the aggregate, the Merger Consideration. At the effective time of the Merger, all share incentive plan or similar equity-based compensation plans maintained for employees of the Company will be assumed by Churchill and all outstanding options to purchase Company Shares (each, a “Company Option”) and each restricted stock unit award (“RSU”) with respect to Company Shares (each, a “Company RSU”) will be assumed by Churchill as described below. For purposes of the following paragraph, the “Exchange Ratio” means the Equity Value per share divided by $10.00.

At the effective time of the Merger, each Company Option will become an option to purchase shares of Class A common stock (each, an “Assumed Option”), on the same terms and conditions (including applicable vesting, exercise and expiration provisions) as applied to the Company Option immediately prior to the effective time of the Merger, except that (i) the number of shares of Class A common stock subject to such Assumed Option shall equal the product of (x) the number of Company Shares that were subject to the option immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, rounded down to the nearest whole share, and (B) the per-share exercise price shall equal the quotient of (1) the exercise price per Company Share at which such option was exercisable immediately prior to the effective time of the Merger, divided by (2) the Exchange Ratio, rounded up to the nearest whole cent.

At the effective time of the Merger, each Company RSU, will be assumed by Churchill and become an RSU with respect to shares of Class A common stock (each, an “Assumed RSU”) on the same terms and conditions (including applicable vesting provisions) as applied to each Company RSU immediately prior to the effective time of the Merger, except that the number of shares of Class A common stock subject to such Assumed RSU Award will be equal the product of (x) the number of Company Shares that were subject to such RSU immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, rounded down to the nearest whole share.

Representations and Warranties

The Merger Agreement contains representations and warranties of the parties thereto with respect to, among other things, (i) entity organization, formation and authority, (ii) authorization to enter into the Merger Agreement, (iii) capital structure, (iv) consents and approvals, (v) financial statements, (vi) undisclosed liabilities, (vii) real property, (viii) litigation and proceedings, (ix) material contracts, (x) taxes, (xi) title to assets, (xii) absence of changes, (xiii) environmental matters, (xiv) employee matters, (xv) licenses and permits, (xvi) compliance with laws (xvii) intellectual property and IT security,(xviii) governmental authorities and consents, (xix) insurance, and (xx) related party transactions. The representations and warranties of the parties contained in the Merger Agreement will terminate and be of no further force and effect as of the closing of the Transactions.

Covenants

The Merger Agreement contains customary covenants of the parties, including, among others, covenants providing for (i) the operation of the parties’ respective businesses prior to consummation of the Transactions, (ii) Churchill and the Company’s efforts to satisfy conditions to consummation of the Transactions, (iii) Churchill and the Company to cease discussions for alternative transactions, (iv) Churchill to prepare and file a registration statement and a proxy statement for the purpose of soliciting proxies from Churchill’s stockholders to vote in favor of certain matters (the “SPAC Stockholder Matters”), including the adoption of the Merger Agreement, approval of the Transactions, amendment and restatement of Churchill’s certificate of incorporation and certain other matters at a special meeting called therefor (the “Special Meeting”), (v) the Company to convene an extraordinary general meeting of its shareholders to approve certain matters, including the adoption of the Merger Agreement, the Plan of Merger and approval of the Transactions (the “Company Shareholder Matters”), (vi) the protection of, and access to, confidential information of the parties and (vii) the parties’ efforts to obtain necessary approvals from governmental agencies.

Conditions to Closing

The consummation of the Transactions is subject to customary closing conditions for special purpose acquisition companies, including, among others: (i) approval by Churchill’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions being in force, (iv) Churchill having at least $5,000,001 of net tangible assets as of the closing of the Transactions, (v) approval by the Company’s shareholders, (vi) shares of Churchill’s common stock being listed on the New York Stock Exchange or other stock exchange mutually agreed between Churchill and the Company, (vi) the registration statement becoming effective in accordance with the Securities Act and (vii) customary bringdown conditions. Additionally, the obligations of the Company to consummate the Transactions are also conditioned upon, among others, the amount of Available Closing SPAC Cash being at least $2.8 billion as of the closing of the Transactions and each of the covenants of each of Churchill Sponsor and the Insiders (both as defined below) required under the Sponsor Agreement (as defined below) to be performed as of or prior to the closing of the Transactions shall have been performed in all material respects, and none of Churchill Sponsor or the Insiders shall have threatened (orally or in writing) (a) that the Sponsor Agreement is not valid, binding and in full force and effect, (b) that the Company is in breach of or default under the Sponsor Agreement or (c) to terminate the Sponsor Agreement.

Termination

The Merger Agreement may be terminated at any time, but not later than the closing of the Transactions, as follows:

(i)            by mutual written consent of Churchill and the Company;

(ii)           by either Churchill or the Company if the Transactions are not consummated on or before October 22, 2021 (the “Termination Date”), but Churchill’s right to terminate will be automatically extended if any action for specific performance or other equitable relief filed by the Company with respect to the Merger Agreement, the other transaction agreements specified in the Merger Agreement or otherwise regarding the Transactions is commenced or pending on or prior to the Termination Date, provided that the terminating party’s failure to fulfill any of its obligations under the Merger Agreement is not the primary cause of the failure of the closing to occur by such date;

(iii)          by either Churchill or the Company if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently enjoining or prohibiting the Merger, which order, decree, judgment, ruling or other action is final and nonappealable;

(iv)          by either Churchill or the Company if the other party has breached any of its covenants, agreements, representations or warranties which would result in the failure of certain conditions to be satisfied at the closing and has not cured its breach within thirty days of the notice of an intent to terminate, provided that the terminating party’s failure to fulfill any of its obligations under the Merger Agreement is not the primary cause of the failure of the closing to occur;

(v)           by either Churchill or the Company if, at the Special Meeting, the Transactions and the other SPAC Stockholder Matters shall fail to be approved by holders of Churchill’s outstanding shares, provided that Churchill’s right to terminate for failure to obtain such approval shall not be available if, at the time of such termination, SPAC is in breach of certain of its obligations under the Merger Agreement, including with respect to the preparation, filing and mailing of the registration statement and the proxy statement and convening the Special Meeting; or

(vi)          by Churchill if the Company shall fail to obtain the Company Shareholder Matters.

The foregoing description of the Merger Agreement and the Transactions does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement and any related agreements. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The Merger Agreement has been included as an exhibit to this Annual Report on Form 10-K (this “Current Report”) to provide investors with information regarding its terms. It is not intended to provide any other factual information about Churchill, the Company, or any other party to the Merger Agreement or any related agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, are subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and are subject to standards of materiality applicable to the contracting parties that may differ from those applicable to investors and security holders. Investors and security holders are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in Churchill’s public disclosures.

A copy of the Merger Agreement is filed with this Annual Report as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the Merger Agreement is qualified in its entirety by reference thereto.

Related Agreements

Investor Rights Agreement

In connection with the execution of the Merger Agreement, Churchill entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with Ayar Third Investment Company (“Ayar”), Churchill Sponsor IV LLC (“Churchill Sponsor”) and the other parties named therein. Pursuant to the Investor Rights Agreement, as of the date of the closing of the Transactions, Ayar has the right to nominate five directors to Churchill’s board of directors (the “Board”) and Churchill Sponsor has the right to nominate one director to the Board. Two directors will be independent directors to be nominated by the Company and one director will be the chief executive officer of the combined company. In addition, following the closing of the Transactions, Ayar will have a continuing right to designate directors to the Board, subject to its (and its permitted transferees’) beneficial ownership of Class A common stock as compared to the Class A common stock issued and outstanding as of the record date of each applicable annual or special meeting of stockholders at which directors are to be elected (the “Record Date”). If, following the closing of the Transactions, Ayar (or its permitted transferees) beneficially owns: (i) 50% or greater of the shares of Class A common stock issued and outstanding on the Record Date, it will have the right to nominate five directors; (ii) less than 50% but greater than or equal to 40% of the shares of Class A common stock issued and outstanding on the Record Date, it will have the right to nominate four directors; (iii) less than 40% but greater than or equal to 30% of the shares of Class A common stock issued and outstanding on the Record Date, it will have the right to nominate three directors; (iv) less than 30% but greater than or equal to 20% of the shares of Class A common stock issued and outstanding on the Record Date, it will have the right to nominate two directors; (v) less than 20% but greater than or equal to 10% of the shares of Class A common stock issued and outstanding on the Record Date, it will have the right to nominate one director; and (vi) less than 10% of the shares of Class A common stock issued and outstanding on the Record Date, it will not have the right to nominate any directors; provided, that if after the date of the closing of the Transactions the size of the Board is increased or decreased, the number of directors Ayar is entitled to nominate will be increased or decreased in proportion to such increase or decrease in the size of the Board, rounded down to the nearest whole number. Further, for so long as Ayar beneficially owns 20% or greater of the shares of Class A common stock issued and outstanding on the Record Date, it will have the right to designate the Chairman of the Board. Pursuant to the Investor Rights Agreement, any material changes to the combined company’s business plan will require the affirmative vote of a majority of the Board. In addition, pursuant to the Investor Rights Agreement, certain parties will be entitled to certain registration rights, including, among other things, customary demand, shelf and piggy-back rights, subject to customary cut-back provisions. Pursuant to the Investor Rights Agreement, certain parties will agree not to sell, transfer, pledge or otherwise dispose of shares of Class A common stock or warrants to purchase shares of Class A common stock they receive in connection with the Transactions or otherwise beneficially own as of the date of the closing of the Transactions for certain time periods specified therein. The foregoing description of the Investor Rights Agreement is not complete and is qualified in its entirety by reference to the Investor Rights Agreement, included as Exhibit 10.16 to this Current Report.

Subscription Agreements

In connection with the execution of the Merger Agreement, (a) Churchill entered into certain common stock subscription agreements (the “Subscription Agreements”) with certain investment funds (the “PIPE Investors”) pursuant to which, Churchill has agreed to issue and sell to the PIPE Investors $2.5 billion of Class A common stock (the “PIPE Shares”) in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act at a purchase price of $15 per share (the “PIPE Investment”). Pursuant to the Subscription Agreements, the PIPE Investors have agreed to not transfer any PIPE Shares until the later of (i) the effectiveness of the registration statement to be filed following the closing of the Transactions to register the PIPE Shares and (ii) September 1, 2021. The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the Transactions will be consummated immediately following the closing of the PIPE Investment. The Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement and (ii) the mutual written agreement of the parties thereto.

The Subscription Agreements provide that Churchill is required to file with the SEC, within 30 days after the consummation of the Transactions, a shelf registration statement covering the resale of the PIPE Shares and to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof but no later than the earlier of (i) the 90th day (or 150th day if the SEC notifies Churchill that it will “review” such registration statement) following the closing of the PIPE Investment and (ii) the 10th business day after the date Churchill is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be “reviewed” or will not be subject to further review.

Initial Business Combination

The NYSE rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if applicable, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We may structure our initial business combination so that the post-transaction company in which holders (our “public stockholders”) of our Class A common stock sold as part of the units in the IPO (the “public shares”), including our sponsor, officers and directors to the extent our sponsor, officers or directors own public shares, provided that each of their status as a “public stockholder” shall only exist with respect to their public shares, will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the Investment Company Act). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following August 3, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock and our Class B common stock (collectively, our “common stock”) that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

With funds available for a business combination in the amount of approximately $1,997,550,000 as of December 31, 2020, assuming no redemptions and after payment of up to $72,450,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account as of the closing of the IPO was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination (the “letter agreement”).

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until August 3, 2022, the date that is 24 months from the closing of the IPO, to complete our initial business combination (the period from the closing of the IPO until August 3, 2022, the “completion window”). If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares after the IPO, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Item 1A. Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. Please see “Item 1A. Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2020, we had access to approximately $2,070,086,006 in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following July 1, 2021 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of permitted withdrawals and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Item 1A. Risk Factors — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to the rights of holders of our Class A Common Stock or pre-initial business combination business activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for, against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), in each case subject to the limitations described herein;

•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

•	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

•	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that, unless otherwise required by applicable law or stock exchange rules, we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors

Our sponsor is an affiliate of M. Klein and Company, LLC (together with its affiliates “M. Klein and Company”). Michael Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company and after he has satisfied his contractual and fiduciary obligations to other parties. As a result, M. Klein and Company’s clients may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company, including by Mr. Klein and other persons who may make decisions for the company, may be suitable both for us and for M. Klein and Company or any of its clients, and will be directed initially to such persons rather than to us. None of Mr. Klein, M. Klein and Company or members of our management team who are also employed by M. Klein and Company have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as a director or officer of the Company and after they have satisfied their contractual and fiduciary obligations to other parties.

In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Operating Partners as well as out board of directors, have formed and are actively engaged in Churchill Capital Corp II, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in July 2019, December 2020, February 2021 and February 2021, respectively. Churchill Capital Corp II, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, like us, may pursue initial business combination targets in any businesses or industries and have until July 1, 2021, December 18, 2022, February 17, 2023 and February 17, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp II, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII may present additional conflicts of interest in pursuing an acquisition target. M. Klein and Company, Mr. Klein and the Operating Partners are also actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that is in the process of completing its initial public offering as of the date of this filing and may present additional conflicts of interest in pursuing an acquisition target.

In addition, Mr. Taragin, our Chief Financial Officer, is Chief Financial Officer of M. Klein and Company.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict.

Additionally, the engagement of M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination may present certain conflicts of interest. See “Item 1A. Risk Factors — We may engage an affiliate of our sponsor who may be entitled to earn an advisory fee upon the completion of an initial business combination. Its financial interest in the completion of the business combination may influence the advice it provides the Company.”

There can be no assurance that these or other conflicts of interest with the potential for adverse effects on the Company and investors will not arise.

Limitations on Our Access to Investment Opportunities Sourced by M. Klein and Company

M. Klein and Company may compete with us for acquisition opportunities that we may target for our initial business combination. If M. Klein and Company decides to pursue any such opportunity or determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company or by persons who may make decisions for us may be suitable for both us and for M. Klein and Company may be directed to M. Klein and Company or other third parties rather than to us. M. Klein and Company does not have any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware.

Our management team, in their other endeavors (including any affiliation they may have with M. Klein and Company), may choose or be required to present potential business combinations or other transactions to M. Klein and Company or third parties, before they present such opportunities to us. Please see “Item 1A. Risk Factors — Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.”

Sponsor Indemnity

Our sponsor, an affiliate of M. Klein and Company, has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case, net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether or not any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Additional Information Regarding Our Proposed Initial Business Combination

We will file a registration statement on Form S-4 with the SEC, which includes a proxy statement and a prospectus, and we will file other documents regarding the Transactions. The definitive proxy statement/prospectus will also be sent to our stockholders and Lucid’s stockholders, seeking any required stockholder approvals. We urge you to carefully read the entire registration statement and proxy statement/prospectus and any other relevant documents filed with the SEC, including any amendments or supplements to these documents, because they contain important information about the proposed transactions, including detailed descriptions of the Transactions and a discussion of historical information and risks relating to the Transactions. The documents filed by us with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov.

Other than as specifically discussed, this report does not assume the closing of the Transactions described above.

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC’s internet site (http://www.sec.gov) contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

Facilities

We currently maintain our executive offices at 640 Fifth Avenue, 12th Floor, New York, NY 10019. The cost for this space is included in the $50,000 per month fee that we are paying an affiliate of our sponsor for office space, administrative and support services.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to United States generally accepted accounting principles (“GAAP”) or international financial reporting standards as promulgated by the international accounting standards board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ended December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following August 3, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

On March 3, 2021, Richard Hofman, a purported stockholder of us, filed a complaint, individually and on behalf of other of our stockholders, in the Superior Court of the State of California against us, Lucid, and other unnamed defendants. The complaint alleges claims for fraud, negligent misrepresentation, and false advertising and unfair business practices in connection with allegedly false and misleading statements and omissions in our public filings, concerning the proposed merger between us and Lucid. The complaint seeks injunctive relief, as well as compensatory and punitive damages. On March 8, 2021, plaintiff filed an ex parte application for a temporary restraining order and preliminary injunction, which the Company opposed and the court denied on March 10, 2021.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus associated with our IPO and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

•	being a newly incorporated company with no operating history and no revenues;

•	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

•	our public shareholders’ ability to exercise redemption rights;

•	the requirement that we complete our initial business combination within the completion window;

•	the possibility that NYSE may delist our securities from trading on its exchange;

•	being declared an investment company under the Investment Company Act;

•	complying with changing laws and regulations;

•	the performance of the prospective target business or businesses;

•	our ability to select an appropriate target business or businesses;

•	the pool of prospective target businesses available to us and the ability of our officers and directors

•	to generate a number of potential business combination opportunities;

•	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our shareholders;

•	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our ability to obtain additional financing to complete our initial business combination;

•	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;

•	our ability to redeem your unexpired warrants prior to their exercise;

•	our public securities’ potential liquidity and trading; and

•	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Proposed Business — Stockholders may not have the ability to approve our initial business combination” for additional information.

If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 77,625,001, or 37.5%, of the 207,000,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination. In addition, the amount of deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window.

Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

 If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the trust account such that the per share redemption amount received by public stockholders may be less than your anticipated per share redemption amount.

The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by public stockholders.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (3) the redemption of all of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the completion window for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the completion window before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, M. Klein and Company and our Strategic and Operating Partners, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the funds available to us outside of the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the completion window, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, including permitted withdrawals and loans or additional investments from our sponsor, will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no- shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the per share amount initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.00 per public share; or (2) the actual amount per share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, and restrictions on the issuance of our securities, each of which may make it difficult for us to complete our business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company; adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are neither limited to evaluating target businesses in a particular industry nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a business combination in sectors which may be outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our stockholders from a financial point of view.

In addition, if our board of directors is not able to determine the fair market value of the target business or businesses, in connection with the NYSE rules that require that an initial business combination be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if applicable, and excluding the amount of any deferred underwriting discount), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria.

Other than the two circumstances described above, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of Class A common stock, par value $0.0001 per share, and 100,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 7,651,469 (excluding 199,348,531 shares subject to possible redemption) and 51,750,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation will provide that we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to receive funds from the trust account). We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or (2) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in the IPO;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching initial business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation will provide that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation will provide that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who will beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including from M. Klein and Company) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. M. Klein and Company is not obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent novel coronavirus (“COVID-19”) outbreak.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Legal proceedings in connection with the business combination, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

On March 3, 2021, Richard Hofman, a purported stockholder of ours, filed a complaint, individually and on behalf of other of our stockholders, in the Superior Court of the State of California against us, Lucid, and other unnamed defendants. The complaint alleges claims for fraud, negligent misrepresentation, and false advertising and unfair business practices in connection with allegedly false and misleading statements and omissions in our public filings, concerning the proposed merger between us and Lucid. The complaint seeks injunctive relief, as well as compensatory and punitive damages.

Additional lawsuits may be filed against us or our directors and officers in connection with the Transactions. Defending such additional lawsuits could require us to incur significant costs and draw the attention of our management team away from the Transactions. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Transactions are consummated may adversely affect the combined company's business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the business combination from becoming effective within the agreed upon timeframe.

Risks Relating to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Reports on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, without our prior consent, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold the Excess Shares and, in order to dispose of such shares, would be required to sell your Excess Shares in open market transactions, potentially at a loss.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Moreover, our Class B stockholders will be entitled to elect all of our directors prior to the completion of our initial business combination and may elect to do so by written consent without a meeting.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our reasonable best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the private placement warrants owned by our sponsor or warrants issued in connection with working capital loans are registered for resale.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

Our sponsor contributed $25,000, or approximately $0.001 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

Our sponsor acquired the founder shares at a nominal price, significantly contributing to the dilution of holders of our Class A common stock. This dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust. In addition, because of the anti-dilution rights of the founder shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. Our initial stockholders may purchase public warrants with the intention of reducing the number of public warrants outstanding or to vote such warrants on any matters submitted to warrantholders for approval, including amending the terms of the public warrants in a manner adverse to the interests of the registered holders of public warrants. While our initial stockholders have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our public warrants that our initial stockholders may purchase and it is not currently known how many public warrants, if any, our initial stockholders may hold at the time of our initial business combination or at any other time during which the terms of the public warrants may be proposed to be amended.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 41,400,000 shares of our Class A common stock at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered in the IPO. Simultaneously with the closing of the IPO, we also issued in a private placement an aggregate of 42,850,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 51,750,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants.

To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We will elect in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation will contain provisions that have the same effect as Section 203 of the DGCL, except that it will provide that affiliates of our sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Risks Relating to Our Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company.

Mr. August is the Founder and CEO of OHA and acts as a strategic advisor to its clients. Mr. August has a fiduciary duty to OHA. As a result, Mr. August may have a duty to offer acquisition opportunities to clients of OHA. Mr. August will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as a director of the Company.

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of any of our other directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination. However, we do not expect that any of our key personnel will remain with us after the completion of our initial business combination.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, as we do not expect that any of our key personnel will remain with us after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected.

Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities.

Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact our ability to complete an initial business combination in a timely manner or at all.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, M. Klein and Company, Mr. Klein and the Operating Partners, as well as our board of directors, have formed and are actively engaged in Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in August 2020, December 2020, February 2021 and February 2021, respectively. Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, like us, may pursue initial business combination targets in any businesses or industries and have until August 3, 2022, December 18, 2022, February 17, 2023 and February 17, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII may present additional conflicts of interest in pursuing an acquisition target. M. Klein and Company, Mr. Klein and the Operating Partners are also actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that is in the process of completing its initial public offering as of the date of this filing and may present additional conflicts of interest in pursuing an acquisition target.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

In addition, none of the Operating Partners are officers or directors of our company and therefore owe us no fiduciary duties as such. While we expect that they will assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. Each Operating Partner may have fiduciary, contractual or other obligations or duties to other organizations to present business combination opportunities to such other organizations rather than to us. Accordingly, if any Operating Partner becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor those obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential business may be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with M. Klein and Company, our sponsor or our directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with M. Klein and Company, our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with M. Klein and Company, our sponsor, officers and directors, and their respective affiliates. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with M. Klein and Company, our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor on our business combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.

We may engage M. Klein and Company, or another affiliate of our sponsor, as a financial advisor in connection with our initial business combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the initial business combination. The payment of such fee would likely be conditioned upon the completion of the initial business combination. Therefore, our sponsor may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In May 2020, our sponsor purchased an aggregate of 21,562,500 shares of our founder shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination. On July 14, 2020, we effected a stock dividend of one-third of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 28,750,000 founder shares. On July 27, 2020, we effected a stock dividend of 0.50 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 43,125,000 founder shares. On July 30, 2020, we effected a stock dividend of 0.20 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 51,750,000 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO.

In addition, our sponsor purchased an aggregate of 42,850,000 private placement warrants for a purchase price of $42,850,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the shares of Class A common stock included in the units being sold in the IPO, except that: (1) only holders of the founder shares have the right to vote on the election of directors prior to our initial business combination; (2) the founder shares are subject to certain transfer restrictions, as described in more detail below; (3) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the completion window); (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of founder shares are entitled to registration rights.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax consequences;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

General Risk Factors

Past performance by M. Klein and Company and members of our management team or our Strategic and Operating Partners may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, M. Klein and Company and other members of our management team or our Strategic and Operating Partners is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of M. Klein and Company and members of our management team or our Strategic and Operating Partners is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record and performance of M. Klein and Company and members of our management team or our Strategic and Operating Partners as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in M. Klein and Company or our Strategic and Operating Partners.

Certain agreements related to the IPO may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to this offering, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 640 Fifth Avenue, 12th Floor, New York, NY 10019. The cost for this space is included in the $50,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services.

Item 3.	Legal Proceedings.

On March 3, 2021, Richard Hofman, a purported stockholder of us, filed a complaint, individually and on behalf of other of our stockholders, in the Superior Court of the State of California against us, Lucid, and other unnamed defendants. The complaint alleges claims for fraud, negligent misrepresentation, and false advertising and unfair business practices in connection with allegedly false and misleading statements and omissions in our public filings, concerning the proposed merger between us and Lucid. The complaint seeks injunctive relief, as well as compensatory and punitive damages. On March 8, 2021, plaintiff filed an ex parte application for a temporary restraining order and preliminary injunction, which the Company opposed and the court denied on March 10, 2021.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the NYSE under the symbols “CCIV.U”, “CCIV” and “CCIV WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at February 28, 2021, there was one holder of record of our units, one holder of record of our separately traded common stock and two holders of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In May 2020, our sponsor purchased an aggregate of 21,562,500 shares of our “founder shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination. On July 14, 2020, we effected a stock dividend of one-third of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 28,750,000 founder shares. On July 27, 2020, we effected a stock dividend of 0.50 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 43,125,000 founder shares. On July 30, 2020, we effected a stock dividend of 0.20 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 51,750,000 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO.

On August 3, 2020, we completed our IPO of 207,000,000 units at a price of $10.00 per unit, generating gross proceeds of $2,070,000,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share, and one-fifth of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. Following the closing of the IPO, an aggregate of $2,070,000,000 was placed in the trust account.

The Company incurred $109,714,885 of offering costs in connection with the IPO, inclusive of $72,450,000 of deferred underwriting commissions payable to the underwriters from the amounts held in the trust account solely in the event the Company completes a business combination. There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated July 30, 2020, which was filed with the SEC.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 42,850,000 warrants at a price of $1.00 per warrant, or $42,850,000 in the aggregate. An aggregate of $2,070,000,000 from the proceeds of the IPO and the private placement warrants was placed in a trust account such that the trust account held $2,070,000,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Item 6.	Selected Financial Data.

The following table summarizes the relevant data for our business as of December 31, 2020 and should be read with our financial statements, which are included in this 10-K:

For the period from April 30, 2020 (inception) through December 31, 2020
Income Statement Data: Income Statement Data:
Loss from operations	$(2,976,423)
Net loss	(2,521,839)

December 31, 2020
Balance Sheet Data:
Cash	$3,592,857
Marketable securities held in trust account	2,070,086,006
Total assets	2,074,616,649
Total liabilities	73,978,373
Common stock subject to possible redemption	1,995,638,270
Total stockholders’ equity	5,000,006

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On February 22, 2021, we entered into a Merger Agreement with Merger Sub and Atieva, relating to a proposed business combination transaction between us and Atieva.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Atieva with Atieva being the surviving entity in the merger (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

The aggregate consideration to be paid to the shareholders of Atieva will be equal to (a) $11,750,000,000 plus (b) (i) all cash and cash equivalents of Atieva and its subsidiaries less (ii) all indebtedness for borrowed money of Atieva and its subsidiaries, in each case as of two business days prior to the closing date (the “Equity Value”) and will be paid entirely in shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”) in an amount equal to $10.00 per share (the “Merger Consideration”).

At the effective time of the Merger:

(i)	each share of capital stock of Atieva (the “Atieva Shares”) will be cancelled and automatically deemed for all purposes to represent the right to receive, in the aggregate, the Merger Consideration. All share incentive plan or similar equity-based compensation plans maintained for employees of Atieva will be assumed by the Company and all outstanding options to purchase Atieva Shares (each, a “Atieva Option”) and each restricted stock unit award (“RSU”) with respect to Atieva Shares (each, a “Atieva RSU”) will be assumed by the Company as described below. For purposes of the following paragraph, the “Exchange Ratio” means the Equity Value per share divided by $10.00.

(ii)	each Atieva Option will become an option to purchase shares of Class A Common Stock (each, an “Assumed Option”), on the same terms and conditions (including applicable vesting, exercise and expiration provisions) as applied to the Atieva Option immediately prior to the effective time of the Merger, except that (i) the number of shares of Class A Common Stock subject to such Assumed Option shall equal the product of (x) the number of Atieva Shares that were subject to the option immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, rounded down to the nearest whole share, and (B) the per-share exercise price shall equal the quotient of (1) the exercise price per Atieva Share at which such option was exercisable immediately prior to the effective time of the Merger, divided by (2) the Exchange Ratio, rounded up to the nearest whole cent.

(iii)	each Atieva RSU, will be assumed by the Company and become an RSU with respect to shares of Class A Common Stock (each, an “Assumed RSU”) on the same terms and conditions (including applicable vesting provisions) as applied to each Atieva RSU immediately prior to the effective time of the Merger, except that the number of shares of Class A Common Stock subject to such Assumed RSU Award will be equal the product of (x) the number of Atieva Shares that were subject to such RSU immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, rounded down to the nearest whole share.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

On February 20, 2021, we entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to render certain financial advisory and capital markets advisory services for a potential Business Combination. We agreed to pay the service provider a fee of (i) $6,000,000 is payable upon the consummation of a Business Combination (ii) $500,000 is payable upon consummation of the financing (iii) out-of-pocket expenses not to exceed $125,000 without prior approval.

On February 22, 2021, we entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Note”). The Note is non-interest bearing and payable on the earlier of (i) the date of which we consummate a Business Combination or (ii) the date that the winding up of the Company. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. We borrowed an aggregate of $1,500,000 on February 22, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of Atieva. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 30, 2020 (inception) through December 31, 2020, we had a net loss of $2,521,839, which consists of operating costs of $2,976,423 and a provision for income taxes of $81,422 offset by interest income on marketable securities held in the Trust Account of $531,361 and an unrealized gain on marketable securities held in our Trust Account of $4,645.

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

For the period from April 30, 2020 (inception) through December 31, 2020, cash used in operating activities was $2,467,258. Net loss of $2,521,839 was affected by interest earned on marketable securities held in the Trust Account of $531,361, unrealized gain of on marketable securities held in our Trust Account $4,645 and changes in operating assets and liabilities, which provided $590,587 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the trust account of $2,070,086,006. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals, deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest for working capital requirement and to pay franchise and income taxes. During the period ended December 31, 2020, we withdrew $450,000 of interest earned on the Trust Account for working capital purpose. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $3,592,857 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.   Financial Statements and Supplementary Data

This information appears following Item 15 of this Form 10-K and is included herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B. Additional Information

None.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Michael Klein	57	Chief Executive Officer, President and Chairman of the Board of Directors
Jay Taragin	55	Chief Financial Officer
Glenn R. August	59	Director
William J. Bynum	62	Director
Bonnie Jonas	51	Director
Mark Klein	58	Director
Malcolm S. McDermid	42	Director
Karen G. Mills	67	Director

Michael Klein is our Chief Executive Officer, President and the Chairman of our Board of Directors. Mr. Klein is also the Chief Executive Officer and Chairman of the Board of Directors of Churchill Capital Corp II, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp V, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VII, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC and Chief Executive Officer, President and Chairman of the Board of Directors of AltC Acquisition Corp., a blank check company whose sponsor is an affiliate of M. Klein and Company. Mr. Klein is currently a Director of Credit Suisse Group AG and Credit Suisse AG. Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with MultiPlan, Inc. in October 2020, and Mr. Klein currently serves on the board of directors of MultiPlan, Inc. Mr. Klein is the founder and managing partner of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelors of Science in Economics with concentrations in finance and accounting. Mr. Klein was selected to serve on the board of directors due to his significant investment banking and advisory experience.

Jay Taragin is our Chief Financial Officer since February 2021. Mr. Taragin is also the Chief Financial Officer of Churchill Capital Corp V since May 2020, Chief Financial Officer of Churchill Capital Corp VI since December 2020, Chief Financial Officer of Churchill VII since December 2020, Chief Financial Officer of AltC Acquisition Corp. since March 2021 and Chief Financial Officer of M. Klein and Company which he joined in May 2019. Prior to joining M. Klein and Company, Mr. Taragin served as the US Scotiabank Chief Financial Officer from 2013 to 2017. Prior to Scotiabank, Mr. Taragin held a Chief Operating and Financial Officer role from 2009 to 2012 at Fundcore Finance Group LLC and held a variety of senior finance and audit roles at Merrill Lynch & Company from 1993 to 2009. In addition, Mr. Taragin worked at Credit Suisse and PricewaterhouseCoopers as a senior auditor and accountant. Mr. Taragin is a CPA and holds a master’s degree in business administration from New York University Stern School of Business and a bachelor’s degree from Yeshiva University.

Glenn R. August is a Director and is also a Director of Churchill Capital Corp II, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII. Mr. August is the Founder, Senior Partner and Chief Executive Officer of Oak Hill Advisors. In addition, he serves as global head of the firm’s distressed investment business. Mr. August has played leadership roles in numerous restructurings and served on numerous public and private company boards since 1987. Since 1996, he co-founded each of Oak Hill Advisors’ funds, where he serves as Managing Partner. He co-founded the predecessor firm to Oak Hill Advisors in 1987 and took over responsibility for its credit and distressed investment activities in 1990. Mr. August earned a Bachelor of Science degree from Cornell University and an M.B.A. from Harvard Business School, where he was a Baker Scholar. Mr. August was selected to serve on our Board of Directors due to his significant financial and leadership experience.

William J. Bynum is a Director and also a Director of Churchill Capital Corp V. He is the Chief Executive Officer of HOPE (Hope Enterprise Corporation, Hope Credit Union and Hope Policy Institute), a family of organizations founded by him in 1994 that provides financial services; leverages private, public and philanthropic resources; and engages in policy analysis to fulfill its mission of strengthening communities, building assets, and improving lives in economically distressed parts of Alabama, Arkansas, Louisiana, Mississippi and Tennessee. Mr. Bynum serves on the boards of the Aspen Institute, NAACP Legal Defense Fund, Prosperity Now, and William Winter Institute for Racial Reconciliation. He previously chaired the Treasury Department’s Community Development Advisory Board and the Consumer Financial Protection Bureau Consumer Advisory Board. Mr. Bynum is a graduate of the University of North Carolina at Chapel Hill, and has completed executive coursework at the Harvard Business School. Mr. Bynum was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Bonnie Jonas is a Director and a Director of Churchill Capital Corp VI and Churchill Capital Corp VII. She is the cofounder of Pallas Global Group, LLC (“Pallas Global”), a company that provides independent monitoring and consulting services to corporations and organizations. Prior to co-founding Pallas Global, Ms. Jonas served for 18 years as an Assistant United States Attorney in the U.S. Attorney's Office for the Southern District of New York (the “SDNY”). Ms. Jonas's most recent position with the SDNY was as Deputy Chief of the Criminal Division, from 2013 to 2016. She also served as the SDNY's Financial Fraud Coordinator for President Obama's Financial Fraud Enforcement Task Force and as Co-Chief of the General Crimes Unit. Ms. Jonas was an attorney with the law firm Paul, Weiss, Rifkind, Wharton & Garrison LLP and a law clerk for the Honorable Reena Raggi of the U.S. District Court in the Eastern District of New York. Earlier in her career, Ms. Jonas worked as a consultant at Peterson Consulting, where she evaluated settlement amounts in connection with pending asbestos litigation. Ms. Jonas is a graduate of the Wharton School at the University of Pennsylvania and Columbia Law School. Ms. Jonas was selected to serve on our Board of Directors due to her significant leadership and legal experience.

Mark Klein is a Director and also a Director of Churchill Capital Corp II, Churchill Capital IV, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII. He is the President and Chief Executive Officer of Sutter Rock Capital, and has been a director of Sutter Rock Capital since 2011. Since 2010, Mr. Klein has served as a Managing Member and Majority Partner of M. Klein and Company, LLC. Mr. Klein also serves on the Board of Directors for Atlantic Alliance Partnership Corp. and has served as an investment adviser at B. Riley Wealth Management since April 2012. Mr. Klein was a Director of National Holding Corporations from 2011 to 2014, where he also served as Chief Executive Officer and Co- Chairman from March 2013 to December 2014. He served as a director of New University Holdings Corp., from its inception in 2010 through August 2011, when New University Holdings Corp. merged with ePals, Inc. In addition, from April 2010 until May 2011, Mr. Klein served as the Chief Executive Officer and President and a Director of 57th Street General Acquisition Corp. until it completed a merger with Crumbs Bake Shop. Subsequently, Mr. Klein served as a member of the Board of Directors of Crumbs from May 2011 to March 2014. Mr. Klein has a Bachelor’s degree, with high distinction, in Business Administration from Emory University and an MBA from the J. L. Kellogg School of Management, Northwestern University. Mr. Klein was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Malcolm S. McDermid is a Director and also a Director of Churchill Capital Corp II, Churchill Capital Corp VI and Churchill Capital Corp VII. He was previously a Director of Churchill Capital Corp. Mr. McDermid is also a Managing Director with Emerson Collective, where he has led Emerson Collective's venture capital investing efforts since August 2017. He was previously a Partner with Andreessen Horowitz, a venture capital firm based in Menlo Park, California from March 2013 to July 2017. Prior to Andreessen Horowitz, Mr. McDermid was a Director with Stifel Nicolaus, formerly Thomas Weisel Partners, a technology focused investment bank in San Francisco. He began his career at Citigroup as a financial analyst. Mr. McDermid received a Bachelor of Arts degree in Computer Science and Quantitative Economics from Tufts University and a Master of Arts in Law and Diplomacy from the Fletcher School at Tufts University. Mr. McDermid was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Karen G. Mills is a Director and also a Director of Churchill Capital Corp II, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII. Ms. Mills is also a Senior Fellow at the Harvard Business School since January 2014, focusing on economic policy, U.S. competitiveness, entrepreneurship and innovation. Ms. Mills was a member of President Barack Obama's Cabinet, serving as the Administrator of the U.S. Small Business Administration from April 2009 to August 2013. Ms. Mills is the President of MMP Group since October 1993, which invests in financial services, consumer products and technology-enabled solutions businesses. Ms. Mills is Vice Chair of the immigration services company Envoy Global since September 2014. She also serves as Chair of the Advisory Committee for the Private Capital Research Institute since March 2017. Ms. Mills holds an A.B. degree in Economics from Harvard University, Magna Cum Laude, and earned an M.B.A. from Harvard Business School. Ms. Mills was selected to serve on our Board of Directors due to her significant financial and leadership experience.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, including the two director nominees of our sponsor. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Glenn R. August and Malcolm S. McDermid, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mark Klein and Karen G. Mills, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of William J. Bynum, Bonnie Jonas and Michael Klein, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws will provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. Our board has determined that each of Glenn R. August, William J. Bynum, Bonnie Jonas, Malcolm S. McDermid and Karen G. Mills is an independent director under applicable SEC and NYSE rules.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates. We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Glenn R. August and Karen G. Mills, and Karen G. Mills serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The audit committee is governed by a charter that complies with the rules of the NYSE.

Compensation Committee

The members of our Compensation Committee are Glenn R. August, Malcolm S. McDermid and Karen G. Mills, and Karen G. Mills serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. The charter complies with the rules of the NYSE.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Glenn R. August, Malcolm S. McDermid and Karen G. Mills, and Karen G. Mills serves as chair of the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms. The charter complies with the rules of the NYSE.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from April 30, 2020 (inception) through December 31, 2020, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or M. Klein and Company, or policies applicable to M. Klein and Company, will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities (including the activities of M. Klein and Company).

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor, officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

•	We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. See “Item 1A. Risk Factors — We may engage an affiliate of our sponsor who may be entitled to earn an advisory fee upon the completion of an initial business combination. Its financial interest in the completion of the business combination may influence the advice it provides the Company.”

•	The conflicts described above may not be resolved in our favor.

•	In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Michael Klein	M. Klein and Company	Strategic advice	Founder and Managing Member
	Credit Suisse Group AG	Financial services	Director
	Credit Suisse AG	Financial services	Director
	Churchill Capital Corp II	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	Churchill Capital Corp V	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	MultiPlan, Inc.	Healthcare cost management solutions	Director
	Churchill Capital Corp VI	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	Churchill Capital Corp VII	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	AltC Acquisition Corp.	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
Jay Taragin	M. Klein and Company	Strategic advice	Chief Financial Officer
	Churchill Capital Corp V	Blank check company	Chief Financial Officer
	Churchill Capital Corp VI	Blank check company	Chief Financial Officer
	Churchill Capital Corp VII	Blank check company	Chief Financial Officer
	AltC Acquisition Corp.	Blank check company	Chief Financial Officer
Glenn R. August	Oak Hill Advisors	Investment	Founder, Senior Partner and Chief Executive Officer
	Churchill Capital Corp II	Blank check company	Director
	Churchill Capital Corp V	Blank check company	Director
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
William J. Bynum	HOPE	Financial services	Chief Executive Officer
	Churchill Capital Corp V	Blank check company	Director
Bonnie Jonas	Pallas Global Group	Monitoring and consulting	Co-Founder
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
Mark Klein	M. Klein and Company	Strategic advice	Managing Member and Majority Partner
	Sutter Rock Capital	Investment	Chief Executive Officer and Director
	Atlantic Alliance Partnership Corp.	Blank check company	Director
	Churchill Capital Corp II	Blank check company	Director
	Churchill Capital Corp V	Blank check company	Director
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
Malcolm S. McDermid	Emerson Collective	Investment	Managing Director
	Churchill Capital Corp II	Blank check company	Director
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
Karen G. Mills	MMP Group	Private equity	President
	Envoy Global	Immigration services	Director
	Churchill Capital Corp II	Blank check company	Director
	Churchill Capital Corp V	Blank check company	Director
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or M. Klein and Company, or policies applicable to M. Klein and Company, will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with M. Klein and Company, our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with M. Klein and Company, our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our sponsor or any of its affiliates (including M. Klein and Company) may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote public shares purchased by them (if any) during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

In connection with the IPO, we have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $50,000 to an affiliate of our sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 27 months, an affiliate of the sponsor will be paid a total of $1,350,000 ($50,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors and our or their affiliates.

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We may not take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and director nominees; and

•	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock
Churchill Sponsor IV LLC(2)(3)	51,750,000	20%
Michael Klein(3)	51,750,000	20%
Jay Taragin	—	—
Glenn R. August	—	—
William J. Bynum	—	—
Bonnie Jonas	—	—
Mark Klein	—	—
Malcolm S. McDermid	—	—
Karen G. Mills	—	—
Magnetar Financial LLC(4)	17,892,000	8.7%
Glazer Capital, LLC(5)	12,313,947	5.9%
Aristeia Capital, L.L.C.(6)	11,190,850	5.4%
All officers and directors as a group (8 individuals)	51,750,000	20%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Churchill Capital Corp IV, 640 Fifth Avenue, 12th Floor, New York, NY 10019.

(2)	Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in our registration statement.

(3)	Michael Klein is the controlling stockholder of M. Klein Associates, Inc., which is the managing member of Churchill Sponsor IV LLC. The shares beneficially owned by Churchill Sponsor IV LLC may also be deemed to be beneficially owned by Mr. Klein.

(4)	Based solely upon the Schedule 13G filed by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz with the SEC on February 12, 2021. Beneficial ownership of these shares is shared with Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz.

(5)	Based solely upon the Schedule 13G filed by Glazer Capital, LLC, a Delaware limited liability company, on February 16, 2021. Paul J. Glazer, a United States citizen, serves as Managing Member of Glazer Capital, LLC. Beneficial ownership of these shares is shared with Paul J. Glazer.

(6)	Based solely upon the Schedule 13G filed by Aristeia Capital, L.L.C., a Delaware limited liability company, on February 16, 2021.

Our sponsor beneficially own 20.0% of the issued and outstanding shares of our common stock. Our sponsor will have the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

In May 2020, our sponsor purchased an aggregate of 21,562,500 shares of our founder shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination. On July 14, 2020, we effected a stock dividend of one-third of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 28,750,000 founder shares. On July 27, 2020, we effected a stock dividend of 0.50 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 43,125,000 founder shares. On July 30, 2020, we effected a stock dividend of 0.20 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 51,750,000 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 42,850,000 warrants at a price of $1.00 per warrant, or $42,850,000 in the aggregate. An aggregate of $2,070,000,000 from the proceeds of the IPO and the private placement warrants was placed in a trust account such that the trust account held $2,070,000,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In May 2020, our sponsor purchased an aggregate of 21,562,500 shares of our “founder shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination. On July 14, 2020, we effected a stock dividend of one-third of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 28,750,000 founder shares. On July 27, 2020, we effected a stock dividend of 0.50 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 43,125,000 founder shares. On July 30, 2020, we effected a stock dividend of 0.20 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 51,750,000 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO.

Our sponsor purchased 42,850,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of the IPO. As such, our sponsor’s interest in the IPO is valued at $42,850,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

Michael Klein, Jay Taragin, Glenn R. August, William J. Bynum, Bonnie Jonas, Mark Klein, Malcolm S. McDermid and Karen G. Mills, each of whom is a director of the company, each has an indirect economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her membership interest in our sponsor.

As described in “Item 1. Business — Sourcing of Potential Business Combination Targets” and “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

Our sponsor loaned us an aggregate of $600,000 to cover expenses related to the IPO pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the IPO. We repaid the promissory note on August 3, 2020.

We entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $50,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 27 months, an affiliate of our sponsor will be paid a total of $1,350,000 ($50,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any). The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement, dated as of July 29, 2020, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs: (i) in the case of the founder shares, on the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, and (2) in the case of the private placement warrants and the respective shares of Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Related Party Policy

We had not yet adopted a formal policy for the review, approval or ratification of related party transactions as of the completion of the IPO. Accordingly, the transactions discussed above (other than the engagement of the Klein Group) were not reviewed, approved or ratified in accordance with any such policy.

Since the completion of the IPO, we have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations includes any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be, or have been, made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

•	repayment of $600,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	payment to an affiliate of our sponsor of a total of $50,000 per month, for up to 27 months, for office space, administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender.

These payments may be funded using the net proceeds of the IPO and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each or Glenn R. August, William J. Bynum, Bonnie Jonas, Malcolm S. McDermid and Karen G. Mills is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from April 30, 2020 (inception) through December 31, 2020 totaled $93,040. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from April 30, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from April 30, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from April 30, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Air Merger Sub, Inc. and Atieva, Inc. (incorporated by reference to the Exhibit 2.1 filed with the Company’s current report on Form 8-K filed by the Registrant on February 22, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with the Company's registration statement on Form S-1 filed by the Registrant on July 14, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
4.4	Warrant Agreement, dated July 29, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.1	Promissory Note, dated May 13, 2020, issued to Churchill Sponsor IV LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
10.2	Letter Agreement, dated July 29, 2020, among the Registrant and its officers, directors and Churchill Sponsor IV LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.3	Investment Management Trust Agreement, dated July 29, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.4	Registration Rights Agreement, dated July 29, 2020 among the Registrant and certain securityholders named therein (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.5	Subscription Agreement, dated May 13, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
10.6	Private Placement Warrants Purchase Agreement, dated July 29, 2020, between the Registrant and Churchill Sponsor IV LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).

Exhibit Number	Description
10.7	Indemnity Agreement, dated July 29, 2020, between the Registrant and Michael Klein (incorporated by reference to Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.8	Indemnity Agreement, dated July 29, 2020, between the Registrant and Jay Taragin (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.9	Indemnity Agreement, dated July 29, 2020, between the Registrant and Glenn R. August (incorporated by reference to Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.10	Indemnity Agreement, dated July 29, 2020, between the Registrant and William J. Bynum (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.11	Indemnity Agreement, dated July 29, 2020, between the Registrant and Bonnie Jonas (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.12	Indemnity Agreement, dated July 29, 2020, between the Registrant and Mark Klein (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.13	Indemnity Agreement, dated July 29, 2020, between the Registrant and Malcolm S. McDermid (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.14	Indemnity Agreement, dated July 29, 2020, between the Registrant and Karen G. Mills (incorporated by reference to Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.15	Administrative Services Agreement, dated July 29, 2020, by and between the Registrant and an affiliate of Churchill Sponsor IV LLC (incorporated by reference to the Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.16	Investor Rights Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Ayar Third Investment Company, Churchill Sponsor IV LLC and the other parties named therein (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on February 22, 2021).
10.17	Form of Subscription Agreement (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on February 22, 2021).
10.18	Amended and Restated Sponsor Agreement, dated as February 22, 2021, by and among Churchill Capital Corp IV, Churchill Sponsor IV LLC, and the Insiders (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on February 22, 2021).
10.19	Promissory Note, dated as of February 22, 2021, by and between Churchill Capital Corp IV and Churchill Sponsor IV LLC (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on February 22, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 15th day of March, 2021.

Churchill Capital Corp IV

By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Michael Klein	Chief Executive Officer, Chairman of	March 15, 2021
Michael Klein	the Board of Directors and Director
(Principal Executive Officer)
/s/ Jay Taragin	Chief Financial Officer	March 15, 2021
Jay Taragin	(Principal Financial and Accounting Officer)

/s/ Glenn R. August	Director	March 15, 2021
Glenn R. August

/s/ William J. Bynum	Director	March 15, 2021
William J. Bynum

/s/ Bonnie Jonas	Director	March 15, 2021
Bonnie Jonas

/s/ Mark Klein	Director	March 15, 2021
Mark Klein

/s/ Malcolm S. McDermid	Director	March 15, 2021
Malcolm S. McDermid

/s/ Karen G. Mills	Director	March 15, 2021
Karen G. Mills

CHURCHILL CAPITAL CORP IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Churchill Capital Corp IV

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Churchill Capital Corp IV (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 30, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from April 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 15, 2021

CHURCHILL CAPITAL CORP IV

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$3,592,857
Prepaid expenses	937,786
Total Current Assets	4,530,643

Cash and marketable securities held in Trust Account	2,070,086,006
TOTAL ASSETS	$2,074,616,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$1,446,951
Income taxes payable	81,422
Deferred underwriting payable	72,450,000
Total Liabilities	73,978,373

Commitments

Class A common stock subject to possible redemption 199,563,827 shares at redemption value	1,995,638,270

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 7,436,173 issued and outstanding (excluding 199,563,827 shares subject to possible redemption)	744
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 51,750,000 shares issued and outstanding	5,175
Additional paid-in capital	7,515,926
Accumulated deficit	(2,521,839)
Total Stockholders’ Equity	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,074,616,649

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP IV

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$2,976,423
Loss from operations	(2,976,423)

Other income:
Interest earned on marketable securities held in Trust Account	531,361
Unrealized gain on marketable securities held in Trust Account	4,645
Other income	536,006

Loss before provision for income taxes	(2,440,417)
Provision for income taxes	(81,422)
Net loss	$(2,521,839))

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	199,798,408

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	54,384,479

Basic and diluted net loss per share, Non-redeemable common stock	$(0.05)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP IV

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 30, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	51,750,000	5,175	19,825	—	25,000

Sale of 207,000,000 Units, net of underwriting discounts	207,000,000	20,700	—	—	1,960,264,415	—	1,960,285,115

Sale of 42,850,000 Private Placement Warrants	—	—	—	—	42,850,000	—	42,850,000

Class A common stock subject to possible redemption	(199,563,827)	(19,956)	—	—	(1,995,618,314)	—	(1,995,638,270)

Net loss	—	—	—	—	—	(2,521,839)	(2,521,839)
Balance – December 31, 2020	7,436,173	$744	51,750,000	$5,175	$7,515,926	$(2,521,839)	$5,000,006

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP IV

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(2,521,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(531,361)
Unrealized gain on marketable securities held in Trust Account	(4,645)
Changes in operating assets and liabilities:
Prepaid expenses	(937,786)
Accrued expenses	1,446,951
Income taxes payable	81,422
Net cash used in operating activities	(2,467,258)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,070,000,000)
Cash withdrawn from Trust Account to pay taxes	450,000
Net cash used in investing activities	(2,069,550,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	2,033,596,400
Proceeds from sale of Private Placement Warrants	42,850,000
Proceeds from promissory note – related party	550,000
Repayment of promissory note – related party	(550,000)
Payment of offering costs	(861,285)
Net cash provided by financing activities	2,075,610,115

Net Change in Cash	3,592,857
Cash – Beginning of period	—
Cash – End of period	$3,592,857

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$1,998,159,110
Change in value of Class A common stock subject to possible redemption	$(2,520,840)
Deferred underwriting fee payable	$72,450,000

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company has one subsidiary, Air Merger Sub, Inc., a direct, wholly owned subsidiary of the Company incorporated in Delaware on February 19, 2021 (“Merger Sub”) (see Note 10).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from April 30, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Atieva, Inc., d/b/a Lucid Motors, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Atieva”) (see Note 10). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2020, the Company had $3,592,857 in its operating bank accounts, $2,070,086,006 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $3,218,168. As of December 31, 2020, approximately $86,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company's tax obligations. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. On February 22, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (see Note 10).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through December 31, 2020, the Company withdrew $450,000 of interest earned on the Trust Account for working capital purposes.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 84,250,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on the non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from April 30, 2020 (inception) through December 31,
2020
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest income	$512,285
Unrealized gain on investments held in Trust Account	4,478
Less: Company’s portion available to be withdrawn to pay taxes	(208,147)
Less: Company’s portion available to be withdrawn for working capital purposes	(308,616)
Net income allocable to Class A common stock subject to possible redemption	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	199,798,408
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net loss minus net earnings
Net loss	$(2,521,839)
Less: Net income allocable to Class A common stock subject to possible redemption	—
Non-redeemable net loss	$(2,521,839)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	54,384,479
Basic and diluted net loss per share, Non-redeemable common stock	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 22, 2020, the Sponsor purchased 21,562,500 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares”). On July 14, 2020, the Company effected a stock dividend of one-third of a share of Class B common stock for each outstanding share of Class B common stock, on July 27, 2020, the Company effected a stock dividend of 0.50 to 1 share of Class B common stock for each outstanding share of Class B common stock and on July 30, 2020, the Company effected a stock dividend of 0.20 to 1 share of Class B common stock for each outstanding share of Class B common stock, resulting in 51,750,000 shares of Class B common stock being issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The Founder Shares included an aggregate of up to 6,750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 6,750,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. For the period from April 30, 2020 (inception) through December 31, 2020, the Company incurred and paid $250,000 in fees for these services.

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

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Legal Fees

As of December 31, 2020, the Company incurred legal fees of $2,152,960.  These fees will only become due and payable upon the consummation of an initial Business Combination (see Note 10).

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On July 30, 2020, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 7,436,173 shares of Class A common stock issued or outstanding, excluding 199,563,827 shares of Class A common stock subject to possible redemption

Class B Common Stock — On July 30, 2020, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 51,750,000 shares of Class B common stock issued and outstanding

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 8. INCOME TAX

The Company’s net deferred tax asset is as follows:

December 31,
2020
Deferred tax asset
Startup/organizational expenses	$596,809
Unrealized gain on marketable securities	(2,900)
Total deferred tax asset	593,909
Valuation Allowance	(593,909)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

As of December 31,
2020
Federal
Current	$81,422
Deferred	(593,909)

State and Local
Current	—
Deferred	—

Change in valuation allowance	593,909

Income tax provision	$81,422

As of December 31, 2020, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from April 30, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $593,909.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	(24.3)%
Income tax provision	(3.3)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$2,070,086,006

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below or in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Merger Agreement

On February 22, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub and Atieva, relating to a proposed business combination transaction between the Company and Atieva.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Atieva with Atieva being the surviving entity in the merger (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

The aggregate consideration to be paid to the shareholders of Atieva will be equal to (a) $11,750,000,000 plus (b) (i) all cash and cash equivalents of Atieva and its subsidiaries less (ii) all indebtedness for borrowed money of Atieva and its subsidiaries, in each case as of two business days prior to the closing date (the “Equity Value”) and will be paid entirely in shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”) in an amount equal to $10.00 per share (the “Merger Consideration”).

At the effective time of the Merger:

(i)	each share of capital stock of Atieva (the “Atieva Shares”) will be cancelled and automatically deemed for all purposes to represent the right to receive, in the aggregate, the Merger Consideration. All share incentive plan or similar equity-based compensation plans maintained for employees of Atieva will be assumed by the Company and all outstanding options to purchase Atieva Shares (each, a “Atieva Option”) and each restricted stock unit award (“RSU”) with respect to Atieva Shares (each, a “Atieva RSU”) will be assumed by the Company as described below. For purposes of the following paragraph, the “Exchange Ratio” means the Equity Value per share divided by $10.00.

(ii)	each Atieva Option will become an option to purchase shares of Class A Common Stock (each, an “Assumed Option”), on the same terms and conditions (including applicable vesting, exercise and expiration provisions) as applied to the Atieva Option immediately prior to the effective time of the Merger, except that (i) the number of shares of Class A Common Stock subject to such Assumed Option shall equal the product of (x) the number of Atieva Shares that were subject to the option immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, rounded down to the nearest whole share, and (B) the per-share exercise price shall equal the quotient of (1) the exercise price per Atieva Share at which such option was exercisable immediately prior to the effective time of the Merger, divided by (2) the Exchange Ratio, rounded up to the nearest whole cent.

(iii)	each Atieva RSU, will be assumed by the Company and become an RSU with respect to shares of Class A Common Stock (each, an “Assumed RSU”) on the same terms and conditions (including applicable vesting provisions) as applied to each Atieva RSU immediately prior to the effective time of the Merger, except that the number of shares of Class A Common Stock subject to such Assumed RSU Award will be equal the product of (x) the number of Atieva Shares that were subject to such RSU immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, rounded down to the nearest whole share.

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

Subscription Agreement

In connection with the execution of the Merger Agreement, the Company entered into certain common stock subscription agreements (the “Subscription Agreements”) with certain investment funds (the “PIPE Investors”) pursuant to which, the Company has agreed to issue and sell to the PIPE Investors $2.5 billion of Class A common stock (the “PIPE Shares”) in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act at a purchase price of $15 per share (the “PIPE Investment”). Pursuant to the Subscription Agreements, the PIPE Investors have agreed to not transfer any PIPE Shares until the later of (i) the effectiveness of the registration statement to be filed following the closing of the Transactions to register the PIPE Shares and (ii) September 1, 2021. The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the Transactions will be consummated immediately following the closing of the PIPE Investment. The Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement and (ii) the mutual written agreement of the parties thereto.

The Subscription Agreements provide that the Company is required to file with the SEC, within 30 days after the consummation of the Transactions, a shelf registration statement covering the resale of the PIPE Shares and to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof but no later than the earlier of (i) the 90th day (or 150th day if the SEC notifies the Company that it will “review” such registration statement) following the closing of the PIPE Investment and (ii) the 10th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be “reviewed” or will not be subject to further review.

Consulting Agreements

On February 20, 2021, the Company entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to render certain financial advisory and capital markets advisory services for a potential Business Combination. The Company agreed to pay the service provider a fee of (i) $6,000,000 is payable upon the consummation of a Business Combination (ii) $500,000 is payable upon consummation of the financing (iii) out-of-pocket expenses not to exceed $125,000 without prior approval.

Promissory Note

On February 22, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Note”). The Note is non-interest bearing and payable on the earlier of (i) the date of which the Company consummates a Business Combination or (ii) the date that the winding up of the Company. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company borrowed an aggregate of $1,500,000 on February 22, 2021.

Legal Proceedings

On March 3, 2021, Richard Hofman, a purported stockholder of the Company, filed a complaint, individually and on behalf of other of the Company stockholders, in the Superior Court of the State of California against the Company, Lucid, and other unnamed defendants. The complaint alleges claims for fraud, negligent misrepresentation, and false advertising and unfair business practices in connection with allegedly false and misleading statements and omissions in the Company's public filings, concerning the proposed merger between the Company and Lucid. The complaint seeks injunctive relief, as well as compensatory and punitive damages. On March 8, 2021, plaintiff filed an ex parte application for a temporary restraining order and preliminary injunction, which the Company opposed and the court denied on March 10, 2021.