Form 10-K/A
period 2020-12-31
Churchill Capital Corp IV
filed 2021-05-14
CIK 1811210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

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

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

Churchill Capital Corp IV (“Churchill,” the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 1” or the “Amendment”), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 16, 2021 (the “Original Filing”), to restate our financial statements for the period ended December 31, 2020. We are also restating the financial statements as of August 3, 2020 and as of and for the period ended September 30, 2020 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Annual Report.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the SEC Warrant Accounting Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement on our financial statements).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 14, 2021, the Company's management and the Audit Committee of the Company's board of directors (the "Audit Committee"), after consultation with management and a discussion with Marcum LLP, the Company's independent registered public accounting firm (the "Independent Accounting Firm"), concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error. The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

The Company has not amended its Original Financial Statements for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company's management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal controls over financial reporting solely related to the accounting for warrants described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 6. Selected Financial Data.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after March 16, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

Additional Information Regarding Our Proposed Initial Business Combination

We have filed a registration statement on Form S-4 with the SEC, which includes a proxy statement and a prospectus, and we will file other documents regarding the Transactions. The definitive proxy statement/prospectus will also be sent to our stockholders and Lucid’s stockholders, seeking any required stockholder approvals. We urge you to carefully read the entire registration statement and proxy statement/prospectus and any other relevant documents filed with the SEC, including any amendments or supplements to these documents, because they contain important information about the proposed transactions, including detailed descriptions of the Transactions and a discussion of historical information and risks relating to the Transactions. The documents filed by us with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus associated with our IPO and the registration statement relating to our proposed initial business combination of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of Class A common stock, par value $0.0001 per share, and 100,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 21,656,223 (excluding 185,343,777 shares subject to possible redemption) and 51,750,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

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

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Warrant Accounting Statement discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies was released. In light of the SEC Warrant Accounting Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, Churchill’s management evaluated the terms of the warrant agreement entered into in connection with Churchill’s IPO and concluded that the Warrants include provisions that, based on the SEC Warrant Accounting Statement, preclude the Warrants from being classified as components of equity. As a result, we have classified the Warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the Warrants and that such gains or losses could be material.

In connection with the restatement of our financial statement reflected in this Amendment, our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 due to a material weakness in internal controls over financial reporting solely related to our accounting for warrants. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Warrant Accounting Statement, and after consultation with our independent registered public accounting firm and our management team, we concluded that, in light of the SEC Warrant Accounting Statement, it was appropriate to restate the Original Financial Statements. See “—Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting, solely related to our accounting for warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timing filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

The following table summarizes the relevant data for our business as of December 31, 2020 and should be read with our financial statements, which are included in this Amendment on Form 10-K:

For the period from April 30, 2020 (inception) through December 31, 2020
Income Statement Data: Income Statement Data:
Loss from operations	$(2,976,423)
Net loss	(63,467,875)

December 31, 2020
Balance Sheet Data:
Cash	$3,592,857
Marketable securities held in trust account	2,070,086,006
Total assets	2,074,616,649
Total liabilities	216,178,873
Common stock subject to possible redemption	1,853,437,770
Total stockholders’ equity	5,000,006

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment.

Forward Looking Statements

All statements other than statements of historical fact included in this Amendment including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from April 30, 2020 (inception) through December 31, 2020, we had a net loss of $63,467,875, which consists of operating costs of $2,976,423, a change in the fair value of warrant liability of $58,778,500, transaction costs of $2,167,536 and a provision for income taxes of $81,422 offset by interest income on marketable securities held in the Trust Account of $531,361 and an unrealized gain on marketable securities held in our Trust Account of $4,645.

For the three months ended September 30, 2020, we had a net loss of $54,303,650, which consists of operating costs of $332,427, a loss on warrant liability of $51,980,500, transaction costs of $2,167,536 and an unrealized loss on marketable securities held in our Trust Account of $42,999, offset by interest income on marketable securities held in the Trust Account of $210,782 and a benefit from income taxes of $9,030.

For the period from April 30, 2020 (inception) through September 30, 2020, we had a net loss of $54,304,650, which consists of operating costs of $333,427, a loss on warrant liability of $51,980,500, transaction costs of $2,167,536 and an unrealized loss on marketable securities held in our Trust Account of $42,999, offset by interest income on marketable securities held in the Trust Account of $210,782 and a benefit from income taxes of $9,030.

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

For the period from April 30, 2020 (inception) through December 31, 2020, cash used in operating activities was $2,467,258. Net loss of $63,467,875 was affected by interest earned on marketable securities held in the Trust Account of $531,361, an unrealized gain of on marketable securities held in our Trust Account $4,645, a non-cash loss on warrant liabilities of $58,778,500, transaction costs of $2,167,536 and changes in operating assets and liabilities, which provided $590,587 of cash from operating activities.

For the period from April 30, 2020 (inception) through September 30, 2020, cash used in operating activities was $1,391,728. Net loss of $54,304,650 was affected by interest earned on marketable securities held in the Trust Account of $210,782, a non-cash loss on warrant liabilities of $51,980,500, transaction costs of $2,167,536, an unrealized loss of $42,999, a deferred tax provision change of $9,030, and changes in operating assets and liabilities, which used $1,058,301 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants and Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and a modified Black Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Air Merger Sub, Inc. and Atieva, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s current report on Form 8-K filed by the Registrant on February 22, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with the Company's registration statement on Form S-1 filed by the Registrant on July 14, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
4.4	Warrant Agreement, dated July 29, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.1	Promissory Note, dated May 13, 2020, issued to Churchill Sponsor IV LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
10.2	Letter Agreement, dated July 29, 2020, among the Registrant and its officers, directors and Churchill Sponsor IV LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.3	Investment Management Trust Agreement, dated July 29, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.4	Registration Rights Agreement, dated July 29, 2020 among the Registrant and certain securityholders named therein (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.5	Subscription Agreement, dated May 13, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on July 14, 2020).
10.6	Private Placement Warrants Purchase Agreement, dated July 29, 2020, between the Registrant and Churchill Sponsor IV LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.7	Indemnity Agreement, dated July 29, 2020, between the Registrant and Michael Klein (incorporated by reference to Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.8	Indemnity Agreement, dated July 29, 2020, between the Registrant and Jay Taragin (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.9	Indemnity Agreement, dated July 29, 2020, between the Registrant and Glenn R. August (incorporated by reference to Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.10	Indemnity Agreement, dated July 29, 2020, between the Registrant and William J. Bynum (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.11	Indemnity Agreement, dated July 29, 2020, between the Registrant and Bonnie Jonas (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.12	Indemnity Agreement, dated July 29, 2020, between the Registrant and Mark Klein (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.13	Indemnity Agreement, dated July 29, 2020, between the Registrant and Malcolm S. McDermid (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.14	Indemnity Agreement, dated July 29, 2020, between the Registrant and Karen G. Mills (incorporated by reference to Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.15	Administrative Services Agreement, dated July 29, 2020, by and between the Registrant and an affiliate of Churchill Sponsor IV LLC (incorporated by reference to Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on August 4, 2020).
10.16	Investor Rights Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Ayar Third Investment Company, Churchill Sponsor IV LLC and the other parties named therein (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on February 22, 2021).
10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on February 22, 2021).
10.18	Amended and Restated Sponsor Agreement, dated as February 22, 2021, by and among Churchill Capital Corp IV, Churchill Sponsor IV LLC, and the Insiders (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on February 22, 2021).
10.19	Promissory Note, dated as of February 22, 2021, by and between Churchill Capital Corp IV and Churchill Sponsor IV LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on February 22, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 14th day of May, 2021.

Churchill Capital Corp IV

By:	/s/ Jay Taragin
Name: Jay Taragin
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

CHURCHILL CAPITAL CORP IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

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

Restatement of Previously Issued Financial Statements

As disclosed in Note 2, the accompanying financial statements as of December 31, 2020 and for the period from April 30, 2020 (inception) through December 31, 2020, have been restated.

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

Houston, TX
March 15, 2021, except for the effects of the restatement disclosed in Note 2 and the subsequent events discussed in Note 12 (Legal Proceedings), as to which the date is May 14, 2021.

CHURCHILL CAPITAL CORP IV

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$3,592,857
Prepaid expenses	937,786
Total Current Assets	4,530,643

Cash and marketable securities held in Trust Account	2,070,086,006
TOTAL ASSETS	$2,074,616,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$1,446,951
Current income taxes payable	81,422
Warrant liability	142,200,500
Deferred underwriting payable	72,450,000
Total Liabilities	216,178,873

Commitments

Class A common stock subject to possible redemption 185,343,777 shares at redemption value	1,853,437,770

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 21,656,223 issued and outstanding (excluding 185,343,777 shares subject to possible redemption)	2,166
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 51,750,000 shares issued and outstanding	5,175
Additional paid-in capital	68,460,540
Accumulated deficit	(63,467,875)
Total Stockholders’ Equity	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,074,616,649

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP IV

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$2,976,423
Loss from operations	(2,976,423)

Other income (expense):
Interest earned on marketable securities held in Trust Account	531,361
Loss on warrant liabilities	(58,778,500)
Transaction costs attributable to the Initial Public Offering	(2,167,536)
Unrealized gain on marketable securities held in Trust Account	4,645
Other expense, net	(60,410,030)

Loss before provision for income taxes	(63,386,453)
Provision for income taxes	(81,422)
Net loss	$(63,467,875)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	188,268,610

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding , Non-redeemable common stock	62,139,948

Basic and diluted net loss per share, Non-redeemable common stock	$(1.02)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP IV

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 30, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	51,750,000	5,175	19,825	—	25,000

Sale of 207,000,000 Units, net of underwriting discounts and offering expenses	207,000,000	20,700	—	—	1,921,859,951	—	1,921,880,651

Class A common stock subject to possible redemption	(185,343,777)	(18,534)	—	—	(1,853,419,236)	—	(1,853,437,770)

Net loss	—	—	—	—	—	(63,467,875)	(63,467,875)
Balance – December 31, 2020	21,656,223	$2,166	51,750,000	$5,175	$68,460,540	$(63,467,875)	$5,000,006

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP IV

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(63,467,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(531,361)
Unrealized gain on marketable securities held in Trust Account	(4,645)
Loss on warrant liabilities	58,778,500
Transaction costs attributable to Initial Public Offering	2,167,536
Changes in operating assets and liabilities:
Prepaid expenses	(937,786)
Accrued expenses	1,446,951
Income taxes payable	81,422
Net cash used in operating activities	(2,467,258)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,070,000,000)
Cash withdrawn from Trust Account to pay taxes	450,000
Net cash used in investing activities	(2,069,550,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	2,033,596,400
Proceeds from sale of Private Placement Warrants	42,850,000
Proceeds from promissory note – related party	550,000
Repayment of promissory note – related party	(550,000)
Payment of offering costs	(861,285)
Net cash provided by financing activities	2,075,610,115

Net Change in Cash	3,592,857
Cash – Beginning of period	—
Cash – End of period	$3,592,857

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$1,914,737,110
Change in value of Class A common stock subject to possible redemption	$(61,299,340)
Deferred underwriting fee payable	$72,450,000

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

The Company has one subsidiary, Air Merger Sub, Inc., a direct, wholly owned subsidiary of the Company incorporated in Delaware on February 19, 2021 (“Merger Sub”) (see Note 12).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from April 30, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Atieva, Inc., d/b/a Lucid Motors, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Atieva”) (see Note 12). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on July 29, 2020. On August 3, 2020, the Company consummated the Initial Public Offering of 207,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 27,000,000 Units, at $10.00 per Unit, generating gross proceeds of $2,070,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 42,850,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Churchill Sponsor IV LLC, (the “Sponsor”), generating gross proceeds of $42,850,000 which is described in Note 5.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest, net of amounts withdrawn for working capital requirements, subject to an annual limit of $1,000,000 and/or to pay its taxes (“permitted withdrawals”)). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees will agree to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2020, the Company had $3,592,857 in its operating bank accounts, $2,070,086,006 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $3,218,168. As of December 31, 2020, approximately $86,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company's tax obligations. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. On February 22, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (see Note 12).

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. See Notes 3, 8, 9, 10 and 11.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, or cash.

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of August 3, 2020 (audited)
Total Liabilities	$72,450,000	$83,422,000	$155,872,000

Class A Common Stock Subject to Possible Redemption	1,998,159,110	(83,422,000)	1,914,737,110

Class A Common Stock	718	835	1,553
Additional Paid-in Capital	4,995,112	2,166,701	7,161,813
Accumulated Deficit	(1,000)	(2,167,536)	(2,168,536)
Shareholders’ Equity	5,000,005	—	5,000,005

Number of shares subject to redemption	199,815,911	(8,342,200)	191,473,711

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$72,483,333	$135,402,500	$207,885,833

Class A Common Stock Subject to Possible Redemption	1,998,003,495	(135,402,500)	1,862,600,995

Class A Common Stock	721	1,354	2,075
Additional Paid-in Capital	5,150,724	54,146,682	59,297,406
Accumulated Deficit	(156,614)	(54,148,036)	(54,304,650)

Shareholders’ Equity	5,000,006	—	5,000,006

Number of shares subject to redemption	199,787,373	(13,539,371)	186,248,002

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$73,978,373	$142,200,500	$216,178,873

Class A Common Stock Subject to Possible Redemption	1,995,638,270	(142,200,500)	1,853,437,770

Class A Common Stock	744	1,422	2,166
Additional Paid-in Capital	7,515,926	60,944,614	68,460,540
Accumulated Deficit	(2,521,839)	(60,946,036)	(63,467,875)

Shareholders’ Equity	5,000,006	—	5,000,006

Number of shares subject to redemption	199,563,827	(14,220,050)	185,343,777

Statement of Operations for the three Month Ended September 30, 2020 (unaudited)
Net loss	$(155,614)	$(54,148,036)	$(54,303,650)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	199,815,911	(8,342,200)	191,473,711
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	53,784,534	5,259,213	59,043,747
Basic and diluted net loss per share, Non-redeemable common stock	0.00	(0.92)	(0.92)

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statement of Operations for the period from April 30, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	$(156,614)	$(54,148,036)	$(54,304,650)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	199,815,911	(8,342,200)	191,473,711
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	51,169,291	3,693,493	54,862,784
Basic and diluted net loss per share, Non-redeemable common stock	0.00	(0.99)	(0.99)

Statement of Operations for the period from April 30, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(2,521,839)	$(60,946,036)	$(63,467,875)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	199,798,408	(11,529,798)	188,268,610
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.00	0.00	0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	54,384,479	7,755,470	62,139,949
Basic and diluted net loss per share, Non-redeemable common stock	(0.05)	(0.97)	(1.02)

Statement of Cash Flows for the period from April 30, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(2,521,839)	$(60,946,036)	$(63,467,875)
Loss on warrant liabilities	—	58,778,500	58,778,500
Transaction costs attributable to Initial Public Offering	—	2,167,536	2,167,536
Initial classification of Class A common stock subject to possible redemption	1,998,159,110	(83,422,000)	1,914,737,110
Change in value of Class A common stock subject to possible redemption	(2,520,840)	(58,778,500)	(61,299,340)

Statement of Cash Flows for the period from April 30, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	$(156,614)	$(54,148,036)	$(54,304,650)
Loss on warrant liabilities	—	51,980,500	51,980,500
Transaction costs attributable to Initial Public Offering	—	2,167,536	2,167,536
Initial classification of Class A common stock subject to possible redemption	1,998,159,110	(83,422,000)	1,914,737,110
Change in value of Class A common stock subject to possible redemption	(155,615)	(51,980,500)	(52,136,115)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants and Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and a modified Black Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from April 30, 2020 (inception) through December 31,
2020
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest income	$475,781
Unrealized gain on investments held in Trust Account	4,159
Less: Company’s portion available to be withdrawn to pay taxes	(193,315)
Less: Company’s portion available to be withdrawn for working capital purposes	(286,625)
Net income allocable to Class A common stock subject to possible redemption	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	188,268,610
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net loss minus net earnings
Net loss	$(63,467,875)
Less: Net income allocable to Class A common stock subject to possible redemption	—
Non-redeemable net loss	$(63,467,875)
Denominator: Weighted average non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class B common stock	62,139,949
Basic and diluted net loss per share, Non-redeemable Class B common stock	$(1.02)

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

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 207,000,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 27,000,000 Units, at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The Units sold in the Initial Public Offering comprise an aggregate of 207,000,000 shares of Class A common stock and 41,400,000 Public Warrants.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Legal Fees

As of December 31, 2020, the Company incurred legal fees of $2,152,960.  These fees will only become due and payable upon the consummation of an initial Business Combination (see Note 12).

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On July 30, 2020, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 21,656,223 shares of Class A common stock issued or outstanding, excluding 185,343,777 shares of Class A common stock subject to possible redemption

Class B Common Stock — On July 30, 2020, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 51,750,000 shares of Class B common stock issued and outstanding

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

NOTE 9. WARRANT LIABILITY

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Loss on warrant liability	(19.5)%
Transaction costs incurred in connection with IPO	(0.7)%
Valuation allowance	(0.9)%
Income tax provision	(0.1)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

CHURCHILL CAPITAL CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$2,070,086,006

Liabilities:
Warrant Liability – Public Warrants	1	$62,928,000
Warrant Liability – Private Placement Warrants	3	$79,272,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statement of operations.

At issuance, the Warrant Liability for Public Warrants and Private Placement Warrants were valued as of July 30, 2020 using a Monte Carlo simulation and a modified Black Scholes model, respectively, which are considered to be a Level 3 fair value measurements. Subsequent to the Public Warrants detachment from the Units, the Public Warrants are valued based on quoted market price, under ticker CCIV.WS, which is a Level 1 fair value.

The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

As of issuance and December 31, 2020, the estimated fair value of Warrant Liability – Private Placement Warrants were determined using a Black-Scholes valuation and based on the following significant inputs:

	At issuance	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.80	$10.01
Volatility	19.8%	30%
Probability of completing a Business Combination	80.0%	80%
Term	5.33	5.33
Risk-free rate	0.34%	0.50%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of April 30, 2020 (inception)	$—	$—	$—
Initial measurement on July 30, 2020	42,850,000	40,572,000	83,422,000
Change in valuation inputs or other assumptions	36,422,500	22,356,000	58,778,500
Fair value as of December 31, 2020	$79,272,500	$62,928,000	$142,200,500

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Legal Proceedings

On March 3, 2021, Richard Hofman, a purported stockholder of the Company, filed a complaint, individually and on behalf of other of the Company stockholders, in the Superior Court of the State of California against the Company, Lucid, and other unnamed defendants. The complaint alleged claims for fraud, negligent misrepresentation, and false advertising and unfair business practices in connection with allegedly false and misleading statements and omissions in the Company's public filings, concerning the proposed merger between the Company and Lucid. The complaint sought injunctive relief, as well as compensatory and punitive damages. On March 8, 2021, plaintiff filed an ex parte application for a temporary restraining order and preliminary injunction, which the Company opposed and the court denied on March 10, 2021. Plaintiff filed an amended complaint on March 22, 2021, solely in a personal capacity and not on behalf of any other Company stockholders. The amended complaint alleges claims for fraud against defendants Lucid and Peter Rawlinson, and negligent misrepresentation against the Company, Lucid, and Mr. Rawlinson. The amended complaint seeks compensatory and punitive damages. Plaintiff filed an amended complaint on March 22, 2021, solely in a personal capacity and not on behalf of any other Churchill stockholders. The amended complaint alleges claims for fraud against defendants Lucid and Peter Rawlinson, and negligent misrepresentation against Churchill, Lucid, and Mr. Rawlinson. The amended complaint seeks compensatory and punitive damages.

On April 18, 2021, Randy Phillips, a purported stockholder of the Company, filed a complaint, individually and on behalf of other Company stockholders, in the United States District Court for the Northern District of Alabama against the Company, Atieva, Inc. (doing business as Lucid), Michael Klein, Jay Taragin, and Peter Rawlinson. The complaint alleges claims for violations of the federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act in connection with allegedly false and misleading statements and omissions concerning Lucid's business plans and prospects, as well as the proposed merger between the Company and Lucid. The complaint seeks compensatory and punitive damages.