Form 10-Q
period 2021-03-31
Churchill Capital Corp IV
filed 2021-06-01
CIK 1811210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

(212) 380-7500

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fifth of one warrant	CCIV.U	The New York Stock Exchange
Shares of Class A common stock	CCIV	The New York Stock Exchange
Warrants included as part of the units	CCIV WS	The New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 19, 2021, there were 207,000,000 shares of Class A common stock, $0.0001 par value and 51,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp IV

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP IV

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$2,068,115	$3,592,857
Prepaid expenses	845,672	937,786
Total Current Assets	2,913,787	4,530,643

Marketable securities held in Trust Account	2,070,267,288	2,070,086,006
TOTAL ASSETS	$2,073,181,075	$2,074,616,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,419,919	$1,446,951
Income taxes payable	105,000	81,422
Convertible promissory note – related party, net of discount	300,000	—
Total Current Liabilities	1,824,919	1,528,373

Derivative liabilities	1,012,266,538	142,200,500
Deferred underwriting fee payable	72,450,000	72,450,000
Total Liabilities	1,086,541,457	216,178,873

Commitments and contingencies

Class A common stock subject to possible redemption, 207,000,000 and 185,343,777 shares at redemption value at as of March 31, 2021 and December 31, 2020, respectively	2,070,000,000	1,853,437,770

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 and 21,656,223 shares issued and outstanding (excluding 207,000,000 and 185,343,777 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	2,166
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 51,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5,175	5,175
Additional paid-in capital	—	68,460,540
Accumulated deficit	(1,083,365,557)	(63,467,875)
Total Stockholders’ Equity	(1,083,360,382)	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,073,181,075	$2,074,616,649

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IV

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating costs	$3,089,824
Loss from operations	(3,089,824)

Other income (expense):
Change in fair value of derivative liabilities	(812,374,402)
Interest expense - excess fair value of conversion liability	(56,191,636)
Interest expense - amortization of debt discount	(300,000)
Interest earned on marketable securities held in Trust Account	177,326
Unrealized gain on marketable securities held in Trust Account	3,956
Other expense, net	(868,684,756)

Loss before provision for income taxes	(871,774,580)
Provision for income taxes	(23,578)
Net loss	$(871,798,158)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	196,306,266

Basic and diluted net income per share, Class A common stock subject to redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	65,318,734

Basic and diluted net loss per share, Non-redeemable common stock	$(13.35)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IV

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	21,656,223	$2,166	51,750,000	$5,175	$68,460,540	$(63,467,875)	$5,000,006

Change in value of common stock subject to redemption	(21,656,223)	(2,166)	—	—	(68,460,540)	(148,099,524)	(216,562,230)

Net loss	—	—	—	—	—	(871,798,158)	(871,798,158)

Balance – March 31, 2021	—	$—	51,750,000	$5,175	$—	$(1,083,365,557)	$(1,083,360,382)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IV

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(871,798,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	812,374,402
Interest expense - excess fair value of conversion liability	56,191,636
Amortization of debt discount	300,000
Interest earned on marketable securities held in Trust Account	(177,326)
Unrealized gain on marketable securities held in Trust Account	(3,956)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	92,114
Accounts payable and accrued expenses	(27,032)
Income taxes payable	23,578
Net cash used in operating activities	(3,024,742)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,500,000
Net cash provided by financing activities	1,500,000

Net Change in Cash	(1,524,742)
Cash – Beginning of period	3,592,857
Cash – End of period	$2,068,115

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$216,562,230
Initial classification of conversion option liability	$57,691,636

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company has one subsidiary, Air Merger Sub, Inc., a direct, wholly-owned subsidiary of the Company incorporated in Delaware on February 19, 2021 (“Merger Sub”) (see Note 6).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from April 30, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Atieva, Inc., d/b/a Lucid Motors, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Atieva”) (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2021, approximately $267,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company's tax obligations and for permitted withdrawals. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company's officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company's working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company believes it will have sufficient cash to meet its needs for a reasonable period of time, which is considered to be one year from the issuance date of the condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on May 14, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. From inception to March 31, 2021, the Company withdrew $450,000 of interest earned on the Trust Account for working capital purposes, of which no amounts were withdrawn during the three months ended March 31, 2021.

Convertible Debt

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Derivative Liabilities

The Company accounts for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instruments specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $1,228,000 and $594,000 respectively, which had a full valuation allowance recorded against it of approximately $1,228,000 and $594,000, respectively.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded $23,578 of income tax expense. The Company’s effective tax rate for the three months ended March 31, 2021 was approximately 0%, which differs from the expected income tax rate primarily due to the permanent differences associated with the change in the fair value of the derivative liabilities and start-up costs (discussed above) which are not currently deductible.

Net income (Loss) per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 84,250,000 shares of common stock in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s statement of operations includes a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest income	$177,326
Unrealized gain on investments held in Trust Account	3,956
Less: Company’s portion available to be withdrawn to pay taxes	(73,578)
Less: Company’s portion available to be withdrawn for working capital purposes	(107,704)
Net income allocable to Class A common stock subject to possible redemption	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	196,306,266
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(871,798,158)
Less: Income allocable to Class A common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(871,798,158)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	65,318,734
Basic and diluted net loss per share, Non-redeemable Common stock	$(13.35)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the Company’s derivative instruments (see Note 9).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. For the three months ended March 31, 2021, the Company incurred and paid $150,000 in fees for these services.

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

On February 22, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $1,500,000.

The Company assessed the provisions of the Convertible Promissory Note under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The excess of the fair value of the derivative liability over the principal in the amount of $56,191,636 was recorded as interest expense in the accompanying condensed statement of operations. The conversion option was valued using the Black-Scholes option pricing formula, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 9):

	March 31, 2021	February 22, 2021 (Initial Measurement)
Underlying warrant value	$12.45	$39.46
Exercise price	$1.00	$1.00
Holding period	0.23	0.34
Risk-free rate	0.03%	0.03%
Volatility	125%	125%
Dividend yield	0.0%	0.0%

The following table presents the change in the fair value of conversion option liability:

Fair value as of January 1, 2021	$—
Initial measurement on February 22, 2021	57,691,636
Change in fair value	(40,517,598)
Fair value as of March 31, 2021	$17,174,038

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The debt discount is being amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Note, which is assumed to be July 2021, the Company's expected Business Combination date. During the three months ended March 31, 2021, the Company recorded $300,000 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount at March 31, 2021 amounted to $1,200,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Atieva Merger Agreement

On February 22, 2021, we entered into a Merger Agreement with Merger Sub and Atieva (the “Merger Agreement”), relating to a proposed business combination transaction between us and Atieva.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Atieva with Atieva being the surviving entity in the merger.

The aggregate consideration to be paid to the shareholders of Atieva will be equal to (a) $11,750,000,000 plus (b) (i) all cash and cash equivalents of Atieva and its subsidiaries less (ii) all indebtedness for borrowed money of Atieva and its subsidiaries, in each case as of two business days prior to the closing date. The consideration to the shareholders of Atieva will be paid entirely in shares of Class A common stock, par value $0.0001 per share, of the Company in an amount equal to $10.00 per share.

In connection with the execution of the Merger Agreement and in order to raise additional proceeds to fund the transactions contemplated therein, the Company entered into the PIPE Subscription Agreements with certain investment funds (“PIPE Investors”). Pursuant to the terms of the PIPE Subscription Agreements, the Company has agreed to issue and sell to the PIPE Investors and the PIPE Investors have agreed to buy 166,666,667 shares of Churchill's Class A common stock at a purchase price of $15.00 per share for an aggregate commitment of $2,500,000,005 (the “PIPE Investment”). The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the Transactions will be consummated immediately following the closing of the PIPE Investment. The PIPE Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement and (ii) the mutual written agreement of the parties thereto.

On February 22, 2021, the Company entered into a Voting and Support Agreement with certain of the PIPE Investors owning 204,148,825 shares of Lucid Series D preferred stock and 113,877,589 shares of Lucid Series E preferred stock as of the date of such agreement. Pursuant to the Voting and Support Agreement, such PIPE Investors agreed to vote all of such shares in favor of the adoption and approval of the Merger Agreement and related matters, agreements and transactions as specified in the Voting and Support Agreement, and in opposition to any Acquisition Transaction (as defined in the Merger Agreement) and any and all other proposals that could reasonably be expected to delay, impair, prevent, interfere with, postpone or impede the consummation of the transactions contemplated by the Merger Agreement as specified in the Voting and Support Agreement. The Voting and Support Agreement will automatically terminate upon the earliest of (i) the effective time, (ii) the date of termination of the Merger Agreement in accordance with its terms prior to the effective time of the transactions, (iii) the mutual written consent of the Company and the applicable PIPE Investors and (iv) the time of any modification, amendment or waiver of the Merger Agreement or any other transaction agreement without certain PIPE Investors' consent.

On February 20, 2021, the Company entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to render certain financial advisory and capital markets advisory services for a potential Business Combination. The Company agreed to pay the service provider a fee of (i) $6,000,000, which is payable upon the consummation of a Business Combination, (ii) $500,000, which is payable upon consummation of the financing and (iii) out-of-pocket expenses not to exceed $125,000 without prior approval. The fee will not be payable in the event the Company does not consummate a Business Combination.

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

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Legal Fees

As of March 31, 2021, the Company incurred legal fees of $5,698,477. These fees will only become due and payable upon the consummation of an initial Business Combination (see Note 12).

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 207,000,000 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 21,656,223 shares of Class A common stock issued and outstanding, excluding 185,343,777 shares of Class A common stock subject to possible redemption.

The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated PIPE Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $2,070,000,000. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 51,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITY

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

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

CHURCHILL CAPITAL CORP IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$2,070,267,288	$2,070,086,006
Liabilities:
Warrant liability – Public Warrants	1	461,610,000	62,928,000
Warrant liability – Private Placement Warrants	3	533,482,500	79,272,500
Conversion option liability	3	17,174,038	—

The derivative instruments were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the condensed consolidated statement of operations.

The Private Placement Warrants were valued using a modified Black Scholes model, which is considered to be a Level 3 fair value measurement. Subsequent to the Public Warrants detachment from the Units, the Public Warrants are valued based on quoted market price, under ticker CCIV.WS, which is a Level 1 fair value.

As of March 31, 2021 and December 31, 2020, the estimated fair value of the Private Placement Warrants was determined using a Black-Scholes valuation and based on the following significant inputs:

	March 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$23.18	$10.01
Volatility	40%	30%
Probability of completing a Business Combination	90%	80%
Term	5.23	5.33
Risk-free rate	0.97%	0.50%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

Private Placement Warrants
January 1, 2021	$79,272,500
Change in fair value	454,210,000
Fair value as of March 31, 2021	533,482,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements other than the following:

On May 28, 2021, the Company and the Sponsor amended the agreement relating to administrative and support services to provide that the Company will not be required to pay the $50,000 per month fee under the agreement from and after July 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp IV References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor IV LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On February 22, 2021, we entered into a Merger Agreement with Merger Sub and Atieva (the “Merger Agreement”), relating to a proposed business combination transaction between us and Atieva.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Atieva with Atieva being the surviving entity in the merger.

The aggregate consideration to be paid to the shareholders of Atieva will be equal to (a) $11,750,000,000 plus (b) (i) all cash and cash equivalents of Atieva and its subsidiaries less (ii) all indebtedness for borrowed money of Atieva and its subsidiaries, in each case as of two business days prior to the closing date. The consideration to the shareholders of Atieva will be paid entirely in shares of Class A common stock, par value $0.0001 per share, of the Company in an amount equal to $10.00 per share.

In connection with the execution of the Merger Agreement and in order to raise additional proceeds to fund the transactions contemplated therein, the Company entered into the PIPE Subscription Agreements with certain investment funds (“PIPE Investors”). Pursuant to the terms of the PIPE Subscription Agreements, the Company has agreed to issue and sell to the PIPE Investors and the PIPE Investors have agreed to buy 166,666,667 shares of Churchill's Class A common stock at a purchase price of $15.00 per share for an aggregate commitment of $2,500,000,005 (the “PIPE Investment”). The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the Transactions will be consummated immediately following the closing of the PIPE Investment. The PIPE Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement and (ii) the mutual written agreement of the parties thereto.

On February 22, 2021, the Company entered into a Voting and Support Agreement with certain of the PIPE Investors owning 204,148,825 shares of Lucid Series D preferred stock and 113,877,589 shares of Lucid Series E preferred stock as of the date of such agreement. Pursuant to the Voting and Support Agreement, such PIPE Investors agreed to vote all of such shares in favor of the adoption and approval of the Merger Agreement and related matters, agreements and transactions, and in opposition to any Acquisition Transaction (as defined in the Merger Agreement) and any and all other proposals that could reasonably be expected to delay, impair, prevent, interfere with, postpone or impede the consummation of the transactions contemplated by the Merger Agreement. The Voting and Support Agreement will automatically terminate upon the earliest of (i) the effective time, (ii) the date of termination of the Merger Agreement in accordance with its terms prior to the effective time of the transactions, (iii) the mutual written consent of the Company and the applicable PIPE Investors and (iv) the time of any modification, amendment or waiver of the Merger Agreement or any other transaction agreement without certain PIPE Investors' consent.

On February 20, 2021, we entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to render certain financial advisory and capital markets advisory services for a potential Business Combination. We agreed to pay the service provider a fee of (i) $6,000,000, which is payable upon the consummation of a Business Combination, (ii) $500,000, which is payable upon consummation of the financing and (iii) out-of-pocket expenses not to exceed $125,000 without prior approval.

On February 22, 2021, we entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of which we consummate a Business Combination or (ii) the date that the winding up of the Company. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. We borrowed an aggregate of $1,500,000 on February 22, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of Atieva. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $871,798,158, which consists of operating costs of $3,089,824, change in the fair value of derivative liabilities of $812,374,402, interest expense - excess fair value of conversion liability of $56,191,636, a non-cash charge to interest expense associated with the amortization of the debt discount of $300,000 and a provision for income taxes of $23,578, offset by interest income on marketable securities held in the Trust Account of $177,326 and an unrealized gain on marketable securities held in our Trust Account of $3,956.

Liquidity and Capital Resources

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

For the three months ended March 31, 2021, cash used in operating activities was $3,024,742. Net loss of $871,798,158 was affected by a change in the fair value of derivative liabilities of $812,374,402, interest expense - excess fair value of conversion liability of $56,191,636, a non-cash charge to interest expense associated with the amortization of the debt discount of $300,000 and a deferred tax provision of $23,578, interest income on marketable securities held in the Trust Account of $177,326 and an unrealized gain on marketable securities held in our Trust Account of $3,956.

As of March 31, 2021, we had cash and marketable securities held in the trust account of $2,070,267,288. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals, deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest for working capital requirement and to pay franchise and income taxes. Through March 31, 2021, we withdrew $450,000 of interest earned on the Trust Account for working capital purpose, of which no amounts were withdrawn during the three months ended March 31, 2021. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $2,068,115 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On February 22, 2021, we entered into the Convertible Promissory Note. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of which we consummate a Business Combination or (ii) the date that the winding up of the Company. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. We borrowed an aggregate of $1,500,000 on February 22, 2021.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

On February 22, 2021, we entered into the Convertible Promissory Note. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of which we consummate a Business Combination or (ii) the date that the winding up of the Company. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. We borrowed an aggregate of $1,500,000 on February 22, 2021.

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

Convertible Debt

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Derivative Instruments

We account for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instruments specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Share

We apply the two-class method in calculating earnings per share. Net income (loss) per share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net loss per share, basic and diluted for non-redeemable common stock is calculated by dividing net loss less income attributable to Class A redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

The warrant agreement governing the Company’s warrants includes a provision that provides for potential changes to the settlement amounts dependent on the characteristics of the holder of the warrant. Upon review of the statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.

The Company previously classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

On May 14, 2021, the Company's management and the Audit Committee of the Company's board of directors, after consultation with management and a discussion with Marcum LLP, the Company's independent registered public accounting firm, concluded that its financial statements for the year-ended December 31, 2020; as of August 3, 2020; for the period from April 30, 2020 (inception) through December 31, 2020; and as of and for the period ended September 30, 2020 (collectively, the “Non-Reliance Periods”) should no longer be relied upon based on the correction of an error as described above and such financial statements were restated.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the events that led to the Company’s restatement of its financial statements described above and accounting and disclosure of certain other complex debt and equity instruments, as of March 31, 2021, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 14, 2021 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 14, 2021 with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Air Merger Sub, Inc., and Atieva, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 22, 2021).
10.1	Investor Rights Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Ayar Third Investment Company, Churchill Sponsor IV LLC and the other parties named therein (incorporated by reference to Exhibit 10.0 of the Company’s Current Report on Form 8-K filed on February 22, 2021).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 22, 2021).
10.3	Amended and Restated Sponsor Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Churchill Sponsor IV LLC, and the Insiders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 22, 2021).
10.4	Promissory Note, dated as of February 22, 2021, by and between Churchill Capital Corp IV and Churchill Sponsor IV LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 22, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP IV

Date: May 28, 2021	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 28, 2021	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Financial Officer)