Form 10-Q
period 2021-06-30
Lucid Group, Inc.
filed 2021-08-16
CIK 1811210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39408

Lucid Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-0891392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7373 Gateway Blvd.Newark, CA 94560

(Address of principal executive offices)

(510) 648-3553

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A Common Stock, $0.0001 par value per share	LCID	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	LCIDW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☐  No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☐
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of August 13, 2021, there were 1,618,621,534 shares of common stock, $0.0001 par issued and outstanding.

EXPLANATORY NOTE

On July 23, 2021, subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Churchill Capital Corp IV (formerly known as Annetta Acquisition Corp. and now known as Lucid Group, Inc.), a Delaware corporation that is our predecessor, consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of February 22, 2021 (as amended, modified, supplemented or waived, the “Merger Agreement”), by and among Churchill Capital Corp IV, Atieva, Inc., d/b/a Lucid Motors, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Lucid”), and Air Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Churchill Capital Corp IV (“Merger Sub”). Pursuant to the Merger Agreement, following the approval by the Company’s stockholders on July 23, 2021, Merger Sub was merged with and into Lucid with Lucid being the surviving company in the merger.

Unless stated otherwise, this Quarterly Report contains information about the Company before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to Churchill Capital Corp IV and its consolidated subsidiaries before the consummation of the Business Combination and to Lucid Group, Inc. and its consolidated subsidiaries after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and for the period from April 30, 2020 (inception) through June 30, 2020 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from April 30, 2020 (inception) through June 30, 2020 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and for the period from April 30, 2020 (inception) through June 30, 2020 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3. Defaults Upon Senior Securities	73
Item 4. Mine Safety Disclosures	73
Item 5. Other Information	73
Item 6. Exhibits	74
Part III. Signatures	75

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,000,159	$3,592,857
Prepaid expenses	675,344	937,786
Total Current Assets	1,675,503	4,530,643

Marketable securities held in Trust Account	2,070,290,785	2,070,086,006
TOTAL ASSETS	$2,071,966,288	$2,074,616,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$827,213	$1,446,951
Income taxes payable	23,578	81,422
Convertible promissory note – related party, net of discount	1,200,000	—
Total Current Liabilities	2,050,791	1,528,373

Derivative liabilities	1,599,645,794	142,200,500
Deferred underwriting fee payable	72,450,000	72,450,000
Total Liabilities	1,674,146,585	216,178,873

Commitments and contingencies

Class A common stock subject to possible redemption, 207,000,000 and 185,343,777 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	2,070,000,000	1,853,437,770

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 and 21,656,223 shares issued and outstanding (excluding 207,000,000 and 185,343,777 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	2,166
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 51,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	5,175	5,175
Additional paid-in capital	—	68,460,540
Accumulated deficit	(1,672,185,472)	(63,467,875)
Total Stockholders’ Equity	(1,672,180,297)	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,071,966,288	$2,074,616,649

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period
			from April 30,
	Three		2020
	Months	Six Months	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2021	2021	2020
Operating costs	$562,194	$3,652,018	$1,000
Loss from operations	(562,194)	(3,652,018)	(1,000)

Other income (expense):
Change in fair value of derivative liabilities	(587,379,256)	(1,399,753,658)	—
Interest expense - excess fair value of conversion liability	—	(56,191,636)	—
Interest expense - amortization of debt discount	(900,000)	(1,200,000)	—
Interest earned on marketable securities held in Trust Account	27,453	204,779	—
Unrealized loss on marketable securities held in Trust Account	(3,956)	—	—
Other expense net	(588,255,759)	(1,456,940,515)	—

Loss before provision for income taxes	(588,817,953)	(1,460,592,533)	(1,000)
Provision for income taxes	(1,962)	(25,540)	—
Net loss	$(588,819,915)	$(1,460,618,073)	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	207,000,000	201,682,674	—

Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	51,750,000	58,496,884	45,000,000

Basic and diluted net loss per share, Non-redeemable common stock	$(11.38)	$(24.97)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	21,656,223	$2,166	51,750,000	$5,175	$68,460,540	$(63,467,875)	$5,000,006

Change in value of common stock subject to redemption	(21,656,223)	(2,166)	—	—	(68,460,540)	(148,099,524)	(216,562,230)

Net loss	—	—	—	—	—	(871,798,158)	(871,798,158)

Balance – March 31, 2021	—	—	51,750,000	5,175	—	(1,083,365,557)	(1,083,360,382)

Change in value of common stock subject to redemption	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(588,819,915)	(588,819,915)

Balance – June 30, 2021	—	$—	51,750,000	$5,175	$—	$(1,672,185,472)	$(1,672,180,297)

FOR THE PERIOD FROM APRIL 30, 2020 (INCEPTION) THROUGH JUNE 30, 2020 (unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — April 30, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor			51,750,000	5,175	19,825	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – June 30, 2020	—	$—	51,750,000	$5,175	$19,825	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from April 30,
	Six Months	2020 (Inception)
	Ended	through
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,460,618,073)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	1,399,753,658	—
Interest expense - excess fair value of conversion liability	56,191,636	—
Amortization of debt discount	1,200,000	—
Interest earned on marketable securities held in Trust Account	(204,779)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	262,442	—
Accounts payable and accrued expenses	(619,738)	1,000
Income taxes payable	(57,844)	—
Net cash used in operating activities	(4,092,698)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	1,500,000	300,000
Payment of convertible promissory note – related party	—	(152,900)
Net cash provided by used in financing activities	1,500,000	172,100

Net Change in Cash	(2,592,698)	172,100
Cash – Beginning of period	3,592,857	—
Cash – Ending of period	$1,000,159	$172,100

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$58,000
Change in value of Class A common stock subject to possible redemption	$216,562,230	$—
Initial classification of conversion option liability	$57,691,636	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from April 30, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Atieva, Inc., d/b/a Lucid Motors, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Lucid”) (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest, net of amounts withdrawn for working capital requirements, subject to an annual limit of $1,000,000 and/or to pay its taxes (“permitted withdrawals”)). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees will agree to vote their Founder Shares (as defined in Note 6) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and the Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by August 3, 2022 (or November 3, 2022 if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by August 3, 2022) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the funds on deposit in the Trust Account remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00 in the Initial Public Offering.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, reduce the amount of funds on deposit in the Trust Account to below (i) $10.00 per Public Share or (ii) the amount per Public Share held in the Trust Account as of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of permitted withdrawals. This liability will not apply with respect to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2021, approximately $290,785 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company's tax obligations and for permitted withdrawals. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on May 14, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. From inception to June 30, 2021, the Company withdrew $450,000 of interest earned on the Trust Account for working capital purposes, of which no amounts were withdrawn during the three and six months ended June 30, 2021.

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

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $1,342,000 and $594,000 respectively, which had a full valuation allowance recorded against it.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded $1,962 of income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate primarily due to the permanent differences associated with the change in the fair value of the derivative liabilities and start-up costs (discussed above) which are not currently deductible.

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

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

			For the Period
			From April 30,
			2020
	Three Months	Six Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2021	2021	2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest income	$27,453	$204,779	$—
Unrealized gain on investments held in Trust Account	(3,956)	—	—
Less: Company’s portion available to be withdrawn to pay taxes	(23,497)	(129,310)	—
Less: Company’s portion available to be withdrawn for working capital purposes	—	(75,469)	—
Net income allocable to Class A common stock subject to possible redemption	$—	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	207,000,000	201,682,674	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(588,819,915)	$(1,460,618,073)	$(1,000)
Less: Income allocable to Class A common stock subject to possible redemption	—	—	—
Non-Redeemable Net Loss	$(588,819,915)	$(1,460,618,073)	$(1,000)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	51,750,000	58,496,884	45,000,000
Basic and diluted net loss per share, Non-redeemable Common stock	$(11.38)	$(24.97)	$(0.00)

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 22, 2020, the Sponsor purchased 21,562,500 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On July 14, 2020, the Company effected a stock dividend of one-third of one Founder Shares for each outstanding Founder Share, on July 27, 2020, the Company effected a stock dividend of 0.50 to 1 Founder Share for each outstanding Founder Share and on July 30, 2020, the Company effected a stock dividend of 0.20 to 1 Founder Shares for each outstanding Founder Share, resulting in 51,750,000 Founder Shares being issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The Founder Shares included an aggregate of up to 6,750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 6,750,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, the Founder Shares will be released from the lock-up.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company incurred and paid $150,000 and $300,0000 in fees for these services, respectively.

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

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

On February 22, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $1,500,000.

The Company assessed the provisions of the Convertible Promissory Note under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The excess of the fair value of the derivative liability over the principal in the amount of $56,191,636 was recorded as interest expense in the accompanying condensed statements of operations. The conversion option was valued using the Black-Scholes option pricing formula, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 9):

			February 22,
			2021
	June 30,	March 31,	(Initial
	2021	2021	Measurement)
Underlying warrant value	$21.26	$12.45	$39.46
Exercise price	$1.00	$1.00	$1.00
Holding period	0.06	0.23	0.34
Risk-free rate	0.04%	0.03%	0.03%
Volatility	125%	125%	125%
Dividend yield	0.0%	0.0%	0.0%

The following table presents the change in the fair value of conversion option liability:

Fair value as of January 1, 2021	$—
Initial measurement on February 22, 2021	57,691,636
Change in fair value	(40,517,598)
Fair value as of March 31, 2021	17,174,038
Change in fair value	13,220,756
Fair value as of June 30, 2021	$30,394,794

The debt discount is being amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Note, which is assumed to be July 2021, the Company's expected Business Combination date. During the three and six months ended June 30, 2021, the Company recorded $900,000 and $1,200,000 of interest expense related to the amortization of the debt discount, respectively. The remaining balance of the debt discount at June 30, 2021 amounted to $300,000.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Lucid Merger Agreement

On February 22, 2021, we entered into a Merger Agreement with Merger Sub and Lucid (the “Merger Agreement”), relating to a proposed business combination transaction between us and Lucid.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Lucid with Lucid being the surviving entity in the merger.

The aggregate consideration to be paid to the shareholders of Lucid will be equal to (a) $11,750,000,000 plus (b) (i) all cash and cash equivalents of Lucid and its subsidiaries less (ii) all indebtedness for borrowed money of Lucid and its subsidiaries, in each case as of two business days prior to the closing date. The consideration to the shareholders of Lucid will be paid entirely in shares of Class A common stock, par value $0.0001 per share, of the Company in an amount equal to $10.00 per share.

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

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Legal Fees

As of June 30, 2021, the Company incurred legal fees of $6,487,154. These fees were paid on July 23, 2021 at consummation of Business Combination.

Due Diligence Fees

As of June 30, 2021, the company incurred due diligence fees of $1,499,780. These fees were paid on July 23, 2021 at consummation of Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were no shares of Class A common stock issued and outstanding, excluding 207,000,000 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were 21,656,223 shares of Class A common stock issued and outstanding, excluding 185,343,777 shares of Class A common stock subject to possible redemption.

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

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 51,750,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 8. WARRANT LIABILITY

The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per Public Warrant;
•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each Public Warrant holder; and
•

if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Public Warrant holders.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of the Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Public Warrants. Accordingly, the warrants may expire worthless.

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

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$2,070,290,785	$2,070,086,006
Liabilities:
Warrant liability – Public Warrants	1	658,260,000	62,928,000
Warrant liability – Private Placement Warrants	3	910,991,000	79,272,500
Conversion option liability	3	30,394,794	—

The derivative instruments were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the condensed consolidated statements of operations.

The Private Placement Warrants were valued using a modified Black Scholes model, which is considered to be a Level 3 fair value measurement. Subsequent to the Public Warrants detachment from the Units, the Public Warrants are valued based on quoted market price, under ticker CCIV.WS, which is a Level 1 fair value.

As of June 30, 2021, March 31, 2021 and December 31, 2020, the estimated fair value of the Private Placement Warrants was determined using a Black-Scholes valuation and based on the following significant inputs:

	June 30,	March 31,	December 31,
	2021	2021	2020
Exercise price	$11.50	$11.50	$11.50
Stock price	$28.82	$23.18	$10.01
Volatility	76.52%	40%	30%
Probability of completing a Business Combination	95%	90%	80%
Term	5.06	5.23	5.33
Risk-free rate	0.88%	0.97%	0.50%
Dividend yield	0.0%	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

Private
Placement
Warrants
January 1, 2021	$79,272,500
Change in fair value	454,210,000
Fair value as of March 31, 2021	533,482,500
Change in fair value	377,508,500
Fair value as of June 30, 2021	910,991,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

LUCID GROUP, INC.

(successor to Churchill Capital Corp IV)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 23, 2021, the Company and Lucid consummated the closing of the transactions contemplated by the Merger Agreements (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp IV, our predecessor, and its consolidated subsidiaries. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor IV LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On February 22, 2021, we entered into a Merger Agreement with Merger Sub and Lucid (the “Merger Agreement”), relating to a proposed business combination transaction between us and Lucid.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Lucid with Lucid being the surviving entity in the merger.

The aggregate consideration to be paid to the shareholders of Lucid will be equal to (a) $11,750,000,000 plus (b) (i) all cash and cash equivalents of Lucid and its subsidiaries less (ii) all indebtedness for borrowed money of Lucid and its subsidiaries, in each case as of two business days prior to the closing date. The consideration to the shareholders of Lucid will be paid entirely in shares of Class A common stock, par value $0.0001 per share, of the Company in an amount equal to $10.00 per share.

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

On July 23, 2021, the Company and Lucid consummated the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of Lucid. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $588,819,915, which consists of operating costs of $562,194, change in the fair value of derivative liabilities of $587,379,256, a non-cash charge to interest expense associated with the amortization of the debt discount of $900,000 a provision for income taxes of $1,962 and unrealized loss on marketable securities held in our Trust Account of $3,956, offset by interest income on marketable securities held in the Trust Account of $27,453.

For the six months ended June 30, 2021, we had a net loss of $1,460,618,073, which consists of operating costs of $3,652,018, change in the fair value of derivative liabilities of $1,399,753,658, interest expense - excess fair value of conversion liability of $56,191,636, a non-cash charge to interest expense associated with the amortization of the debt discount of $1,200,000 and a provision for income taxes of $25,540, offset by interest income on marketable securities held in the Trust Account of $204,779.

For the period from April 30, 2020 (inception) through June 30, 2020, we had a net loss of $1,000 which consisted of formation and operational costs.

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

For the six months ended June 30, 2021, cash used in operating activities was $4,092,698. Net loss of $1,460,618,073 was affected by a change in the fair value of derivative liabilities of $1,399,753,658, interest expense - excess fair value of conversion liability of $56,191,636, a non-cash charge to interest expense associated with the amortization of the debt discount of $1,200,000, interest income on marketable securities held in the Trust Account of $204,779 and changes in operating assets and liabilities which used $415,140 of cash from operating activities.

For the period from April 30, 2020 (inception) through June 30, 2020, cash used in operating activities was $0. Net loss of $1,000 was affected by changes in operating assets and liabilities of $1,000.

As of June 30, 2021, we had cash and marketable securities held in the trust account of $2,070,290,785. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals, deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest for working capital requirement and to pay franchise and income taxes. Through June 30, 2021, we withdrew $450,000 of interest earned on the Trust Account for working capital purpose, of which no amounts were withdrawn during the three and six months ended June 30, 2021. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,000,159 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Net Income (Loss) Per Share of Common Stock

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Prior to the closing of the Business Combination, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund's investments, we do not believe that there was an associated material exposure to interest rate risk.

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

The Company previously classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations.

On May 14, 2021, the Company's management and the Audit Committee of the Company's board of directors, after consultation with management and a discussion with Marcum LLP, the Company's independent registered public accounting firm, concluded that its financial statements for the year-ended December 31, 2020; as of August 3, 2020; for the period from April 30, 2020 (inception) through December 31, 2020; and as of and for the period ended September 30, 2020 should no longer be relied upon based on the correction of an error as described above and such financial statements were restated.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Amended Annual Report on Form 10-K/A filed on May 13, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

Implications of being an Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts “emerging growth companies” as defined in Section 2(A) of the Securities Act of 1933, as amended, from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” and have elected to take advantage of the benefits of this extended transition period.

We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used.

We will remain an “emerging growth company” under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of our initial public offering, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non- convertible debt securities during the previous three years. We expect that we will cease to be an emerging growth company as of December 31, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 3, 2021, Richard Hofman, a purported stockholder of the Company, filed a complaint, individually and on behalf of other Company stockholders, in the Superior Court of the State of California against the Company, Lucid, and other unnamed defendants. The complaint alleged claims for fraud, negligent misrepresentation, and false advertising and unfair business practices in connection with allegedly false and misleading statements and omissions in the Company’s public filings, concerning the proposed merger between the Company and Lucid. The complaint sought injunctive relief, as well as compensatory and punitive damages. On March 8, 2021, plaintiff filed an ex parte application for a temporary restraining order and preliminary injunction, which the Company opposed and the court denied on March 10, 2021. Plaintiff filed an amended complaint on March 22, 2021, solely in a personal capacity and not on behalf of any other Company stockholders. The amended complaint alleges claims for fraud against defendants Lucid and Peter Rawlinson, and negligent misrepresentation against the Company, Lucid, and Mr. Rawlinson. The amended complaint seeks compensatory and punitive damages. On June 7, 2021, the plaintiff filed a notice voluntarily dismissing the action without prejudice.

Since April 18, 2021, four actions asserting claims under the federal securities laws have been filed in federal courts in Alabama, California, New Jersey and Indiana, including two putative class actions: Randy Phillips v. Churchill Capital Corporation IV, et al., 1:21-cv-00539-ACA (N.D. Ala., filed Apr. 18, 2021); Arec D. Simeri v. Churchill Capital Corporation IV, et al., 2:21-cv-04295 (C.D. Cal., filed May 24, 2021); Chris Arico v. Churchill Capital Corporation IV, et al., 1:21-cv-12355 (D.N.J., filed June 9, 2021); and Gregory Slabaugh v. Churchill Capital Corporation IV, et al., 1:21-cv-01652 (S.D. Ind., filed June 11, 2021). The complaints name Churchill, Atieva, Inc. (doing business as Lucid), Michael Klein, Jay Taragin, and Peter Rawlinson as defendants and generally allege violations of Sections 10(b) and 20(a) of the Exchange Act in connection with alleged false and misleading statements concerning Lucid’s business plans and prospects, as well as the proposed merger between the Company and Lucid. The complaints generally seek compensatory and/or punitive damages. We believe the claims are without merit and intend to defend ourselves vigorously.

Item 1A. Risk Factors

The following risk factors relate to the Company after the consummation of the Business Combination.

RISK FACTORS

An investment in our securities involves a high degree of risk. Our investors should carefully consider the following risk factors, together with all of the other information included in this Quarterly Report, before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect the anticipated benefits of the Transactions (as defined below), and may have an adverse effect on our business, cash flows, financial condition and results of operations. Our investors should also carefully consider the following risk factors in addition to the other information included in this Quarterly Report. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition.

Unless otherwise stated in this section or the context otherwise requires, references to:

“2009 Plan” are to the Atieva, Inc. 2009 Share Plan duly adopted by the board of directors of Atieva, Inc.;

“2014 Plan” are to the Atieva, Inc. 2014 Share Plan duly adopted by the board of directors of Atieva, Inc. on May 14, 2014;

“2021 Plan” are to the Atieva, Inc. 2021 Stock Incentive Plan duly adopted by the compensation committee of the board of directors of Atieva, Inc. on January 13, 2021 and approved by Lucid’s shareholders on January 21, 2021;

“Ayar” are to Ayar Third Investment Company, an affiliate of PIF;

“Board” are, prior to consummation of the Transactions, to the board of directors of Atieva, Inc., d/b/a Lucid Motors, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and, following consummation of the Transactions, to Lucid Group Inc., a Delaware corporation;

“CEO RSU Award” are to the grant of 11,293,177 Lucid RSUs to Lucid’s CEO under the 2021 Plan;

“current bylaws” are to the Company’s Amended and Restated Bylaws in effect as of the date of this Quarterly Report;

“current certificate of incorporation” are to the Company’s Second Amended and Restated Certificate of Incorporation in effect as of the date of this Quarterly Report;

“Churchill” are to Churchill Capital Corp IV, a Delaware corporation and our predecessor company prior to the consummation of the Transactions, which changed its name to Lucid Group, Inc. following the consummation of the Transactions, and its consolidated subsidiaries;

“Churchill’s Class A common stock” are, prior to consummation of the Transactions, to Churchill’s Class A common stock, par value $0.0001 per share and, following consummation of the Transactions, to our Class A common stock;

“Churchill IPO” are to the initial public offering by Churchill which closed on August 3, 2020;

“Class A common stock” are to Lucid Group, Inc.’s common stock, par value $.0001 per share;

“Closing” are to the consummation of the Transactions on the Closing Date;

“Closing Date” are to July 23, 2021, the date on which the Transactions were consummated;

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

“Investor Rights Agreement” are to the Investor Rights Agreement, dated as of February 22, 2021, by and among the Company, the Sponsor, Ayar and certain other parties thereto;

“Lucid” are to Atieva, Inc., d/b/a Lucid Motors, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its consolidated subsidiaries;

“Lucid Common Shares” are to the common shares, par value $0.0001 per share, of Lucid;

“Lucid Equity Awards” are to all issued and outstanding stock options, restricted stock units or other compensatory equity securities in respect of shares of Lucid outstanding as of immediately prior to the closing of the Merger, including, without limitation, any Lucid Options and Lucid RSUs;

“Lucid Options” are to all issued and outstanding options to purchase or otherwise acquire Lucid Common Shares (whether or not vested) held by any person, including Lucid share options granted under any Lucid Share Plan;

“Lucid RSUs” are to all issued and outstanding restricted stock unit awards with respect to Lucid Common Shares outstanding under any Lucid Share Plan;

“Lucid Share Plans” are to the 2009 Plan, the 2014 Plan, the 2021 Plan, in each case as amended from time to time in accordance with their terms, and any other share incentive plan or similar equity-based compensation plan maintained for employees of Lucid that may be adopted from time to time;

“Merger” are to the merger of Merger Sub and Lucid, with Lucid surviving such merger as a wholly owned subsidiary of Churchill;

“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill, Lucid and Merger Sub, as the same has been or may be amended, modified, supplemented or waived from time to time;

“Merger Sub” are to Air Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Churchill;

“Nasdaq” are to The Nasdaq Stock Market LLC;

“PIF” are to the Public Investment Fund, the sovereign wealth fund of the Kingdom of Saudi Arabia;

“PIPE Investment” are to the private placement pursuant to which Churchill entered into PIPE Subscription Agreements (containing commitments to funding that are subject only to conditions that generally align with the conditions set forth in the Merger

Agreement) with certain investors whereby Churchill has agreed to issue and sell to the PIPE Investors $2.5 billion of Churchill’s Class A common stock at a purchase price of $15.00 per share;

“PIPE Investors” are to the investors participating in the PIPE Investment;

“Private Placement Warrants” are to Churchill’s warrants issued to the Sponsor in a private placement simultaneously with the closing of the Churchill IPO;

“PIPE Subscription Agreements” are to the common stock subscription agreements entered into by and among Churchill and the investors party thereto, in each case, dated as of February 22, 2021 and entered into in connection with the PIPE Investment;

“Public Warrants” are to Churchill’s warrants sold as part of the units in the Churchill IPO (whether they were purchased in the Churchill IPO or thereafter in the open market);

“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

“SEC” are to the United States Securities and Exchange Commission;

“Sponsor” are to Churchill Sponsor IV LLC, a Delaware limited liability company and an affiliate of M. Klein and Company in which certain of Churchill’s directors and officers hold membership interests;

“Transactions” are to the Merger, together with the other transactions contemplated by the Merger Agreement and the related agreements;

“warrants” are to the Public Warrants, the Private Placement Warrants and the Working Capital Warrants; and

“Warrant Agreement” are to the Warrant Agreement, dated July 29, 2020, entered into in connection with the Churchill IPO by and between Continental Stock Transfer & Trust Company and Churchill.

Risks Related to Our Business and Operations

The ongoing COVID-19 pandemic has adversely affected our business, results of operations and financial condition.

The ongoing COVID-19 pandemic poses risks to our business, including through its impact on general economic conditions; manufacturing and supply chain operations; stay-at-home orders; and global financial markets. The pandemic’s impact on economic conditions has led to a global decrease in vehicle sales in markets around the world. Its continued impact on the economy, even after the pandemic has subsided, could lead consumers to further reduce spending, delay purchases of our vehicles, or cancel their refundable deposits for our vehicles. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on it, compared to many of its electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. Any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations. Further, the immediate or prolonged effects of the COVID-19 pandemic could significantly affect government finances and, accordingly, the continued availability of incentives related to electric vehicle purchases and other governmental support programs.

The spread of COVID-19 has also periodically disrupted the manufacturing operations of other vehicle manufacturers and their suppliers. Any such disruptions to us or our suppliers could result in delays to our plans to begin commercial production of our first vehicle, the Lucid Air sedan, in the second half of 2021, and could negatively affect our production volume. Our manufacturing operations at a limited number of facilities in Casa Grande, Arizona concentrate these risks.

The pandemic has resulted in the imposition of travel bans and restrictions, quarantines, shelter-in-place and stay-at-home orders and business shutdowns, which have contributed to delays in the anticipated production schedule of the Lucid Air. These measures pose numerous operational risks and logistical challenges to our business. For example, we may be required to limit the number of employees and contractors at our manufacturing facilities in Casa Grande, Arizona, which could cause further delays in tooling efforts or in the production schedule of the Lucid Air. In addition, regional, national and international travel restrictions have resulted in adverse impacts to our supply chain. For example, in certain instances, international travel restrictions have prevented our supply quality engineers from conducting in-person visits and parts production quality engineering with international suppliers, which has lengthened the time required to finalize and secure certain components of the Lucid Air. Further, our sales and marketing activities have been, and may in the future be, adversely affected due to the cancellation or reduction of in-person sales activities, meetings, events and conferences, and our planned construction and opening of our Lucid Studio sales and service facilities in key markets has been delayed. The transition of some of our personnel to a mostly remote workforce has also increased demand on our information technology resources and systems and increased data privacy and cybersecurity risks. These restrictive measures could be in place for a significant period of time and may be reinstituted or replaced with more burdensome restrictions if conditions deteriorate, which could adversely affect our start-up, manufacturing and sales and distribution plans and timelines.

In addition, the COVID-19 pandemic has resulted in extreme volatility in the global financial markets, which could increase our cost of capital or limit our ability to access financing when it needs it.

The severity, magnitude and duration of the COVID-19 pandemic and our economic and regulatory consequences are rapidly changing and uncertain. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of our investors’ investment.

We are an early-stage company with a limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have not yet released a commercially available vehicle, and we have no experience manufacturing or selling a commercial product at scale. Because we have yet to generate revenue from the sale of electric vehicles, and as a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.

We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by early-stage companies in rapidly changing markets, including risks relating to our ability to, among other things:

●	successfully launch commercial production and sales of the Lucid Air on the timing and with the specifications we had planned;
●	hire, integrate and retain professional and technical talent, including key members of management;
●	continue to make significant investments in research, development, manufacturing, marketing and sales;
●	successfully obtain, maintain, protect and enforce our intellectual property and defend against claims of intellectual property infringement, misappropriation or other violation;
●	build a well-recognized and respected brand;
●	establish and refine our commercial manufacturing capabilities and distribution infrastructure;
●	establish and maintain satisfactory arrangements with third-party suppliers;
●	establish and expand a customer base;
●	navigate an evolving and complex regulatory environment;
●	anticipate and adapt to changing market conditions, including consumer demand for certain vehicle types, models or trim levels, technological developments and changes in competitive landscape; and
●	successfully design, build, manufacture and market new models of electric vehicles to follow the Lucid Air.

Lucid has incurred net losses each year since its inception and we expect to incur increasing expenses and substantial losses for the foreseeable future.

Lucid has incurred net losses each year since its inception. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:

●	continue to design and develop and begins to manufacture our vehicles;
●	equip and expand our manufacturing facilities to produce our vehicles in Arizona, and potentially in international locations;
●	build up inventories of parts and components for our vehicles;
●	manufacture an available inventory of our vehicles;
●	develop and deploy vehicle charging partnerships;
●	expand our design, research, development, maintenance and repair capabilities;
●	increase our sales and marketing activities and develop our distribution infrastructure; and
●	expand our general and administrative functions to support our growing operations and status as a public company.

If our product development or commercialization is delayed, our costs and expenses may be significantly higher than we currently expect. Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, we expect our losses in future periods will be significant. Our ability to generate product revenues will depend on our ability to finalize and begin commercial production of the Lucid Air, which we do not expect will occur until the second half of 2021, and we may never achieve profitability.

We may be unable to adequately control the substantial costs associated with our operations.

We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Project Gravity SUV and other future products), raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. In addition, we expect to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities. As a company, we do not have historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. In addition, any delays in the start of production, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.

In the longer term, our ability to become profitable in the future will depend on our ability not only to control costs, but also to sell in quantities and at prices sufficient to achieve our expected margins. If we are unable to cost-efficiently design, manufacture, market, sell, distribute and service our vehicles, our margins, profitability and prospects will be materially and adversely affected.

We have received only a limited number of reservations for the Lucid Air, all of which may be cancelled.

As of June 30, 2021, we had reservations for more than 10,000 units of our first vehicle, the Lucid Air, with fully refundable deposits. Our customers may cancel their reservations without penalty and for any reason until they place an order for their vehicle. In addition, any further delays in the expected start of production of the Lucid Air could result in significant customer cancellations. No assurance can be given that reservations will not be cancelled and will ultimately result in the final purchase, delivery and sale or lease of vehicles. Accordingly, the number of reservations has significant limitations as a measure of demand for our vehicles, including demand for particular body styles, models or trim levels, or for future vehicle sales. If we encounter delays in the start of production of the Lucid Air that further lengthen wait times, a significant number of reservations may be cancelled.

The automotive industry has significant barriers to entry that we must overcome in order to manufacture and sell electric vehicles at scale.

The automobile industry is characterized by significant barriers to entry, including large capital requirements, investment costs of designing, manufacturing, and distributing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image, and the need to establish sales and service locations. Since we are focused on the design of electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter, including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of batteries, the need to establish or provide access to sufficient charging locations and unproven high-volume customer demand for fully electric vehicles. While we have developed prototypes of our electric sedan and have completed the first phase of construction of our commercial manufacturing facility in Casa Grande, Arizona, we have not finished tooling all production lines at our Casa Grande facilities, finalized the design and specifications of the Lucid Air or begun commercial manufacturing processes for the Lucid Air. If we are not able to overcome these barriers, our business, prospects, results of operations and financial condition will be negatively impacted, and our ability to grow our business will be harmed.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the electric vehicle industry has grown, with several companies that focus completely or partially on the electric vehicle market. We expect additional companies to enter this market within the next several years. Electric vehicle manufacturers with which we compete include Tesla as well as an increasing number of U.S.-based and international entrants, many of which have announced plans to begin selling their own electric vehicles in 2021 or 2022. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market with either fully electric or plug-in hybrid versions of their vehicles. We also expect to compete for sales with luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively than we do. We expect competition in our industry to significantly intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization, favorable governmental policies, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.

We will initially depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.

We will initially depend on revenue generated from a single vehicle model, the Lucid Air, and in the foreseeable future will be significantly dependent on a single or limited number of models. Although we have other vehicle models on our product roadmap, we currently do not expect to introduce another vehicle model for sale until the end of 2023. We expect to rely on sales from the Lucid Air, among other sources of financing, for the capital that will be required to develop and commercialize those subsequent models. To the extent that production of the Lucid Air is delayed or reduced, or if the Lucid Air is not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.

We will not have a third-party retail product distribution network.

Third-party dealer networks are the traditional method of vehicle sales distribution. Because we plan to sell directly to consumers, we will not have a traditional dealer product distribution network. We do not have experience distributing directly to consumers, and we expect that the building of an in-house sales and marketing function, including a physical sales and marketing footprint via our Lucid Studios, will be expensive and time consuming. If our lack of a traditional dealer distribution network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our plans to sell directly to consumers may be limited by regulatory constraints. To the extent we are unable to successfully execute on such plans, we may be required to develop a third-party dealer distribution network, which may prove costly, time-consuming or ineffective. If our use of an in-house sales and marketing team is not effective, our results of operations and financial conditions could be adversely affected.

Our sales will depend in part on our ability to establish and maintain confidence in our long-term business prospects among consumers, analysts and others within our industry.

Consumers may be less likely to purchase our products if they do not believe that our business will succeed or that our operations, including service and customer support operations, will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, to build, maintain and grow our business, we must establish and maintain confidence among customers, suppliers, analysts and other parties with respect to our liquidity and long-term business prospects. Maintaining such confidence may be particularly difficult as a result of many factors, including our limited operating history, others’ unfamiliarity with our products, uncertainty regarding the future of electric vehicles, any delays in scaling production, delivery and service operations to meet demand, competition and our production and sales performance compared with market expectations. Many of these factors are largely outside of our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital in the future. In addition, as discussed above, a significant number of new electric vehicle companies have recently entered the automotive industry, which is an industry that has historically been associated with significant barriers to entry and a high rate of failure. If these new entrants or other manufacturers of electric vehicles go out of business, produce vehicles that do not perform as expected or otherwise fail to meet expectations, such failures may have the effect of increasing scrutiny of others in the industry, including us, and further challenging customer, supplier and analyst confidence in our long-term prospects.

Our ability to generate meaningful product revenue will depend on consumer adoption of electric vehicles.

We are only developing electric vehicles and, accordingly, our ability to generate meaningful product revenue will highly depend on sustained consumer demand for alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for electric vehicles, our business, prospects, financial condition and results of operations will be harmed. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation (including government incentives and subsidies) and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Any number of changes in the industry could negatively affect consumer demand for electric vehicles in general and our electric vehicles in particular.

In addition, demand for electric vehicles may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives such as tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and results of operations. Further, sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us as a new entrant in an industry that has globally been experiencing a recent decline in sales.

Other factors that may influence the adoption of electric vehicles include:

●	perceptions about electric vehicle quality, safety, design, performance and cost;
●	perceptions about the limited range over which electric vehicles may be driven on a single battery charge;
●	perceptions about the total cost of ownership of electric vehicles, including the initial purchase price and operating and maintenance costs, both including and excluding the effect of government and other subsidies and incentives designed to promote the purchase of electric vehicles;
●	concerns about electric grid capacity and reliability;
●	perceptions about the sustainability and environmental impact of electric vehicles, including with respect to both the sourcing and disposal of materials for electric vehicle batteries and the generation of electricity provided in the electric grid;
●	the availability of other alternative fuel vehicles, including plug-in hybrid electric vehicles;
●	improvements in the fuel economy of the internal combustion engine;

●	the quality and availability of service for electric vehicles, especially in international markets;
●	volatility in the cost of oil and gasoline;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
●	access to charging stations and cost to charge an electric vehicle, especially in international markets, and related infrastructure costs and standardization;
●	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles; and
●	macroeconomic factors.

The influence of any of the factors described above or any other factors may cause a general reduction in consumer demand for electric vehicles or our electric vehicles in particular, either of which would materially and adversely affect our business, results of operations, financial condition and prospects.

Developments in electric vehicle or alternative fuel technology or improvements in the internal combustion engine may adversely affect the demand for our vehicles.

We may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Significant developments in alternative technologies, such as alternative battery cell technologies, hydrogen fuel cell technology, advanced gasoline, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to the technologies in our electric vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors. In addition, we expect to compete in part on the basis of our vehicles’ range, efficiency, charging speeds and performance, and improvements in the technology offered by competitors could reduce demand for the Lucid Air or other future vehicles. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models that reflect such technological developments, but our vehicles may become obsolete, and our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. Additionally, as new companies and larger, existing vehicle manufacturers continue to enter the electric vehicle space, we may lose any technological advantage we may have and suffer a decline in our competitive position. Any failure by us to successfully react to changes in existing technologies or the development of new technologies could materially harm our competitive position and growth prospects.

Extended periods of low gasoline or other petroleum-based fuel prices could adversely affect demand for our vehicles, which would adversely affect our business, prospects, results of operations and financial condition.

A portion of the current and expected demand for electric vehicles results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as concerns about climate change resulting in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreases significantly, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy or there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for electric vehicles, including our vehicles, could be reduced, and our business and revenue may be harmed.

Gasoline and other petroleum-based fuel prices have historically been extremely volatile, particularly during the ongoing COVID-19 pandemic, and it is difficult to ascertain whether such volatility will continue to persist. Lower gasoline or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for electric vehicles, including our vehicles, may decrease, which would have an adverse effect on our business, prospects, financial condition and results of operations.

The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.

We expect to benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles would increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California and Arizona. We may also benefit from government loan programs, such as loans under the Advanced Technology Vehicles Manufacturing Loan Program administered by the U.S. Department of Energy. Any reduction, elimination or selective application of tax and other governmental programs and incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure our investors that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available.

While certain U.S. federal and state tax credits and other incentives for alternative energy production and alternative fuel and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business and prospects may be adversely affected.

We may apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States federal and state governments, as well as foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure our investors that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

If we fail to manage our future growth effectively, we may not be able to develop, manufacture, distribute, market and sell our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, results of operations and financial condition. We intend to expand our operations significantly. We expect our future expansion will include:

●	expanding our management team;
●	hiring and training new personnel;
●	establishing or expanding design, manufacturing, sales and service facilities;
●	implementing and enhancing administrative infrastructure, systems and processes, including in connection with our transition to a public company; and
●	expanding into new markets and establishing sales, service and manufacturing operations in such markets.

We intend to continue to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects. In addition, we have no experience to date in high volume manufacturing of our vehicles. We cannot assure our investors that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully. In addition, if our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation could be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of the Project Gravity SUV or other future vehicles, adversely affect our ability to timely sell and deliver our electric vehicles to customers, or impose substantial additional costs, any of which consequences could have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key personnel were to terminate their employment with us, such termination would likely increase the difficulty of managing our future growth and heighten the foregoing risks. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to offer attractive leasing and financing options for the Lucid Air and future vehicles, which would adversely affect consumer demand for the Lucid Air and our future vehicles. In addition, offering leasing and financing options to customers could expose us to credit risk.

While we currently intend to offer leasing and financing of our vehicles to potential customers through a third-party financing partner or partners, we currently have no agreements in place with any potential financing partners. We cannot provide any assurance that such third-party financing partners would be able or willing to provide such services on terms acceptable to us or our customers, or to provide such services at all. Furthermore, because we have not yet sold any vehicles and no secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and the possibility that resale values could be lower than we expect increases the difficulty of providing leasing terms that appeal to potential customers through such third-party financing partners. We believe that the ability to offer attractive leasing and financing options is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles.

Furthermore, offering leasing and financing alternatives to customers could expose us to risks commonly associated with the extension of consumer credit. Competitive pressure and challenging markets could increase credit risk through leases and loans to financially weak customers, extended payment terms, and leases and loans into new and immature markets, and any such credit risk could be further heightened in light of the economic uncertainty and any economic recession or other downturn caused by the ongoing COVID-19 pandemic. If we are unable to provide leasing and financing arrangements that appeal to potential customers, or if the provision of such arrangements exposes us to excessive consumer credit risk, our business, competitive position, results of operations and financial condition could be adversely affected.

We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever.

Our vehicles are being designed with autonomous driving (“AD”) and advanced driver assistance system (“ADAS”) hardware, and we expect to launch the Lucid Air and Project Gravity with Level 2 (partial automation) ADAS functionality, which we plan to upgrade with additional capabilities over time. AD/ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. To the extent accidents associated with our AD/ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

In addition, we face substantial competition in the development and deployment of AD/ADAS technologies. Many of our competitors, including Tesla, established automakers such as Mercedes-Benz, Audi and General Motors (including via its investments in Cruise Automation), and technology companies including Waymo (owned by Alphabet), Zoox.ai (owned by Amazon), Aurora (which recently announced a business combination with Uber’s subsidiary focused on self-driving technologies), Argo AI (jointly owned by Ford and Volkswagen), Mobileye (a subsidiary of Intel), Aptiv, Nuro and Ghost.ai, have devoted significant time and resources to developing self-driving technologies. If we are unable to develop competitive Level 2 or more advanced AD/ADAS technologies in-house or acquire access to such technologies via partnerships or investments in other companies or assets, we may be unable to equip our vehicles with competitive AD/ADAS features, which could damage our brand, reduce consumer demand for our vehicles or trigger cancellations of reservations and could have a material adverse effect on our business, results of operations, prospects and financial condition.

AD/ADAS technology is also subject to considerable regulatory uncertainty, which exposes us to additional risks. See “—Risks Related to Litigation and Regulation —AD/ADAS technology is subject to uncertain and evolving regulations.”

Our business and prospects depend significantly on our brand.

Our business and prospects will heavily depend on our ability to develop, maintain and strengthen the “Lucid” brand association with luxury and technological excellence. Promoting and positioning our brand will likely depend significantly on our ability to provide a consistently high-quality customer experience, an area in which we have limited experience. To promote our brand, we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including the need to use traditional media such as television, radio and print advertising. In particular, any negative publicity, whether or not true, can quickly proliferate on social media and harm consumer perception and confidence in our brand. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles or our competitors’ success. For example, certain of our competitors have been subject to significant scrutiny for incidents involving their self-driving technology and battery fires, which could result in similar scrutiny of us.

In addition, from time to time, our vehicles may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our vehicles and reduce demand for our vehicles, which could have a material adverse effect on our business, results of operations, prospects and financial condition.

We face risks associated with international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

We anticipate having operations and subsidiaries in Europe, the Middle East and China that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services outside of the United States and may also expand our manufacturing activities outside the United States. However, we have no experience to date manufacturing, selling or servicing our vehicles outside of the United States, and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell, service and manufacture our vehicles, and require significant management attention. These risks include:

●	conforming our vehicles to various international regulatory requirements where our vehicles are sold, or homologation;
●	establishing localized supply chains and managing international supply chain and logistics costs;
●	establishing sufficient charging points for our customers in those jurisdictions, via partnerships or, if necessary, via development of our own charging networks;
●	difficulty in staffing and managing foreign operations;
●	difficulties attracting customers in new jurisdictions;
●	difficulties establishing international manufacturing operations, including difficulties establishing relationships with or establishing localized supplier bases and developing cost-effective and reliable supply chains for such manufacturing operations;

●	foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
●	fluctuations in foreign currency exchange rates and interest rates, including risks related to any forward currency contracts, interest rate swaps or other hedging activities we undertake;
●	United States and foreign government trade restrictions, tariffs and price or exchange controls;
●	foreign labor laws, regulations and restrictions;
●	changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;
●	political instability, natural disasters, pandemics (including the ongoing COVID-19 pandemic), war or events of terrorism; and
●	the strength of international economies.

If we fail to successfully address these risks, our business, prospects, results of operations and financial condition could be materially harmed.

Uninsured losses could result in payment of substantial damages, which would decrease our cash reserves and could harm our cash flow and financial condition.

In the ordinary course of business, we may be subject to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently carry commercial general liability, commercial automobile liability, excess liability, product liability, cybersecurity, crime, special crime, drone, cargo stock throughput, builder’s risk, owner controlled insurance program, property, owners protective, workers’ compensation, employment practices, employed lawyers, production, fiduciary liability and directors’ and officers’ insurance policies, we may not maintain as much insurance coverage as other original equipment manufacturers do, and in some cases, we may not maintain any at all. Additionally, the policies that we have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost, especially if insurance providers perceive any increase in our risk profile in the future.

Risks Related to Manufacturing and Supply Chain

We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of the Lucid Air, which could harm our business and prospects.

Our vehicles are still in the development and testing phase, and production of the Lucid Air sedan and the Project Gravity SUV is not expected to begin until the second half of 2021 and the end of 2023, respectively, and may occur later or not at all. Any delay in the financing, design, manufacture and launch of the Lucid Air, including planned future variants, and any future electric vehicles could materially damage our business, prospects, financial condition and results of operations. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models, and we have experienced in the past, and may experience in the future, such delays with regard to the Lucid Air. For example, we have experienced delays in the engineering of certain of our vehicle systems. Our plan to commercially manufacture and sell the Lucid Air is dependent upon the timely availability of funds, upon our finalizing of the related design, engineering, component procurement, testing, build-out and manufacturing plans in a timely manner and also upon our ability to execute these plans within the planned timeline. Prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. To the extent we further delay the launch of the Lucid Air, our growth prospects could be adversely affected as we may fail to grow our market share.

Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines. For example, in certain instances, international travel restrictions have prevented our supply quality engineers from conducting in-person visits and quality engineering for parts production with international suppliers, which has contributed to delays in our supply chain. Likewise, we may encounter delays with the design, construction and regulatory or other approvals necessary to bring online our Casa Grande, Arizona manufacturing facilities, future expansions of the Casa Grande manufacturing facilities, or other future manufacturing facilities. Any significant delay or other complication in the production ramp of the Lucid Air or the development, manufacture, launch and production ramp of our future products, features and services, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining related regulatory approvals, or inability to manage such ramps cost-effectively, could materially damage our brand, business, prospects, financial condition and results of operations.

The continued development of and the ability to start manufacturing our vehicles, including the Lucid Air and Project Gravity, are and will be subject to risks, including with respect to:

●	our ability to ensure readiness of firmware features and functions to be integrated into the Lucid Air as planned and on the desired timeline;
●	our ability to finalize release candidate specifications as planned and on the desired timeline;
●	any delays by us in delivering final component designs to our suppliers;
●	our or our suppliers’ ability to successfully tool their manufacturing facilities as planned and on the desired timeline;
●	our ability to ensure working supply chain and desired supplier part quality as planned and on the desired timeline;
●	our ability to accurately manufacture vehicles within specified design tolerances;
●	the occurrence of product defects that cannot be remedied without adversely affecting the expected start of production;
●	our ability to secure necessary funding;
●	our ability to negotiate and execute definitive agreements with various suppliers for hardware, software, or services necessary to engineer or manufacture our vehicles;
●	our ability to obtain required regulatory approvals and certifications;
●	our ability to comply with environmental, safety, and similar regulations and in a timely manner;
●	our ability to secure necessary components, services, or licenses on acceptable terms and in a timely manner;
●	our ability to attract, recruit, hire, retain and train skilled employees;
●	our ability to implement effective and efficient quality controls;
●	delays or disruptions in our supply chain including raw material supplies;
●	our ability to maintain arrangements on commercially reasonable terms with our suppliers, delivery and other partners, after sales service providers, and other operationally significant third parties;
●	other delays, backlog in manufacturing and research and development of new models, and cost overruns;
●	the ongoing COVID-19 pandemic, including related business interruptions and other effects; and
●	any other risks identified herein.

Although we expect the net proceeds from the Transactions to be sufficient to finance the initial commercial production of the Lucid Air, we expect that we will require additional financing to fund our planned operations and expansion plans. If we are unable to arrange for required funds under the terms and on the timeline that we anticipate, our plans for tooling and building out our manufacturing facilities and for commercial production of our electric vehicles could be significantly delayed, which would materially adversely affect our business, prospects, financial condition and results of operations.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.

Once production commences, our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repairs, recalls, and design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles will use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors when first introduced. If our vehicles contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles such as bi-directional charging or AD/ADAS features take longer than expected to become available, are legally restricted or become subject to additional regulation, our ability to develop, market and sell our products and services could be harmed. Although we will attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of our customers. Further, our limited operating history and limited field data reduce our ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale or lease to customers.

Any defects, delays or legal restrictions on vehicle features, or other failure of our vehicles to perform as expected, could harm our reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims and significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. As a new entrant to the industry attempting to build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for our vehicles.

In addition, even if our vehicles function as designed, we expect that the battery efficiency, and hence the range, of our electric vehicles, like other electric vehicles that use current battery technology, will decline over time. Other factors, such as usage, time and stress patterns, may also impact the battery’s ability to hold a charge, or could require us to limit vehicles’ battery charging capacity, including via over-the-air or other software updates, for safety reasons or to protect battery capacity, which could further decrease our vehicles’ range between charges. Such decreases in or limitations of battery capacity and therefore range, whether imposed by deterioration, software limitations or otherwise, could also lead to consumer complaints or warranty claims, including claims that prior knowledge of such decreases or limitations would have affected consumers’ purchasing decisions. Further, there can be no assurance that we will be able to improve the performance of our battery packs, or increase our vehicles’ range, in the future. Any such battery deterioration or capacity limitations and related decreases in range may negatively influence potential customers’ willingness to purchase our vehicles and negatively impact our brand and reputation, which could adversely affect our business, prospects, results of operations and financial condition.

We face challenges providing charging solutions for our vehicles.

Demand for our vehicles will depend in part on the availability of charging infrastructure. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. Although we have partnered with Electrify America and may partner with other third-party electric vehicle charging providers to offer charging stations to our customers, the charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of a more widespread charging infrastructure, and some potential customers may be conditioned to favor or expect proprietary charging solutions, such as Tesla’s Supercharger network. In addition, although the current U.S. presidential administration has proposed a plan to deploy 500,000 additional public charging stations across the United States by 2030, appropriations for such a deployment may not occur at proposed levels or at all, which could serve to limit the development of public charging infrastructure and increase the relative attractiveness to potential customers of a proprietary charging solution.

If we were to pursue development of a proprietary charging solution, we would face significant challenges and barriers, including successfully navigating the complex logistics of rolling out a network and teams in appropriate areas, resolving issues related to inadequate capacity or overcapacity in certain areas, addressing security risks and risks of damage to vehicles, securing agreements with third-party providers to roll out and support a network of charging solutions in appropriate areas, obtaining any required permits and land use rights and filings, and providing sufficient financial resources to successfully roll out the proprietary charging solution, which could require diverting such resources from our other important business initiatives. In addition, our limited experience in providing charging solutions could contribute to additional unanticipated challenges that would hinder our ability to provide such solutions or make the provision of such solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in providing charging solutions, demand for our vehicles may suffer, and our reputation and business may be materially and adversely affected.

We have no experience servicing our vehicles and their integrated software. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition and results of operations may be materially and adversely affected.

Because we do not plan to begin commercial production of the Lucid Air until the second half of 2021 at the earliest, we have no experience servicing or repairing our vehicles. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. In addition, we plan to partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.

In addition, the motor vehicle industry laws in many states require that service facilities be available to service vehicles physically sold from locations in the state. While we anticipate developing a service program that would satisfy regulatory requirements in these circumstances, the specifics of our service program are still in development, and at some point may need to be restructured to comply with state law, which may impact our business, financial condition, results of operations and prospects.

Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our vehicles, a large portion of which we have developed in-house. As we grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our results of operations. If we are unable to successfully address the service requirements of our customers, or if we establish a market perception that we do not maintain high-quality support, our brand and reputation could be adversely affected, and we may be subject to claims from our customers, which could result in loss of revenue or damages, and our business, results of operations, prospects and financial condition could be materially and adversely affected.

Insufficient reserves to cover future warranty or part replacement needs or other vehicle repair requirements, including any potential software upgrades, could materially adversely affect our business, prospects, financial condition and results of operations.

We will provide a manufacturer’s warranty on all vehicles and powertrain components and systems we sell. Once our vehicles are in commercial production, we will need to maintain reserves to cover part replacement and other vehicle repair needs, including any potential software upgrades or warranty claims. In addition, we expect to provide a manufacturer’s warranty on any future energy storage systems we sell and may provide additional warranties on installation workmanship or performance guarantees. Warranty reserves will include our management team’s best estimate of the projected costs to repair or to replace items under warranty. Such estimates are inherently uncertain, particularly in light of our limited operating history and the limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves in the future. If our reserves are inadequate to cover future maintenance requirements on our vehicles, our business, prospects, financial condition and results of operations could be materially and adversely affected. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing reserves will be sufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty, we may be exposed to materially higher warranty, parts replacement and repair expenses than we expect, and our reserves may be insufficient to cover such expenses.

We have no experience to date in high volume manufacture of our vehicles.

We cannot provide any assurance as to whether we will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our commercialization schedules or to satisfy the requirements of customers and potential customers. Any failure to develop such production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Bottlenecks and other unexpected challenges may also arise as we ramp production of the Lucid Air, and it will be important that we address them promptly while continuing to control our manufacturing costs. If we are not successful in doing so, or if we experience issues with our manufacturing process improvements, we could face delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

If we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.

While we have completed the initial phase of construction at our manufacturing facilities in Casa Grande, Arizona, tooling our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges. For example, our manufacturing plans contemplate a compressed time period between finalization of the Lucid Air’s specifications for commercial production and the start of commercial production, which would require finalization of tooling in a short time period. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of the Lucid Air in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to begin commercial production of the Lucid Air on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. These risks could be exacerbated because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In order to commence commercial production at our Casa Grande facilities, we will also need to hire and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. A failure to commence commercial production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for the Lucid Air and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of the Project Gravity SUV or other future vehicles, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our projections.

In addition, we expect to utilize a number of new manufacturing technologies, techniques and processes for our vehicles, such as motor winding equipment, and we may utilize additional new technologies, techniques and processes in the future. Certain design features in our vehicles present additional manufacturing challenges, such as large display screens and AD/ADAS hardware. There is no guarantee that we will be able to successfully and timely introduce and scale any such new processes or features.

Furthermore, our Casa Grande facilities and the equipment we use to manufacture our vehicles will be costly to repair or replace and could require substantial lead time to repair or replace and qualify for use. We will rely heavily on complex machinery for our operations, and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant will employ large-scale, complex machinery combining many components, which once deployed may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts that may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly decrease our operational efficiency, including by forcing manufacturing shutdowns in order to conduct repairs or troubleshoot manufacturing problems. Our facilities may also be harmed or rendered inoperable by natural or man-made disasters, including but not limited to earthquakes, tornadoes, flooding, fire, power outages, environmental hazards and remediation, costs associated with decommissioning of equipment, labor disputes and strikes, difficulty or delays in obtaining governmental permits and licenses, damages or defects in electronic systems, industrial accidents or health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our vehicles for some period of time. The inability to produce our vehicles or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. Should operational risks materialize, they may result in the personal injury to or death of our workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Our ability to start production and our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.

Our success, including our ability to start production of the Lucid Air, will be dependent upon our ability to enter into supplier agreements and maintain our relationships with suppliers who are critical and necessary to the output and production of our vehicles. We also rely on suppliers to provide us with the components for our vehicles. The supplier agreements we have or may enter into with key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. If these suppliers become unable to provide, or experience delays in providing, components, or if the supplier agreements we have in place are terminated, it may be difficult to find replacement components. Changes in business conditions, pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers.

Further, we have not secured supply agreements for all of our components. We may be at a disadvantage in negotiating supply agreements for the production of our vehicles due to our limited operating history and the limited time period before the planned start of production of the Lucid Air. In addition, there is the possibility that finalizing the supply agreements for the parts and components of our vehicles will cause significant disruption to our operations, or such supply agreements could be at costs that make it difficult for us to operate profitably.

If we do not enter into long-term supplier agreements with guaranteed pricing for our parts or components, we may be exposed to fluctuations in prices of components, materials and equipment. Agreements for the purchase of battery cells and other components contain or are likely to contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.

We are dependent on our suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our results of operations and financial condition.

We rely on hundreds of third-party suppliers for the provision and development of many of the key components and materials used in our vehicles. While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be purchased by us from a single source, and our limited, and in many cases single-source, supply chain exposes us to multiple potential sources of delivery failure or component shortages for our production. Our third-party suppliers may not be able to meet our required product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. This risk is heightened by the compressed period we anticipate between finalization of the Lucid Air and the start of commercial production, which may not provide all suppliers with sufficient time to begin production of finalized components of the Lucid Air in the planned timeframe or at the quality levels we demand and could cause delays in the planned start of production of the Lucid Air or issues with initial quality levels of the Lucid Air. Additionally, our third-party suppliers may be unable to obtain required certifications or provide necessary warranties for their products that are necessary for use in our vehicles. We may also be impacted by changes in our supply chain or production needs, including cost increases from our suppliers, in order to meet our quality targets and development timelines as well as due to design changes. Likewise, any significant increases in our production may in the future require us to procure additional components in a short amount of time. Our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer.

In addition, we could experience delays if our suppliers do not meet agreed upon timelines or experience capacity constraints. Any disruption in the supply of components, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Even in cases where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on favorable pricing and other terms, or at all. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.

In addition, as we develop an international manufacturing footprint, we will face additional challenges with respect to international supply chain management and logistics costs. If we are unable to access or develop localized supply chains in the regions where we develop manufacturing facilities with the quality, costs and capabilities required, we could be required to source components from distant suppliers, which would increase our logistics and manufacturing costs, increase the risk and complexity of our supply chain and significantly impair our ability to develop cost-effective manufacturing operations, which could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the ongoing COVID-19 pandemic, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. We have also identified certain of our suppliers, including certain suppliers we deem critical, as having poor financial health or being at risk of bankruptcy. Although we routinely review our suppliers’ financial health and attempts to identify alternate suppliers where possible, the loss of any supplier, particularly a single- or limited-source supplier, or the disruption in the supply of components from our suppliers, could lead to vehicle design changes, production delays, idle manufacturing facilities and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles, any of which could result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, if our suppliers experience substantial financial difficulties, cease operations or otherwise face business disruptions, including as a result of the effects of the COVID-19 pandemic, we may be required to provide substantial financial support to ensure supply continuity, which could have an additional adverse effect on our liquidity and financial condition.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of vehicles to our prospective customers. Currently, there is no historical basis for making judgments about the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and results of operations.

Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion cells or semiconductors, could harm our business.

Once we begin commercial production of our vehicles or any future energy storage systems, we may experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. We use various materials in our business, including aluminum, steel, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicles and energy storage products by our competitors, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric vehicle industry as demand for such cells increases;
●	an increase in the cost, or decrease in the available supply, of materials, such as cobalt, used in lithium-ion cells;
●	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers; and
●	fluctuations in the value of any foreign currencies, and the Korean Won in particular, in which battery cell and related raw material purchases are or may be denominated against the U.S. dollar.

Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. Furthermore, our ability to manufacture our vehicles depends on continuing access to semiconductors and components that incorporate semiconductors. A global semiconductor supply shortage is having wide-ranging effects across multiple industries and the automotive industry in particular, and it has impacted many automotive suppliers and manufacturers, including us, that incorporate semiconductors into the parts they supply or manufacture. We have experienced and may continue to experience an impact on our operations as a result of the semiconductor supply shortage, and such shortage could in the future have a material impact on us or our suppliers, which could delay the start of production of the Lucid Air or planned future vehicles, impair our ability to continue production once started or force us or our suppliers to pay exorbitant rates for continued access to semiconductors, and of which could have a material adverse effect on our business, prospects and results of operations. In addition, prices and transportation expenses for these materials fluctuate depending on many factors beyond our control, including fluctuations in supply and demand, currency fluctuations, tariffs and taxes, fluctuations and shortages in petroleum supply, freight charges and other economic and political factors. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.

We must develop complex software and technology systems, including in coordination with vendors and suppliers, in order to produce our electric vehicles, and there can be no assurance such systems will be successfully developed.

Our vehicles, including the Lucid Air, will use a substantial amount of third-party and in-house software and complex technological hardware to operate, some of which is still subject to further development and testing. The development and implementation of such advanced technologies is inherently complex, and we will need to coordinate with our vendors and suppliers in order to integrate such technology into our electric vehicles and ensure it interoperates with other complex technology as designed and as expected. We may fail to detect defects and errors that are subsequently revealed, and our control over the performance of third-party services and systems may be limited. Any defects or errors in, or which are attributed to, our technology, could result in, among other things:

●	delayed start of production and delivery of our vehicles, including the Lucid Air;

●	delayed market acceptance of our vehicles;
●	loss of customers or inability to attract new customers;
●	diversion of engineering or other resources for remedying the defect or error;
●	damage to our brand or reputation;
●	increased service and warranty costs;
●	legal action by customers or third parties, including product liability claims; and
●	penalties imposed by regulatory authorities.

In addition, if we are unable to develop the software and technology systems necessary to operate our vehicles, our competitive position will be harmed. We rely on third-party suppliers to develop a number of technologies for use in our products, including Continental, Bosch, Valeo, Cogent, Quanta, Robosense, Via, Primax, Eletrobit, Here, Ublox, Renesas, Blackberry, Qt and DSP Concepts. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support our business plan. In addition, such technology may not satisfy the cost, performance useful life and warranty characteristics we anticipate in our business plan, which could materially adversely affect our business, prospects and results of operations.

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics or pandemics, or security incidents.

We may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona are located in a sandstorm-, flood- and tornado-prone area. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the ongoing COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “—Risks Related to Litigation and Regulation —A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.

If we update or discontinue the use of our manufacturing equipment more quickly than expected, we may have to shorten the useful lives of any equipment to be retired as a result of any such update, and the resulting acceleration in our depreciation could negatively affect our financial results.

We have invested and expect to continue to invest significantly in what we believe is state of the art tooling, machinery and other manufacturing equipment, and we depreciate the cost of such equipment over their expected useful lives. However, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected. Moreover, as we initiate and ramps the commercial production of our vehicles, our experience may cause us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.

Our vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

The battery packs within our vehicles and any future energy storage systems will make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring cells, once our vehicles are commercially available, a field or testing failure of our vehicles or other battery packs that we produce could occur. In addition, although we intend to equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient or any warning. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business and reputation.

In addition, once we begin manufacturing our vehicles and any future energy storage products, we will need to store a significant number of lithium-ion cells at our Casa Grande, Arizona manufacturing facilities. Any mishandling of battery cells or safety issue or fire related to the cells could disrupt our operations. Such damage or injury could also lead to adverse publicity and potentially a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our vehicles and negatively affect our results of operations and financial condition. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, results of operations and financial condition.

Risks Related to Cybersecurity and Data Privacy

Any unauthorized control, manipulation, interruption or compromise of or access to our products or information technology systems could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects.

Our products contain complex information technology systems. For example, our vehicles are designed with built-in data connectivity to accept and install periodic remote updates to improve their functionality. In addition, we expect to collect, store, transmit and otherwise process data from vehicles, customers, employees and other third parties as part of our business operations, which may include personal data or confidential or proprietary information. We also work with third-party service providers and vendors that collect, store and process such data on our behalf. We have designed, implemented and tested information security policies and deployed systems and measures to implement such policies, including encryption technologies, to prevent unauthorized access and plan to continue to deploy additional measures as we grow. Our third-party service providers and vendors also take steps to protect the security and integrity of our and their information technology systems and our and their customers’ information. However, there can be no assurance that such systems and measures will not be compromised as a result of intentional misconduct, including by employees, contractors, or vendors, as well as by software bugs, human error, or technical malfunctions.

Furthermore, hackers may in the future attempt to gain unauthorized access to, modify, alter and use our vehicles, products and systems to (i) gain control of, (ii) change the functionality, user interface and performance characteristics of or (iii) gain access to data stored in or generated by, our vehicles, products and systems. Advances in technology, an increased level of sophistication and diversity of our products and services, an increased level of expertise of hackers and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems are also vulnerable to damage or interruption from, among other things, computer viruses, ransomware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes, domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, or misuse or other attempts to harm our products and systems. Our and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers could result in lengthy interruptions in our service. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.

If we are unable to protect our products and systems (and the information stored in our systems) from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such problems or security breaches could have negative consequences for our business and future prospects, including causing monetary losses, giving rise to liabilities under our contracts or to the owners of the applicable information, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property or trade secrets. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, systems or data, as well as other factors that may result in the perception that our vehicles, systems or data are capable of being “hacked,” could negatively affect our brand. In addition, some members of the U.S. federal government, including certain members of Congress and the National Highway Traffic Safety Administration (“NHTSA”), have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe has introduced new regulations governing connected vehicle cybersecurity, which became effective in January 2021 and are expected to apply in the European Union to all new vehicle types beginning in July 2022 and to all new vehicles produced from July 2024. Such regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect the timing of our entry into the European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulation.

We may not have adequate insurance coverage to cover losses associated with any of the foregoing, if any. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Furthermore, we are continuously expanding and improving our information technology systems. In particular, our volume production of the Lucid Air and planned future vehicles will necessitate continued development, maintenance and improvement of our information technology and communication systems in the United States and abroad, such as systems for product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. Our ability to operate our business will depend on the availability and effectiveness of these systems. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain and sales and service processes. We cannot be certain that these systems or their required functionality will be effectively and timely developed, implemented, maintained or expanded as planned. If we are unsuccessful in any of the foregoing, our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

In addition, our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any over-the-air or other updates, may contain, errors, bugs, design defects or vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities may be inherently difficult to detect and may only be discovered after code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to deploy updates to the software addressing any issues but our over-the-air update procedures fail to properly update the software, our customers would then be responsible for installing such updates to the software and their software will be subject to these vulnerabilities until they do so. Any compromise of our intellectual property, proprietary information, systems or vehicles or inability prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, results of operations, prospects and financial condition.

We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.

In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information from our customers, employees and third parties with whom we conduct business, including names, accounts, user IDs and passwords, and payment or transaction related information. Additionally, we will use our vehicles’ electronic systems to log information about each vehicle’s use, such as charge time, battery usage, mileage and driving behavior, in order to aid it in vehicle diagnostics, repair and maintenance, as well as to help us customize and improve the driving and riding experience. Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. The European Union adopted the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, and California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020. Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR and CCPA) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

Specifically, the CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California residents with new privacy-related disclosures and new ways to opt-out of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective in most respects starting on January 1, 2023, the California Privacy Rights Act (“CPRA”), will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

Other states have begun to propose similar laws. Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations, which could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business. In particular, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. Failure to comply with applicable laws or regulations or to secure personal information could result in investigations, enforcement actions and other proceedings against us, which could result in substantial fines, damages and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits.

We post public privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences or subject us to potential local, state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and could require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

Risks Related to Our Employees and Human Resources

The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. Although we anticipate that our management and key personnel will remain in place following the Transactions, it is possible that we could lose some key personnel. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on the services of Peter Rawlinson, our Chief Executive Officer and Chief Technology Officer.

We are highly dependent on the services of Peter Rawlinson, our Chief Executive Officer and Chief Technology Officer. Mr. Rawlinson is a significant influence on and driver of our technology development and business plan. If Mr. Rawlinson were to discontinue his service with us due to death, disability or any other reason, we would be significantly disadvantaged.

We will need to hire and train a significant number of employees to engage in full-scale commercial manufacturing operations, and our business could be adversely affected by labor and union activities.

We will need to hire and train a significant number of employees to engage in full-scale commercial manufacturing operations. This needs to be accomplished in a very short period of time in order for us to commence commercial production and sales in the second half of 2021 as targeted. There are various risks and challenges associated with hiring, training and managing a large workforce, and these risks and challenges may be exacerbated by the short period of time in which we intend to scale up our hourly workforce. Although the area surrounding our Casa Grande, Arizona manufacturing facilities is home to a highly trained workforce with experience in engineering and manufacturing, this workforce does not have significant experience with electric vehicle manufacturing, and many jobs will require significant training. If we are unsuccessful in hiring and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

Furthermore, although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in and attempt to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations or financial condition.

Misconduct by our employees and independent contractors during and before their employment with us could expose us to potentially significant legal liabilities, reputational harm and/or other damages to our business.

Many of our employees play critical roles in ensuring the safety and reliability of our vehicles and/or our compliance with relevant laws and regulations. Certain of our employees have access to sensitive information and/or proprietary technologies and know-how. While we have adopted codes of conduct for all of our employees and implemented detailed policies and procedures relating to intellectual property, proprietary information and trade secrets, we cannot assure our investors that our employees will always abide by these codes, policies and procedures nor that the precautions we take to detect and prevent employee misconduct will always be effective. If any of our employees engage in any misconduct, illegal or suspicious activities, including but not limited to misappropriation or leakage of sensitive customer information or proprietary information, we and such employees could be subject to legal claims and liabilities and our reputation and business could be adversely affected as a result.

In addition, while we have screening procedures during the recruitment process, we cannot assure our investors that we will be able to uncover misconduct of job applicants that occurred before we offered them employment, or that we will not be affected by legal proceedings against our existing or former employees as a result of their actual or alleged misconduct. Any negative publicity surrounding such cases, especially in the event that any of our employees is found to have committed any wrongdoing, could negatively affect our reputation and may have an adverse impact on our business.

Furthermore, we face the risk that our employees and independent contractors may engage in other types of misconduct or other illegal activity, such as intentional, reckless or negligent conduct that violates production standards, workplace health and safety regulations, fraud, abuse or consumer protection laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and results of operations, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Litigation and Regulation

We are subject to substantial laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products, and any failure to comply with these laws and regulations, including as they evolve, could substantially harm our business and results of operations.

We are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials and with respect to constructing, expanding and maintaining our facilities. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our ability to commence or continue our commercial manufacturing operations. Such costs and delays may adversely impact our business prospects and results of operations. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.

In addition, motor vehicles are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Lucid Air and any future vehicles will be subject to substantial regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency, NHTSA, other federal agencies, various state agencies and various state boards, and compliance certification is required for each new model year and changes to the model within a model year. These laws and standards are subject to change from time to time, and we could become subject to additional regulations in the future, which would increase the effort and expense of compliance. In addition, federal, state and local laws and industrial standards for electric vehicles are still developing, and we face risks associated with changes to these regulations, which could have an impact on the acceptance of our electric vehicles, and increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote electric vehicles. Compliance with these regulations is challenging, burdensome, time consuming and expensive. If compliance results in delays or substantial expenses, our business could be adversely affected.

We also expect to become subject to laws and regulations applicable to the supply, manufacture, import, sale and service of automobiles internationally, including in Europe, the Middle East and China. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, fuel economy and emissions, among other things, are often materially different from requirements in the United States. Compliance with such regulations will therefore require additional time, effort and expense to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all, and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.

We may face regulatory limitations on our ability to sell vehicles directly, which could materially and adversely affect our ability to sell our vehicles.

Our business plan includes the direct sale of vehicles to retail consumers. The laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license to sell new motor vehicles within the state, and many states prohibit manufacturers from being a licensed dealer and directly selling new motor vehicles to retail consumers. We anticipate that we can become a licensed dealer in certain states. In some states, we have also opened or expect to open Lucid Studios to educate and inform customers about our vehicles, but not all such Lucid Studios will actually transact in the sale of vehicles. The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so.

We may face legal challenges to this distribution model. For instance, in states where direct sales are not permitted, dealers and their lobbying organizations may complain to the government or regulatory agencies that we are acting in the capacity of a dealer without a license. In some states, regulators may restrict or prohibit us from directly providing warranty repair service, or from contracting with third parties who are not licensed dealers to provide warranty repair service. Even if regulators decide to permit us to sell vehicles, such decisions may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. Further, even in jurisdictions where we believe applicable laws and regulations do not currently prohibit our direct sales model or where we have reached agreements with regulators, legislatures may impose additional limitations. For example, the Michigan House of Representatives recently passed a bill, House Bill 6233, which would have restricted our direct sales model. Although the bill was not taken up by the Michigan Senate, similar legislation may be passed in the future in Michigan or in other jurisdictions. Because the laws vary from state to state, our distribution model must be carefully established, and our sales and service processes must be continually monitored for compliance with the various state requirements, which change from time to time. Regulatory compliance and likely challenges to the distribution model may add to the cost of our business.

We may choose to or be compelled to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.

Product recalls in the future may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our electric vehicles or components (including our battery cells) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may be unable to service and repair recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our electric vehicles and could also result in the loss of business to our competitors. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, results of operations and financial condition.

We may in the future be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, results of operations, cash flows and financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, privacy, securities, tax, labor and employment, health and safety, our direct distribution model, environmental claims, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition. In the ordinary course of business, we have been the subject of complaints or litigation, including claims related to employment matters.

Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant, even if we achieve favorable outcomes. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify, make temporarily unavailable or stop manufacturing or selling our vehicles in some or all markets, all of which could negatively affect our sales and revenue growth and adversely affect our business, prospects, results of operations, cash flows and financial condition.

The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results of operations, cash flows and financial condition. In addition, the threat or announcement of litigation or investigations by governmental authorities or other parties, irrespective of the merits of the underlying claims, may itself have an adverse impact on the trading price of our common stock.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, results of operations and financial condition. The automotive industry experiences significant product liability claims, and we face inherent risks of exposure to claims in the event our future production vehicles do not perform or are claimed not to perform as expected or malfunction, resulting in property damage, personal injury or death. We also expect that, as is true for other automakers, our vehicles will be involved in crashes resulting in death or personal injury, and even if not caused by the failure of our vehicles, we may face product liability claims and adverse publicity in connection with such incidents. In addition, we may face claims arising from or related to failures, claimed failures or misuse of new technologies that we expect to offer, including AD/ADAS features in our vehicles. In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. In addition, although we intend to equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient or any warning. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive.

A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given that we have not yet deployed our vehicles for consumer use and in light of the limited field experience of our vehicles. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of our future vehicles, which would have material adverse effect on our brand, business, prospects and results of operations. Our insurance coverage might not be sufficient to cover all potential product liability claims, and insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost. Any lawsuit seeking significant monetary damages or other product liability claims may have a material adverse effect on our reputation, business and financial condition.

We may be exposed to delays, limitations and risks related to the environmental permits and other operating permits required to operate our manufacturing facilities.

Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona manufacturing facilities based on our current target production capacity, we are in the process of applying for and securing other environmental permits and final certificates of occupancy necessary for the commercial operation of such facilities. We plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “—Risks Related to Manufacturing and Supply Chain—We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of the Lucid Air, which could harm our business and prospects.”

We are subject to various environmental, health and safety laws and regulations that could impose substantial costs on us and cause delays in expanding our production facilities.

Our operations are subject to federal, state and local environmental laws and regulations and will be subject to international environmental laws, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Environmental, health and safety laws and regulations are complex, and we have limited experience complying with them. Moreover, we may be affected by future amendments to such laws or other new environmental, health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, results of operations and financial condition. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations could result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we own or operate, properties we formerly owned or operated or properties to which we sent hazardous substances may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or results of operations.

Our operations are also subject to federal, state, and local workplace safety laws and regulations, including, but not limited to, the Occupational Health and Safety Act, which require compliance with various workplace safety requirements, including requirements related to environmental safety. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations. The costs required to comply with workplace safety laws can be significant, and non-compliance could adversely affect our production or other operations, including with respect to the planned start of production of the Lucid Air, which could have a material adverse effect on our business, prospects and results of operations.

AD/ADAS technology is subject to uncertain and evolving regulations.

We expect to introduce certain AD/ADAS technologies into our vehicles over time. AD/ADAS technology is subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which is beyond our control. There is a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a driver. There are currently no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the U.S. and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations or may delay products or restrict self-driving features and availability, which could adversely affect our business. Our vehicles may not achieve the requisite level of autonomy that may be required in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our AD/ADAS hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.

We are subject to U.S. and foreign anti-corruption, anti-money laundering and anti-boycott laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which it expects to conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

We are subject to governmental export and import controls and laws that could subject us to liability if we are not in compliance with such laws.

Our vehicles are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our vehicles and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, we may in the future establish international operations for the reassembly or manufacture of our vehicles, which could subject us to additional constraints under applicable export and import controls and laws.

In addition, changes to our vehicles, or changes in applicable export control, import or economic sanctions laws and regulations, may create delays in the introduction and sale of our vehicles and solutions or, in some cases, prevent the export or import of our vehicles to certain countries, governments, or persons altogether. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our vehicles, as well decreasing our ability to export or market our vehicles to potential customers. Any decreased use of our vehicles or limitation on our ability to export or market our vehicles could adversely affect our business, prospects, results of operations and financial condition.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.

The U.S. government has adopted a new approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain vehicle parts, which have begun to result in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which could make it costlier for us to export our vehicles to those countries. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our exported vehicles decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed by the United States and its trading partners, and additional trade restrictions could be implemented on a broad range of products or raw materials. The resulting environment of retaliatory trade or other practices could harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.

We have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona, through qualification with U.S. Customs and Border Protection. Materials received in a foreign trade zone are not subject to certain U.S. duties or tariffs until the material enters U.S. commerce. We expect to benefit from the adoption of a foreign trade zone by reduced duties, deferral of certain duties and tariffs, and reduced processing fees, which we expect to help us realize a reduction in duty and tariff costs. However, the operation of our foreign trade zone requires compliance with applicable regulations, including with respect to the physical security of the foreign trade zone, and continued support of U.S. Customs and Border Protection with respect to the foreign trade zone program. If we are unable to maintain the qualification of our foreign trade zone, or if foreign trade zones are limited or unavailable to us in the future, our duty and tariff costs could increase, which could have an adverse effect on our business and results of operations.

Risks Related to Intellectual Property

We may fail to adequately obtain, maintain, enforce and protect our intellectual property and may not be able to prevent third parties from unauthorized use of our intellectual property and proprietary technology. If we are unsuccessful in any of the foregoing, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, enforce and protect our intellectual property and proprietary technology, but we may not be able to prevent third parties from unauthorized use of our intellectual property and proprietary technology, which could harm our business and competitive position. We establish and protects our intellectual property and proprietary technology through a combination of licensing agreements, third-party nondisclosure and confidentiality agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and other jurisdictions. Despite our efforts to obtain and protect intellectual property rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering or otherwise obtaining and using our technology or products or seeking court declarations that they do not infringe, misappropriate or otherwise violate our intellectual property. Failure to adequately obtain, maintain, enforce and protect our intellectual property could result in our competitors offering identical or similar products, potentially resulting in the loss of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and results of operations.

The measures we take to obtain, maintain, protect and enforce our intellectual property, including preventing unauthorized use by third parties, may not be effective for various reasons, including the following:

●	any patent applications we file may not result in the issuance of patents;
●	we may not be the first inventor of the subject matter to which we have filed a particular patent application, and we may not be the first party to file such a patent application;
●	the scope of our issued patents may not be broad enough to protect our inventions and proprietary technology;
●	our issued patents may be challenged or invalidated by our competitors or other third parties;
●	patents have a finite term, and competitors and other third parties may offer identical or similar products after the expiration of our patents that cover such products;
●	our employees, contractors or business partners may breach their confidentiality, non-disclosure and non-use obligations;
●	competitors and other third parties may independently develop technologies that are the same or similar to ours;
●	the costs associated with enforcing patents or other intellectual property rights, or confidentiality and invention assignment agreements may make enforcement impracticable; and
●	competitors and other third parties may circumvent or otherwise design around our patents or other intellectual property.

Patent, trademark, copyright and trade secret laws vary significantly throughout the world. The laws of some foreign countries, including countries in which our products are sold, may not be as protective of intellectual property rights as those in the United States, and mechanisms for obtaining and enforcing intellectual property rights may be inadequate. Therefore, our intellectual property may not be as strong or as easily obtained or enforced outside of the United States. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights, trade secrets or other intellectual property, or applications for any of the foregoing, which could permit our competitors or other third parties to develop and commercialize products and technologies that are the same or similar to ours.

While we have registered and applied for trademarks in an effort to protect our brand and goodwill with customers, competitors or other third parties have in the past and may in the future oppose our trademark applications or otherwise challenge our use of the trademarks and other brand names in which we have invested. Such oppositions and challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. In addition, we may lose our trademark rights if we are unable to submit specimens of use by the applicable deadline to perfect such trademark rights.

It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors that have developed material intellectual property for us, but these agreements may not be self-executing and may not otherwise adequately protect our intellectual property, particularly with respect to conflicts of ownership relating to work product generated by the employees and contractors. Furthermore, we cannot be certain that these agreements will not be breached and that third parties will not gain access to our trade secrets, know-how and other proprietary technology. Third parties may also independently develop the same or substantially similar proprietary technology. Monitoring unauthorized use of our intellectual property is difficult and costly, as are the steps we have taken or will take to prevent misappropriation.

We have licensed and plan to further license patents and other intellectual property from third parties, including suppliers and service providers, and we may face claims that our use of this in-licensed technology infringes, misappropriates or otherwise violates the intellectual property rights of third parties. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses. Furthermore, disputes may arise with our licensors regarding the intellectual property subject to, and any of our rights and obligations under, any license or other commercial agreement.

To prevent unauthorized use of our intellectual property, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in any such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property. Any of the foregoing could adversely affect our business, prospects, financial condition and results of operations.

We may be sued by third parties for alleged infringement, misappropriation or other violation of their intellectual property, which could be time-consuming and costly and result in significant legal liability.

There is considerable patent and other intellectual property development activity in our industry. Companies, organizations and individuals, including our competitors, may hold or obtain patents, trademarks or other intellectual property that would prevent, limit or interfere with our ability to make, use, develop, sell, lease, market or otherwise exploit our vehicles, components or other technology, which could make it more difficult for us to operate our business. Our success depends in part on not infringing, misappropriating or otherwise violating the intellectual property of third parties. From time to time, we may receive communications from third parties, including our competitors, alleging that we are infringing, misappropriating or otherwise violating their intellectual property or otherwise asserting their rights and urging us to take licenses, and we may be found to be infringing, misappropriating or otherwise violating such rights. There can be no assurance that we can adequately mitigate the risk of potential suits or other legal demands by our competitors or other third parties. Accordingly, we may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or at all or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. We may be unaware of the intellectual property and other proprietary rights of third parties that may cover some or all of our products or technologies. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against it, could have adverse effects on our business, including requiring that it:

●	pay substantial damages, including treble damages for willful infringement, or ongoing royalty payments;

●	cease developing, selling, leasing, using or incorporating certain components into vehicles or offering goods or services that incorporate or use the asserted intellectual property;
●	seek a license from the owner of the asserted intellectual property, which license may not be available on reasonable terms, or at all;
●	comply with other unfavorable terms; or
●	establish and maintain alternative branding for our products and services.

If any of our customers or indemnitees are alleged to have infringed, misappropriated or otherwise violated any third-party intellectual property, we would in general be required to defend or settle the litigation on their behalf. In addition, if we are unable to obtain licenses or modify our products or technologies to make them non-infringing, we might have to refund a portion of license fees paid to us and terminate those agreements, which could further exhaust our resources. In addition, we may pay substantial settlement amounts or royalties on future product sales to resolve claims or litigation, whether or not legitimately or successfully asserted against us. Even if we were to prevail in the actual or potential claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention and resources of our management and key personnel from our business operations. Such disputes, with or without merit, could also cause potential customers to refrain from purchasing our products or otherwise cause us reputational harm and negative publicity.

Furthermore, many of our employees were previously employed by other automotive companies or by suppliers to automotive companies. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property or personnel. A loss of key personnel or our work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

Some of our products contain open source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.

We use open source software in our products and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the re-engineering process successfully.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Financing and Strategic Transactions

We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.

We anticipate that we will need to raise additional funds through equity or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, during the first year following the Closing, we expect to settle tax withholding obligations in connection with vesting of the CEO RSU Award through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on each vesting date. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of RSUs vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding. Our plan to begin commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.

If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, including as a result of the ongoing COVID-19 pandemic, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our results of operations, prospects and financial condition.

We will have broad discretion over the use of proceeds from the exercise of our warrants, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.

We will have broad discretion over the use of proceeds from the exercises of our warrants and options. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for general corporate purposes, which may include capital expenditures and working capital. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the net proceeds from the exercises of warrants and options effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.

We may not be able to identify adequate strategic relationship opportunities or form strategic relationships, in the future.

We expect that strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do. We may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. For example, we have partnered with Electrify America to provide our customers with access to Electrify America’s charging infrastructure, and we will rely on ongoing access to such infrastructure to provide our customers with charging solutions. If Electrify America terminates this partnership or otherwise fails to deliver the anticipated benefits of this partnership, our ability to provide a satisfactory customer experience will be harmed, and we will be required to identify alternate charging partners or invest in our own charging network. Our current and future alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

Moreover, identifying and executing on such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and results of operations could be materially adversely affected.

We may acquire other businesses, which could require significant management attention, disrupt its business, dilute stockholder value and adversely affect our results of operations.

As part of our business strategy, we may make investments in complementary companies, solutions or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. In addition, if we are unsuccessful at integrating such acquisitions or developing the acquired technologies, the revenue and results of operations of the combined company could be adversely affected. Further, the integration of acquired businesses or assets typically requires significant time and resources, which could result in a diversion of resources from our existing business, which could have an adverse effect on our operations, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and exposure to potential unknown liabilities of the acquired business and could also include covenants or other restrictions that would impede our ability to manage our operations.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality when we begin commercial production and sale of the Lucid Air and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles, especially in new markets; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, both nationally and locally; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; or investment in expansion to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our common stock.

Risks Related to Tax

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of June 30, 2021, we had accumulated U.S. federal and state net operating loss carryforwards and research and development credits which may be available to offset and reduce future taxable income.

However, the U.S. federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. tax code, respectively, and similar provisions of state law. Under those sections of the U.S. tax code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited.

In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet completed an analysis of whether the business combination caused an “ownership change” for these purposes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing the net operating loss carryforwards and tax credits existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize net operating loss carryforwards and tax credits. To the extent we are not able to offset future taxable income with our net operating loss carryforwards and tax credits, our net income and cash flows may be adversely affected.

U.S. federal net operating losses that were incurred prior to 2018 and the California net operating losses are generally available and can be carried forward for 20 years. The U.S. federal research and development credits can be carried forward for 20 years, and the California research and development credits have no expiration date. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards and research and development credits before their expiration. Under legislative changes enacted in December 2017, U.S. federal net operating losses incurred in 2018 and subsequent years can be carried forward indefinitely, but the annual utilizable net operating losses may not be more than 80% of the taxable income. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

Unanticipated tax laws or any change in the application of existing tax laws to us or our customers may adversely impact our profitability and business.

We operate and are subject to income and other taxes in the United States and a growing number of other jurisdictions throughout the world. Existing domestic and foreign tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us to change our transfer pricing policies and pay additional tax amounts, fines or penalties, surcharges, and interest charges for past amounts due, the amounts and timing of which are difficult to discern. Existing tax laws, statutes, rules, regulations, or ordinances could also be interpreted, changed, modified, or applied adversely to our customers (possibly with retroactive effect) and, if our customers are required to pay additional surcharges, it could adversely affect demand for our vehicles. Furthermore, changes to federal, state, local, or international tax laws on income, sales, use, import/export, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations continue to be considered by the United States and other countries where we currently operate or plan to operate. These contemplated tax initiatives, if finalized and adopted by countries, and the other tax issues described above may materially and adversely impact our operating activities, transfer pricing policies, effective tax rate, deferred tax assets, operating income, and cash flows.

On April 7, 2021 the current presidential administration proposed changes to the U.S. tax system. The proposals under discussion include changes to the U.S. corporate tax system that would increase U.S. corporate tax rates, impose a corporate minimum book tax and double the tax rate on and make other tax changes to broad categories of income earned by foreign subsidiaries. While it is expected that a tax reform bill will be introduced in the House of Representatives in the near term, many aspects of the current proposals are unclear or underdeveloped. We are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. federal income taxes. However, it is possible that the enactment of changes in the U.S. corporate tax system could have a material adverse effect on our liability for U.S. corporate tax and our consolidated effective tax rate.

Risks Related to the Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” In light of the SEC Warrant Accounting Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” Churchill’s management evaluated the terms of the Warrant Agreement entered into in connection with the Churchill IPO and concluded that the warrants include provisions that, based on the SEC Warrant Accounting Statement, preclude the warrants from being classified as components of equity. As a result, Churchill classified the warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the warrants and that such gains or losses could be material.

In addition, following the issuance of the SEC Warrant Accounting Statement, and after consultation with Churchill’s independent registered public accounting firm and Churchill’s management team, Churchill concluded that, in light of the SEC Warrant Accounting Statement, it was appropriate to restate its financial statements for the period ended December 31, 2020, and the financial statements as of August 3, 2020 and as of and for the period ended September 30, 2020, in the financial statements accompanying Churchill’s Annual Report on Form 10-K/A. As part of such process, Churchill identified a material weakness in its internal controls over financial reporting, solely related to Churchill’s accounting for warrants. See “—Risks Related to Public Company Requirements—We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our common stock.”

Risks Related to Public Company Requirements

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, cash flows and financial condition. In addition, we expect to hire additional personnel to support our operations as a public company, which will increase our operating costs in future periods.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take and will continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and prospectus. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following August 3, 2025, the fifth anniversary of the Churchill IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We expect that we will cease to be an emerging growth company as of December 31, 2021.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We intend to continue to take advantage of the exemptions described above for as long as we continue to be an emerging growth company. See “—Risks Related to Public Company Requirements —The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

Following the Closing, we are required to comply with various regulatory and reporting requirements, including those required by the SEC and Nasdaq. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us and could have a negative effect on our results of operations, financial condition or business. Those requirements and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our results of operations, financial condition or business. Lastly, a failure to comply with such requirements, as interpreted and applied, could also have a material adverse effect on our results of operations, financial condition or business.

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we implement and maintain effective disclosure controls and procedures and internal controls over financial reporting. To implement, maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

We qualify as an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in the combined company’s periodic reports and proxy statements. We may also delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, as permitted by the JOBS Act.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of the combined company’s internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We expect that we will cease to be an emerging growth company as of December 31, 2021. We have identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2020 and cannot assure our investors that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our common stock.

As a privately-held company, Lucid was not required to evaluate its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. As a public company, we will be required to provide management’s attestation on internal control over financial reporting. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements in our consolidated financial statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in us and the value of our common stock.

In connection with the preparation and audit of Lucid’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019, material weaknesses were identified in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

●	Lucid did not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters to provide reasonable assurance of preventing material misstatements;
●	Lucid did not maintain an effective process to verify changes to vendor records for payment remittances; and
●	Lucid did not maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, Lucid did not design and maintain user access controls to ensure appropriate segregation of duties and restrict user access to its financial applications to appropriate company personnel.

The material weaknesses related to the insufficient complement of personnel and formal accounting policies, procedures and controls resulted in adjustments to several accounts and disclosures. The IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could result in potential misstatements that would not be prevented or detected. Each of these material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We have begun implementing a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

●	hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting;
●	designing and implementing effective processes and controls to prevent payment to unverified vendors;
●	designing and implementing security management and change management controls over IT systems, including adjusting user access levels and implementing external logging of activity and periodic review of such logs; and
●	engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In addition, in connection with the restatement of Churchill’s financial statement reflected in Churchill’s Annual Report on Form 10-K/A filed on May 14, 2021, Churchill’s management concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 due to a material weakness in internal controls over financial reporting solely related to its accounting for warrants. See “—Risks Related to Risks Related to the Restatement of Our Previously Issued Financial Statements —Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.”

While we are designing and implementing measures to remediate existing material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, personnel, IT systems and applications, or other factors. If we fail to remediate existing material weaknesses or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, it is possible that a material misstatement of our financial statements would not be prevented or detected on a timely basis, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected.

Risks Related to the Transactions

Legal proceedings in connection with the Transactions, the outcomes of which are uncertain, could divert management’s attention and adversely affect our daily operations.

On March 3, 2021, Richard Hofman, a purported stockholder of Churchill, filed a complaint, individually and on behalf of other Churchill stockholders, in the Superior Court of the State of California against Churchill, Lucid, and other unnamed defendants. The complaint alleged claims for fraud, negligent misrepresentation, and false advertising and unfair business practices in connection with allegedly false and misleading statements and omissions in Churchill’s public filings, concerning the proposed merger between Churchill and Lucid. The complaint sought injunctive relief, as well as compensatory and punitive damages. On March 8, 2021, plaintiff filed an ex parte application for a temporary restraining order and preliminary injunction, which Churchill opposed and the court denied on March 10, 2021. Plaintiff filed an amended complaint on March 22, 2021, solely in a personal capacity and not on behalf of any other Churchill stockholders. The amended complaint alleges claims for fraud against defendants Lucid and Peter Rawlinson, and negligent misrepresentation against Churchill, Lucid, and Mr. Rawlinson. The amended complaint seeks compensatory and punitive damages. On June 7, 2021, the plaintiff filed a notice voluntarily dismissing the action without prejudice.

Since April 18, 2021, four actions asserting claims under the federal securities laws have been filed in federal courts in Alabama, California, New Jersey and Indiana, including two putative class actions: Randy Phillips v. Churchill Capital Corporation IV, et al., 1:21-cv-00539-ACA (N.D. Ala., filed Apr. 18, 2021); Arec D. Simeri v. Churchill Capital Corporation IV, et al., 2:21-cv-04295 (C.D. Cal., filed May 24, 2021); Chris Arico v. Churchill Capital Corporation IV, et al., 1:21-cv-12355 (D.N.J., filed June 9, 2021); and Gregory Slabaugh v. Churchill Capital Corporation IV, et al., 1:21-cv-01652 (S.D. Ind., filed June 11, 2021). The complaints name Churchill, Atieva, Inc. (doing business as Lucid), Michael Klein, Jay Taragin, and Peter Rawlinson as defendants and generally allege violations of Sections 10(b) and 20(a) of the Exchange Act in connection with alleged false and misleading statements concerning Lucid’s business plans and prospects, as well as the proposed merger between Churchill and Lucid. The complaints generally seek compensatory and/or punitive damages. We believe the claims are without merit and intend to defend ourselves vigorously.

Additional lawsuits may be filed against us or our directors and officers in connection with the Transactions. Defending such additional lawsuits could require us to incur significant costs and draw the attention of our management team away from the daily operations of Lucid Group. Further, the defense or settlement of any lawsuit or claim may also adversely affect our business, financial condition, results of operations and cash flows.

We may be required to take writedowns or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause our investors to lose some or all of their investment.

Although Churchill has conducted due diligence on the Lucid business, we cannot assure our investors that this diligence surfaced all material issues that may have been present in such business, that it was possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Lucid business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if Churchill’s due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with Churchill’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, any of our stockholders could suffer a reduction in the value of their shares.

If the benefits of the Transactions do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Transactions do not meet the expectations of investors, stockholders or securities analysts, the market price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of our investors’ investment. Immediately prior to the Transactions, there has not been a public market for stock relating to the Lucid business and trading in shares of Churchill’s Class A common stock has not been active. Accordingly, the valuation ascribed to the Lucid business and Churchill’s Class A common stock in the Transactions may not be indicative of the price that will prevail in the trading market following the Transactions.

Risks Related to Ownership of Our Securities

There is no guarantee that an active and liquid public market for our securities will develop.

Churchill was a blank check company and there was no public market for Lucid Common Shares since Lucid was a private company. A liquid trading market for our Class A common stock may never develop or, if developed, it may not be sustained. In the absence of a liquid public trading market:

●	our investors may not be able to liquidate their investment in shares of our Class A common stock or our warrants;
●	our investors may not be able to resell their shares of our Class A common stock or our warrants at or above the price our investors paid for them;
●	the market price of shares of our Class A common stock or our warrants may experience significant price volatility; and
●	there may be less efficiency in carrying out our investors’ purchase and sale orders.

Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Our investors may be unable to sell their securities unless a market can be established or sustained.

The price of our Class A common stock and warrants may be volatile.

The trading price of our Class A common stock may fluctuate substantially and may be lower than its current price. This may be especially true for companies like ours with a small public float. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations. The trading price of our securities depends on many factors, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause our investors to lose all or part of our investors’ investment in our securities since our investors might be unable to sell them at or above the price they paid for them. Any of the factors listed below could have a material adverse effect on our investors’ investment in our securities and our securities may trade at prices significantly below the price our investors paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	market conditions in the broader stock market in general, or in our industry in particular;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;
●	changes in the market’s expectations about our operating results;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	speculation in the press or investment community;
●	actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;
●	the operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	the timing of the achievement of objectives under our business plan and the timing and amount of costs we incur in connection therewith;
●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
●	operating and stock price performance of other companies that investors deem comparable to ours;

●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation or investigations involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of our Class A common stock available for public sale;
●	any major change in our Board or management;
●	sales of substantial amounts of our Class A common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
●	general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and
●	other risk factors listed in this section.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including, most recently, the impact of the novel coronavirus, COVID-19, and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following the Transactions. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Furthermore, the stock markets in general, and the markets for technology and electric vehicle stocks in particular, have experienced extreme volatility, including as a result of the COVID-19 pandemic, that has sometimes been unrelated to the operating performance of the issuer. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Nasdaq may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock and Public Warrants are currently listed on the Nasdaq Global Select Market. There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in such securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

A significant portion of our Class A common stock is restricted from immediate resale, but may be sold into the market in the future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

The market price of shares of our Class A common stock could decline as a result of substantial sales of common stock, particularly by our significant stockholders, a large number of shares of common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

As of immediately after the Closing, we had outstanding (i) 1,618,621,534 shares of our Class A common stock, (ii) warrants to purchase 85,750,000 shares of our Class A common stock, and (iii) options and restricted stock units covering 111,531,080 shares of our Class A common stock.

Pursuant to the Investor Rights Agreement and our current bylaws, and subject to certain exceptions, the holders of: (i) shares of Class A common stock issued as consideration pursuant to the Merger, (ii) any assumed Lucid Equity Awards; or (iii) shares of Class A common stock underlying such assumed Lucid Equity Awards, in each case, are restricted from selling or transferring any of the securities described in clauses (i), (ii) or (iii). Such restrictions began at the Closing and will end at the date that is 180 days after the Closing. Pursuant to the Investor Rights Agreement, the Sponsor has agreed to similar restrictions for a period of 18 months with respect to Class A common stock and Private Placement Warrants held by it. However, following the expiration of such lock-up periods, the Sponsor and the other lock-up parties will not be restricted from selling our securities held by them, other than by applicable securities laws. Additionally, the PIPE Investors will not be restricted from selling any of their shares of Class A common stock after the expiration of the lock-up period applicable to them other than by applicable securities laws. As such, sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A common stock.

In addition, pursuant to the Investor Rights Agreement, the Sponsor, Ayar and certain other parties thereto are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights, subject to cut-back provisions. We were also required to register additional shares of our common stock pursuant to the PIPE Subscription Agreements and the Warrant Agreement.

We are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies.

As of the Closing Date, Ayar held approximately 62.7% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although as of the date of this Quarterly Report, we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.

Further, this concentration of ownership and voting power allows Ayar to control our decisions, including matters requiring approval by our stockholders (such as, subject to the Investor Rights Agreement, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The Sponsor, Ayar and the PIPE Investors beneficially own a significant equity interest in us and may take actions that conflict with our investors’ interests.

The interests of Sponsor, Ayar and the PIPE Investors may not align with our interests and the interests of our other stockholders. The Sponsor, Ayar and the PIPE Investors are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor, Ayar and the PIPE Investors, and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We may issue additional shares of our Class A common stock or other equity securities without our investors’ approval, which would dilute their ownership interests and may depress the market price of their shares.

We may issue additional shares of our Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our Incentive Plan, without stockholder approval, in a number of circumstances. In connection with the Transactions, we assumed Lucid Equity Awards covering approximately 111.5 million shares of our Class A common stock.

Our issuance of additional shares of our Class A common stock or other equity securities of equal or senior rank could have the following effects:

●	our investors’ proportionate ownership interest in us will decrease;
●	the relative voting strength of each previously outstanding share of common stock may be diminished; or
●	the market price of our stock may decline.

There is no guarantee that our warrants will be in the money, and they may expire worthless and the terms of our warrants may be amended.

The exercise price for our warrants is $11.50 per share of Class A common stock. There is no guarantee that the warrants will be in the money at any given time prior to their expiration. If the trading price of our common stock declines, the warrants may expire worthless.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrant holders to: (1) exercise our investors’ warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so (2) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

Our only significant asset is our ownership interest in the Lucid business, and such ownership may not be sufficiently profitable or valuable to enable us to satisfy our other financial obligations. We do not anticipate paying any cash dividends for the foreseeable future.

We do not expect having any direct operations or any significant assets other than our ownership interest in the Lucid business. We will depend on the Lucid business for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company. The earnings from, or other available assets of, the Lucid business may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on the common stock or satisfy our other financial obligations.

In addition, we have never declared or paid cash dividends on its capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain its future earnings, if any, for the foreseeable future, to fund the development and growth of our business.

Any future determination to pay dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, applicable contractual restrictions and such other factors as the Board may deem relevant. As a result, capital appreciation in the price of our common stock, if any, will be our investors’ only source of gain on an investment in our Class A common stock.

Our current bylaws designate a state court within the State of Delaware, to the fullest extent permitted by law, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or with our directors, officers or employees and may discourage stockholders from bringing such claims.

Under our current bylaws, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum will be a state court within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) for:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to us or our stockholders;
●	any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended, restated, modified, supplemented or waived from time to time); or
●	any action asserting a claim against us or any of our directors or officers or other employees governed by the internal affairs doctrine.

For the avoidance of doubt, the foregoing provisions of our current bylaws will not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our current bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Although investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our current bylaws described in the preceding sentences. These provisions of our current bylaws could limit the ability of our stockholders to obtain a favorable judicial forum for certain disputes with us or with our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our current bylaws inapplicable to, or unenforceable in respect of, one or more of the types of actions or proceedings listed above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions.

Some provisions of Delaware law and our current certificate of incorporation and our current bylaws may deter third parties from acquiring us and diminish the value of our common stock.

Our current certificate of incorporation and our current bylaws provide for, among other things:

●	the ability of our Board to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;
●	subject to the Investor Rights Agreement, advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and
●	certain limitations on convening special stockholder meetings.

In addition, in our current certificate of incorporation, we have not opted out of Section 203 of the DGCL, which prohibits a Delaware corporation from engaging in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:

●	prior to such time, the Board approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
●	upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of voting stock outstanding at the time the transaction commenced, excluding certain shares; or
●	at or subsequent to that time, the business combination is approved by our Board and by the affirmative vote of holders of at least two-thirds of the votes of our outstanding voting stock that is not owned by the interested stockholder.

Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of our outstanding voting stock. For purposes of this provision,” voting stock” means any class or series of stock entitled to vote generally in the election of directors.

Under certain circumstances, this provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with us for a three-year period. This provision may encourage companies interested in acquiring us to negotiate in advance with our Board because the stockholder approval requirement would be avoided if our Board approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our Board and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.

These provisions in our current certificate of incorporation and our current bylaws, as well as Delaware law, may discourage, delay or prevent a transaction involving a change in our control that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our Board and take other corporate actions.

Securities or industry analysts may not publish or cease publishing research or reports about us, our business, our market, or change their recommendations regarding our Class A common stock adversely, which could cause the price and trading volume of our Class A common stock to decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business and operations, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 26, 2021 (the “Super 8-K”))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Super 8-K)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Super 8-K)
10.2˄	Offer of Employment to Sherry House, dated April 1, 2021 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4, as amended (File No. 333-254543), filed June 11, 2021.
10.3˄	Lucid Group, Inc. 2021 Performance Bonus Plan (incorporated by reference to Exhibit 10.25 to the Super 8-K
10.4˄	Lucid Group Inc. 2021 Executive Severance Benefit Plan and Summary Plan Description (incorporated by reference to Exhibit 10.26 to the Super 8-K)
10.5˄	Form of Participation Agreement under the Lucid Group, Inc. 2021 Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.27 to the Super 8-K)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and for the period from April 30, 2020 (inception) through June 30, 2020, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from April 30, 2020 (inception) through June 30, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and for the period from April 30, 2020 (inception) through June 30, 2020, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
˄	Indicates management contract or compensatory plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCID GROUP, INC.

Date: August 16, 2021	By:	/s/ Peter Rawlinson
	Name:	Peter Rawlinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Sherry House
	Name:	Sherry House
	Title:	Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Financial Officer)