Form 10-Q
period 2021-09-30
Lucid Group, Inc.
filed 2021-11-15
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-39408
Lucid Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-0891392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7373 Gateway Boulevard, Newark, CA 94560
(Address of principal executive offices) (Zip code)
(510) 648-3553
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	LCID	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s Class A common stock outstanding at November 9, 2021: 1,646,366,945

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3
	Frequently Used Terms	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Control and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 5.	Other Information	87
Item 6.	Exhibits	87

SIGNATURES		89

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things our ability to recognize the anticipated benefits of the business combination between Atieva, Inc.and Churchill Capital Corp. IV, in which Atieva, Inc. became a wholly owned subsidiary of Churchill Capital Corp IV, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate, including estimates and forecasts of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches and production volumes and launch of commercial production, including with respect to energy storage systems and automotive partnerships, the start of deliveries, future manufacturing capabilities and facilities, studio openings, future sales channels and strategies, future vehicle programs, expansion and the potential success of our go-to-market strategy and our financial and operating guidance, and future capital expenditures and other operating expenses. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, market, financial, political and legal conditions;
•risks relating to the uncertainty of our projected financial information, including conversion of reservations into binding orders;
•risks related to the timing of expected business milestones and commercial launch, including our ability to mass produce the Lucid Air and complete the tooling of our manufacturing facility;
•risks related to the expansion of our manufacturing facility and the increase of our production capacity;
•risks related to future market adoption of our offerings;
•the effects of competition and the pace and depth of electric vehicle adoption generally on our future business;
•changes in regulatory requirements, governmental incentives and fuel and energy prices;
•our ability to rapidly innovate;
•future changes to vehicle specifications which may impact performance, pricing, and other expectations;
•our ability to enter into or maintain partnerships with original equipment manufacturers, vendors and technology providers;
•our ability to effectively manage our growth and recruit and retain key employees, including our chief executive officer and executive team;
•our ability to establish our brand, expand our brand to Europe and the Middle East and capture additional market share and forecast projected market share and demand, and the risks associated with negative press or reputational harm;
•our ability to manage expenses;
•our ability to effectively utilize zero emission vehicle credits and obtain and utilize certain tax and other incentives;
•our ability to issue equity or equity-linked securities in the future;
•the outcome of any potential litigation, government and regulatory proceedings, investigations and inquiries;
•the impact of the global COVID-19 pandemic on our projected results of operations, financial performance or other financial metrics, or on any of the foregoing risks; and
•other factors disclosed in this quarterly report on Form 10-Q or our other filings with the Securities and Exchange Commission (the “SEC”).
The forward-looking statements contained in this quarterly report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part II, Item 1A. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Frequently Used Terms
Unless otherwise stated in Item 1. Financial Statements and accompanying footnotes, or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:
“Ayar” are to Ayar Third Investment Company, an affiliate of PIF;

“Churchill” are to Churchill Capital Corp IV, a Delaware corporation and our predecessor company prior to the consummation of the Transactions, which changed its name to Lucid Group, Inc. following the consummation of the Transactions, and its consolidated subsidiaries;
“Churchill IPO” are to the initial public offering by Churchill which closed on August 3, 2020;
“Closing” are to the consummation of the Transactions;
“Closing Date” are to July 23, 2021, the date on which the Transactions were consummated;

“Exchange Ratio” are to the quotient as defined in, and calculated in accordance with, the Merger Agreement, which is 2.644;
“Legacy Lucid” are to Atieva, Inc., d/b/a Lucid Motors, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its consolidated subsidiaries before the Closing Date;
“Merger” are to the merger of a merger subsidiary of Churchill and Atieva, Inc., with Atieva, Inc. surviving such merger as a wholly owned subsidiary of Churchill;
“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill, Lucid and Merger Sub, as the same has been or may be amended, modified, supplemented or waived from time to time;
“PIF” are to the Public Investment Fund;
“PIPE Investment” are to the private placement subscription agreements that Churchill entered into contemporaneously with the execution of the Merger Agreement whereby Churchill has agreed to issue and sell to certain investors $2.5 billion of Churchill’s Class A common stock at a purchase price of $15.00 per share. The PIPE Investment closed simultaneously with the Closing of the Merger; and

“Transactions” are to the Merger, together with the other transactions contemplated by the Merger Agreement and the related agreements.

Unless the context otherwise requires, all references in this section to “Lucid,” the “Company,” “we,” “us,” “our,” and other similar terms refer to Legacy Lucid and its subsidiaries prior to the Closing, and Lucid Group, Inc., a Delaware corporation, and its subsidiaries after the Closing.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,796,880	$614,412
Accounts receivable, net	261	260
Other receivable	27,434	—
Short-term investments	505	505
Inventory	61,155	1,043
Prepaid expenses	80,353	21,840
Other current assets	20,213	24,496
Total current assets	4,986,801	662,556
Property, plant and equipment, net	965,901	713,274
Right-of-use assets	143,782	—
Other noncurrent assets	42,700	26,851
TOTAL ASSETS	$6,139,184	$1,402,681
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,914	$17,333
Accrued compensation	28,949	16,197
Finance lease liabilities, current portion	3,268	—
Other current liabilities	228,277	151,753
Total current liabilities	269,408	185,283
Convertible preferred stock warrant liability	—	2,960
Finance lease liabilities, net of current portion	4,687	—
Common stock warrant liability	836,835	—
Other long-term liabilities	183,096	39,139
Total liabilities	1,294,026	227,382
Commitments and contingencies (Note 14)
CONVERTIBLE PREFERRED STOCK
Convertible preferred stock, $0.0001 par value; 0 and 1,058,949,780 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 957,159,704 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; liquidation preference of $0, and $3,497,913 as of September 30, 2021 and December 31, 2020, respectively	—	2,494,076
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001; 10,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, par value $0.0001; 15,000,000,000 and 1,189,800,259 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 1,641,642,816 and 28,791,702 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	164	3
Additional paid-in capital	9,865,186	38,113
Accumulated deficit	(5,020,192)	(1,356,893)
Total stockholders' equity (deficit)	4,845,158	(1,318,777)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,139,184	$1,402,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$232	$334	$719	$342
Cost of revenue	3,320	609	3,424	550
Gross profit	(3,088)	(275)	(2,705)	(208)
Operating expenses
Research and development	242,408	133,890	586,579	341,589
Selling, general and administrative	251,554	27,935	455,478	57,719
Total operating expenses	493,962	161,825	1,042,057	399,308
Loss from operations	(497,050)	(162,100)	(1,044,762)	(399,516)
Other income (expense), net
Change in fair value of forward contracts	—	—	(454,546)	(8,719)
Change in fair value of convertible preferred stock warrant liability	—	(57)	(6,976)	(171)
Change in fair value of common stock warrant liability	(24,787)	—	(24,787)	—
Transaction costs expensed	(2,717)	—	(2,717)	—
Interest expense	(76)	(10)	(111)	(20)
Other income (expense), net	249	785	(151)	76
Total other income (expense), net	(27,331)	718	(489,288)	(8,834)
Loss before provision for (benefit from) income taxes	(524,381)	(161,382)	(1,534,050)	(408,350)
Provision for (benefit from) income taxes	22	(145)	31	(245)
Net loss and comprehensive loss	(524,403)	(161,237)	(1,534,081)	(408,105)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	(2,167,332)	—
Net loss attributable to common stockholders	$(524,403)	$(161,237)	$(3,701,413)	$(408,105)
Weighted average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	1,217,032,285	24,279,817	432,654,607	20,889,062
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(6.64)	$(8.56)	$(19.54)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
Unaudited
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three Months Ended September 30, 2021	Shares(1)	Amount	Shares(1)	Amount
Balance as of June 30, 2021	1,155,909,367	$5,836,785	36,799,150	$4	$26,613	$(4,495,789)	$(4,469,172)
Net loss	—	—	—	—	—	(524,403)	(524,403)
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(1,155,909,367)	(5,836,785)	1,155,909,367	116	5,836,669	—	5,836,785
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	—	—	425,395,023	42	3,590,914	—	3,590,956
Issuance of common stock upon exercise of common stock warrants	—	—	22,651,424	2	173,271	—	173,273
Issuance of common stock upon exercise of stock options	—	—	887,852	—	762	—	762
Stock-based compensation	—	—	—	—	236,957	—	236,957
Balance as of September 30, 2021	—	$—	1,641,642,816	$164	$9,865,186	$(5,020,192)	$4,845,158

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three Months Ended September 30, 2020	Shares(1)	Amount	Shares(1)	Amount
Balance as of June 30, 2020	667,574,747	$1,513,573	22,842,891	$2	$18,736	$(884,381)	$(865,643)
Net loss	—	—	—	—	—	(161,237)	(161,237)
Repurchase of Series C convertible preferred stock	(9,656,589)	(20,398)	—	—	10,537	—	10,537
Issuance of Series E convertible preferred stock	167,273,525	498,931	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,989,779	1	2,562	—	2,563
Stock-based compensation	—	—	—	—	1,276	—	1,276
Balance as of September 30, 2020	825,191,683	$1,992,106	27,832,670	$3	$33,111	$(1,045,618)	$(1,012,504)
(1) The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger. See Note 1 - Description of Business and Note 3 - Reverse Capitalization for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) - continued
Unaudited
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2021	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2020	957,159,704	$2,494,076	28,791,702	$3	$38,113	$(1,356,893)	$(1,318,777)
Net loss	—	—	—	—	—	(1,534,081)	(1,534,081)
Repurchase of Series B convertible preferred shares	(3,525,365)	—	—	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	1,546,799	12,936	—	—	—	—	—
Issuance of Series E convertible preferred stock	200,728,229	3,206,159	—	—	(22,395)	(2,129,218)	(2,151,613)
Share-based compensation related to Series E convertible preferred stock	—	123,614	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(1,155,909,367)	(5,836,785)	1,155,909,367	116	5,836,669	—	5,836,785
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	—	—	425,395,023	42	3,590,914	—	3,590,956
Issuance of common stock upon exercise of common stock warrants	—	—	22,651,424	2	173,271	—	173,273
Issuance of common stock upon exercise of stock options	—	—	8,895,300	1	6,028	—	6,029
Stock-based compensation	—	—	—	—	242,586	—	242,586
Balance as of September 30, 2021	—	$—	1,641,642,816	$164	$9,865,186	$(5,020,192)	$4,845,158

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2020	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2019	502,582,534	$1,074,010	21,288,741	$2	$16,432	$(637,513)	$(621,079)
Net loss	—	—	—	—	—	(408,105)	(408,105)
Issuance of Series D convertible preferred stock	164,992,213	400,000	—	—	—	—	—
Settlement of Series D contingent forward contract liability	—	39,563	—	—	—	—	—
Repurchase of Series C convertible preferred stock	(9,656,589)	(20,398)	—	—	10,537	—	10,537
Issuance of Series E convertible preferred stock	167,273,525	498,931	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	6,543,929	1	2,885	—	2,886
Stock-based compensation	—	—	—	—	3,257	—	3,257
Balance as of September 30, 2020	825,191,683	$1,992,106	27,832,670	$3	$33,111	$(1,045,618)	$(1,012,504)

(1) The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger. See Note 1 - Description of Business and Note 3 - Reverse Capitalization for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(1,534,081)	$(408,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,621	5,447
Amortization of insurance premium	7,184	—
Non-cash operating lease cost	8,629	—
Stock-based compensation	366,200	3,257
Loss on disposal of property and equipment	56	139
Change in fair value of contingent forward contract liability	454,546	8,719
Change in fair value of preferred stock warrant liability	6,976	171
Change in fair value of common stock warrant liability	24,787	—
Changes in operating assets and liabilities:
Accounts receivable	(1)	(163)
Inventory	(60,112)	(1,863)
Financed insurance premium	(41,935)	—
Prepaid expenses	(23,762)	9,556
Other current assets	8,299	3,254
Other noncurrent assets and security deposit	(5,861)	(9,324)
Accounts payable	(14,175)	(30,109)
Accrued compensation	12,752	8,880
Operating lease liability	(4,516)	—
Other liabilities and accrued liabilities	17,834	22,732
Other long-term liabilities	5,158	10,002
Net cash used in operating activities	(745,401)	(377,407)
Cash flows from investing activities:
Purchases of property, equipment, and software	(299,313)	(355,860)
Proceed from sale of property, equipment, and software	19	—
Net cash used in investing activities	(299,294)	(355,860)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Payment for short-term insurance financing note	$(16,819)	$—
Payment for capital lease liabilities	—	(174)
Payment for finance lease liabilities	(1,915)	—
Proceeds from short-term insurance financing note	41,935	—
Repurchase of Series B convertible preferred stock	(3,000)	—
Repurchase of Series C convertible preferred stock	—	(9,861)
Proceeds from issuance of Series D convertible preferred stock	3,000	400,000
Proceeds from issuance of Series E convertible preferred stock	600,000	499,724
Proceeds from exercise of stock options	6,027	2,886
Proceeds from the exercise of public warrants	173,273	—
Proceeds from the reverse recapitalization	4,439,153	—
Payment of transaction costs related to the reverse recapitalization	(4,811)	—
Net cash provided by financing activities	5,236,843	892,575
Net increase in cash, cash equivalents, and restricted cash	4,192,148	159,308
Beginning cash, cash equivalents, and restricted cash	640,418	379,651
Ending cash, cash equivalents, and restricted cash	$4,832,566	$538,959

Supplemental disclosure of cash flow information:
Cash paid for interest	$324	$21
Supplemental disclosure of non-cash investing and financing activity:
Property and equipment included in accounts payable and accrued expense	$5,756	$81,011
Property and equipment and right-of-use assets obtained through leases	70,756	—
Issuance of Series D convertible preferred stock upon settlement of contingent forward contracts	—	39,563
Issuance of Series D convertible preferred stock upon exercise of preferred stock warrants	9,936	—
Issuance of Series E convertible preferred stock contingent forward contracts	2,167,332	793
Capital contribution upon forfeit of Series E awards	15,719	—
Issuance of Series E convertible preferred stock upon settlement of contingent forward contracts	2,621,878	—
Issuance of common stock upon conversion of preferred stock in connection with the reverse recapitalization	5,836,785	—
Transaction costs related to the reverse recapitalization not yet paid	$34,054	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Lucid Group, Inc. (“Lucid”) is a vertically-integrated technology and automotive company focused on designing, developing, manufacturing, and selling the next generation of electric vehicle (“EV”), EV powertrains and battery systems.
Lucid was originally incorporated in Delaware on April 30, 2020 under the name Churchill Capital Corp IV (formerly known as Annetta Acquisition Corp) (“Churchill”) as a special purpose acquisition company with the purpose of effecting a merger with one or more operating businesses. On February 22, 2021, Churchill entered into a definitive merger agreement (the “Merger Agreement”) with Atieva, Inc. (“Legacy Lucid”) in which Legacy Lucid would become a wholly owned subsidiary of Churchill (the “Merger”). Upon the closing of the Merger on July 23, 2021 (the “Closing”), Churchill was immediately renamed to “Lucid Group, Inc.” The Merger between Churchill and Legacy Lucid was accounted for as a reverse recapitalization. See Note 3 – Reverse Recapitalization for more information.
Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Legacy Lucid and its subsidiaries prior to the consummation of the Merger, and Lucid and its subsidiaries after the consummation of the Merger.

Liquidity and Going Concern
The Company devotes its efforts to business planning, research and development, recruiting of management and technical staff, acquiring operating assets, and raising capital.
From inception through September 30, 2021, the Company has incurred operating losses and negative cash flows from operating activities. For the nine months ended September 30, 2021 and 2020, the Company has incurred operating losses, including net losses of $1.5 billion and $408.1 million, respectively. The Company has an accumulated deficit of $5.0 billion as of September 30, 2021.
During the quarter ended June 30, 2021, the Company completed the first phase of the construction of its newly built manufacturing plant in Casa Grande, Arizona (the “Arizona plant”). The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company continues to expand the Arizona plant and build-out of a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, above and beyond the expected cash inflows from the initial sales of the Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
The Company’s existing sources of liquidity include cash and cash equivalents. Prior to the Merger, the Company historically funded operations primarily with issuances of convertible preferred stock and convertible notes. Upon the completion of the Merger, the Company received $4,400.3 million in cash proceeds, net of transaction costs. The Company believes the Merger eliminated the substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of this quarterly report on Form 10-Q (the “Quarterly Report”).
Certain Significant Risks and Uncertainties
The Company’s current business activities consist of research and development efforts to design and develop a high-performance fully electric vehicle and advanced electric vehicle powertrain components, including battery pack systems; building of the Company’s production operations in Casa Grande, Arizona; and build-out of the Company’s retail stores and service centers for distribution of the vehicles to customers. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key personnel. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including its ability to access potential markets, and secure long-term financing.
The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse impact on the Company’s future financial position, results of operations, and/or cash flows: advances and trends in new technologies; competitive pressures; changes in the overall demand for its products and services; acceptance of the Company’s products and services; litigation or claims against the Company based on intellectual property, patent, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

In late 2019, a novel strain of coronavirus (COVID-19) began to affect the population of China and expanded into a worldwide pandemic during 2020, leading to significant business and supply chain disruptions, as well as broad-based changes in supply and demand. The Company’s operations have experienced disruptions, such as temporary closure of its offices, and those of its customers and suppliers, and product research and development. The Company was able to proceed with the construction of the Arizona plant while still meeting all COVID-19 restrictions and required safety measures. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the outbreak. Nevertheless, COVID-19 presents a material uncertainty and risk with respect to the Company, its performance, and its financial results and could adversely affect the Company’s financial position and results of operations.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read together with the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2020 and 2019 included in the final prospectus and definitive proxy statement filed on June 25, 2021 with the SEC pursuant to Rule 424(b)(3) under the Securities Act.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, the determination of the useful lives of property and equipment, fair value of preferred stock warrants, fair value of common stock warrants, fair value of contingent forward contracts liability, valuation of deferred income tax assets and uncertain tax positions, fair value of common stock and other assumptions used to measure stock-based compensation expense, and estimated incremental borrowing rates for assessing operating and financing lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents.
Restricted cash in the other current assets is comprised primarily of customer reservation payments for electric vehicles and other escrow deposit for building of the Arizona plant. Restricted cash included in other non-current assets is primarily related to letters of credit issued to the landlord for the Company’s headquarter in Newark, California and retail locations, and escrow deposit required under the escrow agreement for the lease with Pinal county, Arizona, related to the Arizona plant.

The following table provides a reconciliation of cash and restricted cash to amounts shown in the statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash	$4,796,880	$614,412	$512,675	$351,684
Restricted cash included in other current assets	10,970	11,278	16,998	19,767
Restricted cash included in other noncurrent assets	24,716	14,728	9,286	8,200
Total cash and restricted cash	$4,832,566	$640,418	$538,959	$379,651
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but at times its deposits may exceed federally insured limits. Further, accounts receivable primarily consists of current trade receivables from a single customer as of September 30, 2021 and December 31, 2020, and the Company’s revenue is primarily from the same customer for each of the three and nine months ended September 30, 2021 and 2020.

Common Stock Warrants

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Liability-classified common stock warrants are subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date with changes in fair value recorded in the Company’s statement of operations. For issued or modified common stock warrants outstanding that meet all of the criteria for equity classification, the common stock warrants are recorded as a component of additional paid-in capital and are not remeasured to fair value in subsequent reporting periods.

The Company’s publicly traded common stock warrants (the “public warrants”) are equity-classified instruments because they are deemed indexed to the Company’s own common stock and did not contain any provision that could require net cash settlement unless the holders of the underlying shares would also receive the same form of consideration as the holders of public warrants. The Company’s privately placed common stock warrants (the “private warrants”) are liability-classified instruments because they are not deemed indexed to the Company’s own common stock.

Other Significant Accounting Policies

As of September 30, 2021, there were no material changes in the other significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of and for each of the years ended December 31, 2020 and 2019 included in Lucid’s final prospectus and definitive proxy statement filed on June 25, 2021 with the SEC pursuant to Rule 424(b)(3) under the Securities Act.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (“ASC 842”), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018 for public business entities. Private companies are required to adopt the new leases standard for annual periods beginning after December 15, 2021 and interim periods in annual periods beginning after December 15, 2022. Early adoption is permitted for all entities. The Company adopted ASC 842 as of January 1, 2021 using the modified retrospective approach (“adoption of the new lease standard”). This approach allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. The Company has elected to apply the new guidance at the date of adoption without restating prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented. The finance lease classification under ASC 842 includes leases previously classified as capital leases under ASC 840.
The Company has lease agreements with lease and non-lease components, including embedded leases, and has elected not to utilize the practical expedient to account for lease and non-lease components together, rather the Company is accounting for the lease and non-lease components separately on the consolidated financial statements.

Operating lease assets are included within operating lease right-of-use (“ROU”) assets. Finance lease assets are included within property, plant and equipment, net. The corresponding operating lease liabilities and finance lease liabilities are included within other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of September 30, 2021.
The Company has elected not to present short-term leases on the consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the later of ASC 842 adoption date or lease commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used the Company’s incremental borrowing rate based on the information available at adoption date or lease commencement date in determining the present value of lease payments.
Adoption of the new lease standard on January 1, 2021 had a material impact on the Company’s interim unaudited condensed consolidated financial statements. The most significant impacts related to the (i) recording of ROU asset of $94.2 million, and (ii) recording lease liability of $126.0 million, as of January 1, 2021 on the consolidated balance sheets. The Company also reclassified prepaid expenses of $0.2 million and deferred rent balance, including tenant improvement allowances, and other liability balances of $31.8 million relating to the Company’s existing lease arrangements as of December 31, 2020, into the ROU asset balance as of January 1, 2021. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The standard did not materially impact the Company’s consolidated statement of operations and consolidated statement of cash flows.
The cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2021 for the adoption of the new lease standard was as follows (in thousands):

	Balances at December 31, 2020	Adjustments from Adoption of New Lease Standard	Balances at January 1, 2021
Assets
Prepaid expenses	$21,840	$(180)	$21,660
Property, plant and equipment, net	713,274	3,237	716,511
Operating lease right-of-use assets	—	90,932	90,932
Liabilities
Other current liabilities	151,753	8,030	159,783
Other long-term liabilities	39,139	86,152	125,291
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Topic 740, Income Taxes in order to reduce cost and complexity of its application. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. For nonpublic entities, the guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted if financial statements have not yet been issued (for public business entities) or have not yet been made available for issuance (for all other entities). The Company adopted this ASU starting on January 1, 2021. The adoption of this ASU did not have an immediate impact to the consolidated financial statements and related disclosure.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.
NOTE 3 – REVERSE RECAPITALIZATION
On July 23, 2021, upon the consummation of the Merger, all holders of 451,295,965 issued and outstanding Legacy Lucid common stock received shares of Lucid common stock at a deemed value of $10.00 per share after giving effect to the exchange ratio of 2.644 (the “Exchange Ratio”) resulting in 1,193,226,511 shares of Lucid common stock issued and outstanding as of the Closing and all holders of 42,182,931 issued and outstanding Legacy Lucid equity awards received Lucid equity awards covering 111,531,080 shares of Lucid common stock at a deemed value of $10.00 per share after giving effect to the Exchange Ratio, based on the following events contemplated by the Merger Agreement:
•the cancellation and conversion of all 437,182,072 issued and outstanding shares of Legacy Lucid preferred stock into 437,182,072 shares of Legacy Lucid common stock at the conversion rate as calculated pursuant to Legacy Lucid’s memorandum and articles of association at the date and time that the Merger became effective (“Effective Time”);

•the surrender and exchange of all 451,295,965 issued and outstanding shares of Legacy Lucid common stock (including Legacy Lucid common stock resulting from the conversion of the Legacy Lucid preferred stock) into 1,193,226,511 shares of Lucid common stock as adjusted by the Exchange Ratio;
•the cancellation and exchange of all 25,764,610 granted and outstanding vested and unvested Legacy Lucid options, which became 68,121,210 Lucid options exercisable for shares of Lucid common stock with the same terms and vesting conditions except for the number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio; and
•the cancellation and exchange of all 16,418,321 granted and outstanding vested and unvested Legacy Lucid RSUs, which became 43,409,870 Lucid RSUs for shares of Lucid common stock with the same terms and vesting conditions except for the number of shares, which was adjusted by the Exchange Ratio.
The other related events that occurred in connection with the Closing are summarized below:
•Churchill entered into separate private placement subscription agreements (the “PIPE Investment”) contemporaneously with the execution of the Merger Agreement pursuant to which Churchill agreed to sell and issue an aggregate of 166,666,667 shares of common stock at a purchase price of $15.00 per share for an aggregate purchase price of $2,500.0 million. The PIPE Investment closed simultaneously with the Closing of the Merger;
•Churchill Sponsor IV LLC (the “Churchill Sponsor”) exercised its right to convert the outstanding and unpaid amount of $1.5 million under the working capital loan provided by the Churchill Sponsor to Churchill into an additional 1,500,000 private warrants at a price of $1.00 per warrant in satisfaction of such loan;
•Churchill and the Churchill Sponsor entered into a letter agreement (the “Sponsor Agreement”), pursuant to which the Churchill Sponsor agreed that 17,250,000 shares of Churchill’s issued and outstanding common stock beneficially held by the Churchill Sponsor (the “Sponsor Earnback Shares”) and 14,783,333 private warrants beneficially held by the Churchill Sponsor (the “Sponsor Earnback Warrants”) to purchase shares of the Churchill’s common stock shall become subject to transfer restrictions and contingent forfeiture provisions upon the Closing of the Merger until Lucid’s stock price exceeded certain predetermined levels in the post-Merger period. Any such shares and warrants not released from these transfer restrictions during the earnback period, which expires on the fifth anniversary of the Closing, will be forfeited back to Lucid for no consideration. See Note 11 - Earnback Shares and Warrants for more information; and
•Churchill redeemed 21,644 public shares of Churchill’s Class A common stock at approximately $10.00 per share for an aggregate payment of $0.2 million.

After giving effect to the Merger and the redemption of Churchill shares as described above, the number of shares of common stock issued and outstanding immediately following the consummation of the Merger was as follows:

Shares
Churchill public shares, prior to redemptions	207,000,000
Less redemption of Churchill shares	(21,644)
Churchill public shares, net of redemptions	206,978,356
Churchill Sponsor shares(1)	51,750,000
PIPE shares(2)	166,666,667
Total shares of Churchill common stock outstanding immediately prior to the Merger	425,395,023
Legacy Lucid shares	1,193,226,511
Total shares of Lucid common stock outstanding immediately after the Merger(3)(4)	1,618,621,534
(1)The 51,750,000 shares beneficially owned by the Churchill Sponsor as of the Closing of the Merger includes the 17,250,000 Sponsor Earnback Shares.
(2)Reflects the sale and issuance of 166,666,667 shares of common stock to the PIPE Investors at $15.00 per share.
(3)Excludes 111,531,080 shares of common stock as of the Closing of the Merger to be reserved for potential future issuance upon the exercise of Lucid options or settlement of Lucid RSUs.
(4)Excludes the 85,750,000 warrants issued and outstanding as of the Closing of the Merger, which includes the 41,400,000 public warrants and the 44,350,000 private warrants held by the Churchill Sponsor. The 44,350,000 private warrants beneficially owned by the Churchill Sponsor as of the consummation of the Merger includes the 14,783,333 Sponsor Earnback Warrants.

The Merger has been accounted for as a reverse recapitalization under U.S. GAAP. Under this method of accounting, Churchill has been treated as the acquired company for financial reporting purposes. The reverse recapitalization accounting treatment was primarily determined based on the stockholders of Legacy Lucid having a relative majority of the voting power of Lucid and having the ability to nominate the majority of the members of the Lucid board of directors, senior management of Legacy Lucid comprise the senior management of Lucid, and the strategy and operations of Legacy Lucid prior to the Merger comprise the only ongoing strategy and operations of Lucid. Accordingly, for accounting purposes, the financial statements of Lucid represent a continuation of the financial statements of Legacy Lucid with the Merger being treated as the equivalent of Legacy Lucid issuing shares for the net assets of Churchill, accompanied by a recapitalization. The net assets of Churchill were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy Lucid and the accumulated deficit of Legacy Lucid has been carried forward after Closing.
All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization.
In connection with the Closing of the Merger, the Company raised $4,439.2 million of gross proceeds, including the contribution of $2,070.1 million of cash held in Churchill’s trust account from its initial public offering along with $2,500.0 million of cash raised by Churchill in connection with the PIPE Investment and $0.4 million of cash held in the Churchill operating cash account. The gross proceeds were net of $0.2 million paid to redeem 21,644 shares of Churchill Class A common stock held by public stockholders and $131.4 million in costs incurred by Churchill prior to the Closing. The Company additionally incurred $38.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $36.2 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $2.7 million was expensed in the condensed consolidated statements of operations. The total net cash proceeds to the Company were $4,400.3 million.
NOTE 4 – BALANCE SHEETS COMPONENTS
INVENTORY
Inventory as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$48,588	$661
Work in progress	11,891	70
Finished goods	676	312
Total inventory	$61,155	$1,043

Inventory as of September 30, 2021 is primarily related to raw materials and work in progress related to the production of vehicles for sale. The inventory as of September 30, 2021 and December 31, 2020 also includes battery pack systems with its customers.

PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Land and land improvements	$1,050	$1,050
Building and improvements	190,417	—
Machinery	480,259	28,830
Computer equipment and software	26,174	15,716
Leasehold improvements	89,106	47,187
Furniture and fixtures	10,442	4,503
Capital leases	—	3,908
Finance leases	9,857	—
Construction in progress	208,331	636,851
Total property, plant, and equipment	1,015,636	738,045
Less accumulated depreciation and amortization	(49,735)	(24,771)
Property, plant, and equipment — net	$965,901	$713,274

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities including tooling, which is with outside vendors. Costs classified as construction in progress include all costs of obtaining the asset and bringing it to the location in the condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are ready for use. Construction in progress consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Tooling	$106,402	$203,241
Construction of Arizona plant	10,806	171,532
Leasehold improvements	67,965	50,790
Machinery and equipment	23,158	211,288
Total construction in progress	$208,331	$636,851
Depreciation and amortization expense for the three months ended September 30, 2021 and 2020, was approximately $14.9 million and $2.1 million, respectively, and for the nine months ended September 30, 2021 and 2020, was approximately $26.6 million and $5.4 million, respectively.
OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities and long-term liabilities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Engineering, design, and testing accrual	$31,271	$42,518
Construction in progress	21,638	43,115
Retail leasehold improvements accrual	15,203	6,114
Other professional services accrual	6,029	9,083
Tooling liability	12,338	15,243
Payroll tax liability	32,728	—
Series B convertible preferred stock repurchase liability	—	3,000
Short-term insurance financing note	24,674	980
Operating lease liabilities, current portion	14,611	—
Transaction cost liability	40,981	—
Other liabilities	28,804	31,700
Total other current liabilities	$228,277	$151,753

As of September 30, 2021, the Company accrued a non-income tax liability of $32.7 million as other liabilities primarily related to payroll tax associated with certain compensation related events. The Company also recorded a $27.4 million receivable from employees related to this non-income tax liability as other receivables on the condensed consolidated balance sheet as of September 30, 2021.

The Company financed insurance premiums of $41.9 million related to various commercial insurance policies. The insurance policies have various terms that are less than 2 years. The Company made down payments for the insurance premium finance notes of $9.4 million, and the total interest was $0.4 million, representing annual interest primarily ranging from 2.65% to 2.86%. The Company will make monthly installments of $3.5 million for principal and interest from May 2021 to December 2022. The Company recorded the total insurance premium of $41.9 million as prepaid insurance and is amortizing it on a straight-line basis over the term of the insurance. The Company made $5.3 million of principal payments and $0.1 million of interest payments on the short-term insurance financing note during the three months ended September 30, 2021, and $7.2 million of principal payments and $0.1 million of interest payments during the nine months ended September 30, 2021. The remaining principal balance of $24.7 million is recorded as part of the Company’s other current liabilities as of September 30, 2021.

	September 30, 2021	December 31, 2020
Deferred rent	$—	$28,881
Customer deposits	13,398	8,028
Capital lease liabilities	—	1,996
Operating leases liabilities, net of current portion	169,433	—
Income tax liabilities	265	234
Total other long-term liabilities	$183,096	$39,139
NOTE 5 - FAIR VALUE MEASUREMENTS
The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the “exit price” that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between independent market participants on the measurement date. The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:
•Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The sensitivity of the fair value measurement to changes in unobservable inputs may result in a significantly higher or lower measurement.
Level 1 investments consist solely of short-term and long-term restricted cash valued at amortized cost that approximates fair value. Level 2 investments consist solely of certificate of deposits. Level 3 liabilities consist of contingent forward contract liability, convertible preferred stock warrant liability and common stock warrant liability, in which the fair value was measured upon issuance and is remeasured at each reporting date. The valuation methodology and underlying assumptions are discussed further in Note 6 “Contingent Forward Contracts,” Note 7 “Convertible Preferred Stock Warrant Liability” and Note 8 “Common Stock Warrant Liability”.
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of September 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investment—
Certificates of deposit	$—	$505	$—	$505
Restricted cash	35,686	—	—	35,686
Total assets	$35,686	$505	$—	$36,191

Liabilities:
Common stock warrant liability	$—	$—	$836,835	$836,835
Total liabilities	$—	$—	$836,835	$836,835

The following table sets forth the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investment—
Certificates of deposit	$—	$505	$—	$505
Restricted cash	26,006	—	—	26,006
Total assets	$26,006	$505	$—	$26,511

Liabilities:
Convertible preferred stock warrant liability	$—	$—	$2,960	$2,960
Total liabilities	$—	$—	$2,960	$2,960

A reconciliation of the contingent forward contract liability, convertible preferred stock warrant liability and common stock warrant liability measured and recorded at fair value on a recurring basis is as follows (in thousands):

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Contingent Forward Contract Liability	Convertible Preferred Stock Warrant Liability	Common Stock Warrant Liability	Contingent Forward Contract Liability	Convertible Preferred Stock Warrant Liability
Fair value-beginning of period	$—	$2,960	$—	$30,844	$1,755
Issuance	2,167,332	—	812,048	793	—
Change in fair value	454,546	6,976	24,787	8,719	171
Settlement	(2,621,878)	(9,936)	—	(39,563)	—
Fair value-end of period	$—	$—	836,835	$793	$1,926
NOTE 6 - CONTINGENT FORWARD CONTRACTS

In September 2018, the Company entered into a securities purchase agreement with PIF. Along with the execution of the securities purchase agreement, the Company granted PIF the right to purchase the Company’s Series D convertible preferred stock in future periods. The Company determined PIF’s right to participate in future Series D convertible preferred stock financing to be freestanding similar to a derivative in the form of contingent forward contracts and recorded the initial valuation of $18.6 million as a debt discount to the Convertible Notes issued in September 2018.
In March 2020, the Company received $200.0 million in exchange for 82,496,092 shares of Series D convertible preferred shares as partial settlement of the Series D contingent forward contract liability and revalued the contingent forward contract liability to the then fair value of $36.4 million and reclassified $18.2 million of the contingent forward contract liability into Series D convertible preferred stock. In June 2020, upon satisfaction of the second set of milestones (refer to Note 9 “Convertible Preferred Stock”), the Company received the remaining $200.0 million in exchange for 82,496,121 shares of Series D convertible preferred stock as final settlement of the Series D contingent forward contract liability and revalued the contingent forward contracts liability to the then fair value of $39.6 million and reclassified the liability into Series D convertible preferred stock. The Series D contingent forward contract liability incurred a total fair value loss of $8.7 million during the nine months ended September 30, 2020. Since the Series D contingent forward contract liability was fully settled in June 2020, there was no related outstanding contingent forward contract liability as of September 30, 2020.
As discussed in Note 9 “Convertible Preferred Stock”, in September 2020, along with the execution of the Securities Purchase Agreement, the Company granted Ayar Third Investment Company (“Ayar”) the right to purchase the Company’s additional Series E convertible preferred stock upon the Company’s satisfaction of certain milestones in November 2020. The Company determined Ayar’s right to participate in future Series E convertible preferred stock financing to be freestanding similar to a derivative in the form of contingent forward contracts and recorded the initial valuation of $0.8 million into contingent forward contract liabilities.

In December 2020, Ayar waived the Company’s remaining outstanding obligations, and the Company received $400.0 million for the issuance of Series E convertible preferred stock. Upon settlement, the Company revalued the Series E contingent forward contracts to the then fair value of $110.5 million and reclassified the contingent forward contract liability into Series E convertible preferred stock. The Company recorded a loss of $109.7 million related to fair value remeasurements of the Series E contingent forward contracts during the year ended December 31, 2020.
In February 2021, the Company and Ayar entered into Amendment No. 1 to the original Series E Preferred Stock Purchase Agreement (“Amendment No. 1”). Under the Amendment No. 1, Ayar and the Company agreed to enter into the third closing of additional 133,818,821 Series E convertible preferred stock at $2.99 per share, aggregating to $400.0 million. Upon the signing of the Amendment No. 1, the Company received the issuance proceeds of $400.0 million from Ayar in February 2021.
Amendment No. 1 also allowed the Company to provide an opportunity to all current convertible preferred stockholders other than Ayar (“Eligible Holders”) to enter into the fourth closing to purchase up to 23,737,221 shares of Series E convertible preferred stock on a pro rata basis at $2.99 per share, aggregating to $71.0 million. In addition, the amendment allowed the Company to offer for purchase at the fourth closing at $2.99 per share, a number of Series E Preferred Stock to senior management employees, directors, consultants, advisors and/or contractors of the Company (“Additional Purchasers”) and Ayar. Refer to Note 9 - Convertible Preferred Stock.
In April 2021, the Company issued 66,909,408 Series E convertible preferred stock from the fourth closing at $2.99 per share for cash consideration of $200.0 million. The Company received $107.1 million of the total issuance proceeds in March 2021 and the remaining $92.9 million in April 2021. See Note 9 - Convertible Preferred Stock for more information.

The Company determined the right to participate in future Series E convertible preferred share financing to be a freestanding financial instrument similar to a derivative in the form of contingent forward contracts and recorded the initial valuation of $1.4 billion and $722.4 million for the third closing and fourth closing, respectively, as contingent forward contract liabilities. Since the contingent forward contract liability related to the third closing was fully settled in the same month following the execution of the amendment, the Company recorded no related fair value remeasurements in the consolidated statements of operations.
The Company issued Offer Notices to certain of the Company’s management and members of the Board of Directors in March 2021 and April 2021. The Series E convertible preferred stock issued from the fourth closing included 3,034,194 shares to the Company’s management and 1,658,705 shares to members of the Board of Directors. The total issuance to the Company’s management included 535,275 shares offered to the CEO in April 2021. The offer to employees in the fourth closing to participate in future Series E convertible preferred stock financing represent a fully vested, equity classified award. The award’s full fair value on each recipient’s grant date was recorded as stock-based compensation, and the related contingent forward contract liability was derecognized. The Company revalued the contingent forward contract liability for the remaining participants and recorded $454.5 million fair value remeasurement loss related to the contingent forward contract liability for the nine months ended September 30, 2021. Final fair value of the contingent forward contract liability of $1.2 billion was reclassified into Series E convertible preferred stock upon the fourth closing in April 2021. There was no related outstanding contingent forward contract liability as of September 30, 2021.
The fair value of the Series E convertible preferred stock contingent forward contract liability for the third closing was determined using a forward payoff. The Company’s inputs used in determining the fair value on the issuance date and settlement date, were as follows:

Stock Price	$13.79
Volatility	100.00%
Expected term (in years)	0.01
Risk-free rate	0.03%
The fair value of the Series E convertible preferred stock contingent forward contract liability for the fourth closing was determined using a forward and an option payoff. The Company’s inputs used in determining the fair value on the issuance date were as follows:

Fair value of Series E convertible preferred share	$13.79
Volatility	100.00%
Expected term (in years)	0.11
Risk-free rate	0.03%
The fair value of the Series E convertible preferred stock contingent forward contract liability for the fourth closing was determined as the difference between the Series E convertible preferred stock fair value and the purchase price. The Company estimated the fair value of each of the Series E convertible preferred stock on the settlement date by taking the closing price of Churchill’s Class A common stock on April 1, 2021 of $23.78 multiplied by the expected exchange ratio at the time, and discounted for lack of marketability.

NOTE 7 - CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY
In March and September 2017, the Company issued two convertible preferred stock warrants to purchase a total of 1,546,799 shares of Series D convertible preferred stock, with an exercise price of $1.94 per share. The convertible preferred stock warrants had been recorded at fair value using a Monte-Carlo simulation at issuance and had been subsequently remeasured to fair value each reporting period with the changes recorded in the condensed consolidated statements of operations. As of December 31, 2020, 1,546,799 shares of the Warrants had been outstanding with a fair value of $1.94 per share, and aggregate fair value of $3.0 million.
The Company’s assumptions used in determining the fair value of convertible preferred stock warrants on December 31, 2020 were as follows:

December 31, 2020
Volatility	50.00%
Expected term (in years)	0.5 - 1.5
Risk-free rate	0.09 – 0.12%
Expected dividend rate	0.00%
In February 2021, all the outstanding warrants were settled in its entirety at an exercise price of $1.94 per share for an aggregate purchase price of $3.0 million. Upon final settlement, the Company converted the warrant into $12.9 million Series D convertible preferred stock, and recorded $7.0 million loss related to fair value remeasurements of the warrants in the condensed consolidated statements of operations for the nine months ended September 30, 2021. The Company recorded $0.1 million and $0.2 million loss related to fair value remeasurements of the warrants for the three and nine months ended September 30, 2020.
The fair value of the Series D preferred stock that was converted from warrant liability at settlement was estimated using the PWERM framework and considered the same three scenarios and probability for each of the three scenarios used to value our common stock: OPM scenario (20%), as-converted SPAC scenario (70%), and as-converted IPO scenario (10%). Under the OPM scenario, the fair value of Series D convertible preferred stock was a direct output of the model used for the equity valuation of the Company and reflected the present value. Under the as-converted SPAC scenario, the present value of the Series D convertible preferred stock was estimated using the pre-money equity value. Under the as-converted IPO scenario, the Company applied the market-based approach and determined the fair value based on the average revenue multiples derived from our peer group.
NOTE 8 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 private warrants to purchase shares of Lucid’s common stock. The private warrants were initially recognized as a liability with a fair value of $812.0 million. The private warrants remained unexercised and were remeasured to fair value as of September 30, 2021, resulting in a loss of $24.8 million for the three and nine months ended September 30, 2021, classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations.
The 44,350,000 private warrants include the 14,783,333 Sponsor Earnback Warrants subject to the contingent forfeiture provisions. The first earnback triggering event was satisfied on September 29, 2021. As a result, the first tranche of the Sponsor Earnback Warrants, or 4,927,778 private warrants, were vested and no longer subject to the transfer restrictions and contingent forfeiture provisions. See Note 11 - Earnback Shares and Warrants for more information.
The fair value of the private warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model that takes into account the contract terms as well as the quoted price of the Company’s common stock in an active market. The volatility is based on the actual market activity of the Company’s peer group as well as the Company's historical volatility. The expected life is based on the remaining contractual term of the warrants, and the risk free interest rate is based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the warrants’ expected life. The level 3 fair value inputs used in the valuation were as follows:

	September 30, 2021	July 23, 2021
Fair value of private warrants per share	$18.92	$18.44
Volatility	75.00%	80.00%
Expected term (in years)	4.8	5.0
Risk-free rate	0.94%	0.72%
Dividend yield	—%	—%

The fair value of the private warrants that are subject to the contingent forfeiture provisions was estimated using a Monte-Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the private warrants, including the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the volume-weighted average trading sale price (the “VWAP”) thresholds within each simulation. The present value of the payoff in each simulation is calculated, and the fair value of the liability is determined by taking the average of all present values. The level 3 fair value inputs used in the valuation were as follows:

	September 30, 2021	July 23, 2021
Fair value of Tranche 1 with $20.00 VWAP threshold per share	$—	$18.16
Fair value of Tranche 2 with $25.00 VWAP threshold per share	$18.78	$18.07
Fair value of Tranche 3 with $30.00 VWAP threshold per share	$18.60	$17.92
Volatility	75.00%	80.00%
Expected term (in years)	4.8	5.0
Risk-free rate	0.94%	0.72%
Dividend yield	—%	—%
NOTE 9 – CONVERTIBLE PREFERRED STOCK
Convertible Preferred Stock
Upon the Closing of the Merger, all 1,155,909,367 shares of issued and outstanding convertible preferred stock were cancelled and converted into 1,155,909,367 shares of Lucid common stock based upon the conversion rate as calculated pursuant to Legacy Lucid’s memorandum and articles of association at the date and time that the Merger became effective. As of September 30, 2021, there were no issued and outstanding shares of convertible preferred stock.
In 2014 through April 2021, the Company had issued Series A, Series B, Series C, and Series D and Series E convertible preferred stock (“Series A,” “Series B,” “Series C,” “Series D,” “Series E,” respectively) (collectively, the “Convertible Preferred Stock”).

Convertible preferred stock was carried at its issuance price, net of issuance costs.
In September 2018, concurrent with the execution of the Security Purchase Agreement with PIF, the Company entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with Blitz Technology Hong Kong Co. Limited and LeSoar Holdings, Limited (the “Sellers”) to repurchase Series C convertible preferred stock. From September 2018 to December 31, 2019, the Company repurchased in aggregate 11,331,430 shares of Series C convertible preferred stock with $60.0 million at a per share price of $5.30 from the first and second Company repurchase.
Third Company Repurchase (Series C - August 2020)
In August 2020, the Company entered into a Stock Repurchase Agreement with the Sellers. Pursuant to the Stock Repurchase Agreement, the Company agreed to repurchase 9,656,589 shares of Series C convertible preferred stock owned by the Sellers in August 2020 at a price of $1.02 per share for total of $9.9 million. The carrying value of the repurchased Series C convertible preferred stock is $20.4 million. As such, the Company recognized $10.5 million in additional paid-in capital under stockholder’s equity in the consolidated balance sheet as of December 31, 2020 related to the difference in fair value and carrying value of the Series C stock repurchased.
Fourth Company Repurchase (Series C - December 2020)
In December 2020, the Company entered into a Stock Repurchase Agreement with Blitz Technology Hong Kong Co. Limited (“Blitz”).
The Company agreed to repurchase 1,850,800 Series C convertible preferred stock from Blitz at a price of $1.21 per share, aggregating to $2.2 million. As the carrying amount of each share of Series C was $2.42 aggregating to $4.5 million in September 2020, the Company recognized $2.2 million as additional paid-in capital under stockholders’ deficit in the condensed consolidated balance sheet as of December 31, 2020, related to the difference in fair value and carrying value of the Series C shares repurchased.

Fifth Company Repurchase (Series B - December 2020)
On December 22, 2020, the Company entered into an agreement with JAFCO Asia Technology Fund V (“JAFCO”) whereby the Company agreed to repurchase 3,525,332 Series B convertible preferred stock having a carrying value of $4.0 million, from JAFCO for a total consideration of $3.0 million. The agreement resulted in an extinguishment of the Series B convertible preferred stock and the Company recognized $1.0 million in additional paid-in capital being the difference in fair value of the consideration payable and the carrying value of the Series B convertible preferred stock. As of the date of extinguishment and as of December 31, 2020 the Series B convertible preferred stock subject to repurchase had been mandatorily redeemable within 45 days of the agreement and accordingly had been reclassified to other accrued liabilities on the consolidated balance sheets.
Series D Preferred Stock Issuance
In 2018, the Security Purchase Agreement with PIF granted PIF rights to purchase the Company’s Series D convertible stock at various tranches. The first tranche of $200.0 million had been issuable upon the approval of the PIF’s equity investment into the Company by CFIUS (refer to Note 6 – Contingent Forward Contracts). The second and third tranches of $400.0 million each had been issuable upon the Company’s satisfaction of certain milestones related to further development and enhancement in marketing, product, and administrative activities.
In April 2019, upon CFIUS’s approval of PIF’s equity investment into the Company, the Company received the first $200.0 million proceeds from PIF. In October 2019, the Company received additional $400.0 million upon achieving the first set of milestones. Together with the conversion of $272.0 million Convertible Notes and accrued interest, the Company issued 374,777,281 shares of Series D convertible preferred stock at a price of $2.33 per share, for net proceeds of approximately $872.0 million during the year ended December 31, 2019.
In March 2020, the Company received $200.0 million of the remaining $400.0 million in proceeds from PIF and issued 82,496,092 shares of Series D in exchange. In June 2020 the Company successfully satisfied certain of the second set of milestones related to further development and enhancement in marketing, product, and administrative activities, and received a waiver from PIF for the remaining milestones. The Company received the remaining $200 million proceeds in exchange for 82,496,121 shares of Series D convertible preferred stock.
See activities related to the PIF Convertible Notes and Series D convertible preferred stock funding as below (in thousands):

Conversion of Convertible Notes	$271,985
Series D received in April 2019	200,000
Series D received in October 2019	400,000
Series D received in March 2020	200,000
Series D received in June 2020	200,000
Contingent forward contract liability reclassified to Series D	39,564
Conversion of preferred stock warrant to Series D in February 2021	3,000
Reclassification of preferred stock warrant liability to Series D in February 2021	9,936
Total proceeds of Series D	$1,324,485
Series E convertible preferred stock Issuance
In September 2020 the Company entered into an arrangement with Ayar to issue and sell Series E convertible preferred stock pursuant to a securities purchase agreement (the “SPAE”). Along with the execution of the SPAE, the Company granted Ayar the right to purchase additional Series E convertible preferred stock upon the Company’s satisfaction of certain milestones in November 2020. The Company determined Ayar’s right to participate in future Series E convertible preferred stock financing to be freestanding, similar to a derivative in the form of contingent forward contracts, and recorded the initial valuation of $0.8 million as a contingent forward contract liability. The contingent forward contract terms were included within the SPAE, which dictated a price of $2.99 per share of Series E convertible preferred stock. The Company needed to satisfy two sets of milestone conditions relating to further development and enhancement in marketing, product, and administrative activities for Ayar to provide funding under the SPAE.

Immediately upon closing of the SPAE, the Company received the full first tranche of $500.0 million in funding in exchange for 167,273,525 Series E convertible preferred stock as the requirement for the first milestones were met prior to execution of the purchase agreement. Subsequently, the Company successfully satisfied certain of the second set of milestones and received a waiver from PIF for the remaining milestones; and on December 24, 2020, the investor provided $400.0 million of funding in exchange for 133,818,821 shares as the final issuance of Series E convertible preferred stock related to the second milestones. Upon final settlement, the Company re-valued the liability associated with the contingent forward contract to the then fair value of $110.5 million from a contingent liability of $0.8 million and derecognized the liability as the contract was settled in its entirety. The Company recognized the increase in fair value of $109.7 million in the condensed consolidated statements of operations and reclassified the liability into convertible preferred stock on the Company’s consolidated balance sheets as of December 31, 2020.
In February 2021, the Company and Ayar entered into Amendment No. 1 to the original Series E Preferred Stock Purchase Agreement (“Amendment No. 1”). Under the Amendment No. 1, Ayar and the Company agreed to enter into the third closing of additional 133,818,821 shares of Series E convertible preferred stock at $2.99 per share, aggregating to $400.0 million. Upon the signing of the Amendment No. 1, the Company received the issuance proceeds of $400.0 million from Ayar in February 2021.
Amendment No. 1 also allowed the Company to provide an opportunity to all current convertible preferred stockholders other than Ayar (“Eligible Holders”) to enter into the fourth closing to purchase up to 23,737,221 shares of Series E convertible preferred stock on a pro rata basis at $2.99 per share, aggregating to $71.0 million. In addition, the amendment allowed the Company to offer for purchase at the fourth closing at $2.99 per share, a number of Series E Preferred Stock to senior management employees, directors, consultants, advisors and/or contractors of the Company (“Additional Purchasers”). The aggregate number of Series E Preferred Stock sold at the third closing and fourth closing would not exceed 200.7 million shares (“Extension Amount”). Ayar committed to purchase the entire Extension Amount to the extent not subscribed by Eligible Holders or Additional Purchasers.
In April 2021, the Company issued 66,909,408 Series E convertible preferred stock from the fourth closing at $2.99 per share for cash consideration of $200.0 million. The Company received $107.1 million of the entire cash consideration in March 2021, and the remaining $92.9 million in April 2021. The Company issued Offer Notices to certain of the Company’s management and members of the Board of Directors in March 2021 and April 2021. The Series E convertible preferred stock issued from the fourth closing included 3,034,194 shares to the Company’s management and 1,658,705 shares to members of the Board of Directors. The total issuance to the Company’s management includes 535,275 shares offered to the CEO in April 2021. The offer to employees to participate in a future Series E convertible preferred stock financing represented a fully vested, equity classified award. The excess of the award’s fair value over the purchase price of $123.6 million on each recipient’s grant date during the nine months ended September 30, 2021 was recorded as stock-based compensation.
Along with the execution of Amendment No. 1, the Company also increased the authorized number of common shares and convertible preferred stock to 1,316,758,889 and 1,155,909,398 stock, respectively.

As of December 31, 2020, the Company had the following convertible preferred stock, par value of $0.0001 per share, authorized, and outstanding (in thousands, except share and per share amounts):

As of December 31, 2020
Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Net Carrying Value	Conversion Per Share to Common Stock	Liquidation Per Share Amount	Liquidation Amount
Series A	32,045,280	32,045,280	$11,925	$0.38	$0.38	$12,120
Series B*	24,677,332	24,677,332	23,740	1.13	1.13	28,000
Series C	82,414,075	59,575,253	137,475	2.42	2.42	144,432
Series D	618,720,748	539,769,493	1,311,548	2.33	3.64	1,963,912
Series E	301,092,345	301,092,346	1,009,388	2.99	4.48	1,349,449
Total	1,058,949,780	957,159,704	$2,494,076			$3,497,913
*As of December 31, 2020, 3,525,332 Series B convertible preferred stock at aggregate fair value of $3.0 million were extinguished and reclassified to other accrued liabilities, with cash settlement occurring in January 2021.

The significant rights and preferences of the outstanding convertible preferred stock through the Closing of the Merger are as follows:
Dividends—Through the Closing Date, Holders of Series A, Series B, and Series C had been entitled to receive noncumulative dividends at an annual rate of $0.03, $0.09, $0.19 per share, respectively. Holders of Series D and Series E had been entitled to receive noncumulative dividends at the rate of 8% of the Series D and Series E Original Issue Price (as adjusted for any Stock Split Change) per annum on each outstanding share of Series D and Series E through the Closing Date. Such dividends had been payable when and if declared by the Company’s board of directors (the “Board of Directors”). No other dividends would have been paid on any common or convertible preferred stock until such dividends on Series A, Series B, Series C, Series D and Series E had been paid or declared by the Board of Directors. Through the Closing Date, no dividends had been declared.
Liquidation Preference—Until the Closing Date, in the event of any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a Liquidation Event), before any distribution or payment would have been made to holders of common stock, each holder of convertible preferred stock then outstanding would have been entitled to be paid, pro rata, out of the assets of the Company available for distribution to members, whether from capital, surplus, or earnings, in the sequence of Series E, Series D, Series C, Series B and Series A, an amount equal to one and one-half times (1.5x), one and one-half times (1.5x), one time (1x), one time (1x), one time (1x) of the Series E, Series D, Series C, Series B, and Series A original issue price per share (as adjusted for Share Split Changes), plus all declared and unpaid distributions thereon.
Voting Rights—Until the Closing Date, the holders of Series A, Series B, Series C, Series D and Series E convertible preferred stock had been entitled to the number of votes equal to the number of common stock into which such convertible preferred stock had been convertible, and with respect to such vote, such holder had been to full voting rights and powers equal to the voting rights and powers of the holders of common stock, and had been entitled, notwithstanding any provision hereof, to notice of any shareholders’ meeting in accordance with our bylaws. The holders of convertible preferred stock and the holders of common stock had been entitled to vote together and not as separate classes.
Conversion—Until the Closing Date, each Series A, Series B, Series C, Series D and Series E convertible preferred stock had been convertible, at the option of the holder, into one fully paid nonassessable common stock. The conversion formula had been adjusted for such events as dilutive issuances, stock splits, or business combinations. Each share of Series A, Series B, Series C, Series D and Series E convertible preferred stock had been automatically converted into one share of common stock at the applicable conversion price upon the earlier of (1) vote or written consent of the holders of at least 66.67% of the outstanding Series A, Series B, Series C, Series D or 50% for Series E convertible preferred stock, as applicable (each calculated on an as-converted basis), voting as a class, or (2) immediately before the closing of the Company’s sale of its common stock in a firm commitment underwritten public offering on a U.S. national securities exchange or other internationally recognized securities exchange, which had been reflected a pre-offering market capitalization in excess of $2.5 billion and which had resulted in gross proceeds to the Company of at least $200.0 million (before payment of underwriters’ discounts, commissions and offering expenses) (such transaction, a “Qualified IPO”).
Antidilution Adjustment—Until the Closing Date, subject to certain exceptions, if the Company had issued additional common stock without consideration or for a consideration per share, less than the conversion price with respect to such series of the convertible preferred stock in effect immediately before the issuance of such additional shares, the conversion price of such series of convertible preferred stock in effect immediately before each such issuance had been automatically adjusted. The new conversion price for such series of convertible preferred stock had been determined by multiplying the conversion price for such series of convertible preferred stock then in effect by a fraction, the numerator of which had been the number of common stock outstanding immediately before such issuance, plus the number of shares that the aggregate consideration received by the Company for such issuance would purchase at such conversion price then in effect, and the denominator of which had been the number of common stock outstanding immediately before such issuance, plus the number of such additional common stock to be issued.
NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of September 30, 2021, there were no issued and outstanding shares of preferred stock.

Common Stock
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 425,395,023 new shares of common stock upon the Closing. The Company also converted all 1,155,909,367 shares of its issued and outstanding convertible preferred stock into 1,155,909,367 new shares of common stock as of the Closing of the Merger based upon the conversion rate as calculated pursuant to Legacy Lucid’s memorandum and articles of association. Immediately following the Merger, there were 1,618,621,534 shares of common stock outstanding with a par value of $0.0001. The holder of each share of common stock is entitled to one vote.

Common Stock Warrants

On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 41,400,000 publicly-traded warrants to purchase shares of its common stock. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The public warrants were exercisable as of August 22, 2021 and expire on July 23, 2026, if not yet exercised by the holder or redeemed by the Company.

During the three and nine months ended September 30, 2021, an aggregate of 32,082,532 public warrants were exercised, of which 17,015,311 were exercised on a cashless basis. The aggregate cash proceeds received from the exercise of these public warrants were $173.3 million. A summary of activity of the Company’s issued and outstanding public warrants is as follows:

September 30, 2021
Public warrants issued in connection with Merger on July 23, 2021	41,400,000
Number of public warrants exercised	(32,082,532)
Issued and outstanding public warrants as of September 30, 2021	9,317,468

On September 8, 2021 the Company issued a redemption notice to the holders of the public warrants pursuant to which the Company would redeem any remaining issued and outstanding warrants at a price of $0.01 per warrant at the scheduled redemption date. Upon the redemption notification, holders of the public warrants only had the right to exercise their outstanding warrants prior to the scheduled redemption date on a cashless basis. On October 14, 2021, the Company extended the redemption date to October 29, 2021. Subsequent to September 30, 2021 and prior to the conclusion of the redemption notice period on October 29, 2021, an aggregate of 8,951,665 public warrants were exercised on a cashless basis. At the conclusion of the redemption notice period on October 29, 2021, the remaining 365,803 public warrants issued and outstanding were redeemed at price of $0.01 per warrant.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020
Convertible preferred stock (on an as-converted basis)	—	957,159,704
Convertible preferred stock warrant (on an as-converted basis)	—	1,546,799
Private warrants to purchase common stock	44,350,000	—
Public warrants to purchase common stock	9,317,468	—
Stock options outstanding	67,013,622	70,675,318
Restricted stock units outstanding	43,183,277	—
Shares available for future grants under equity plans	12,894,374	10,526,235
Total shares of common stock reserved	176,758,741	1,039,908,056
NOTE 11 – EARNBACK SHARES AND WARRANTS

During the period between the Closing and the five-year anniversary of the Closing, the Churchill Sponsor has subjected the 17,250,000 Sponsor Earnback Shares of issued and outstanding common stock and 14,783,333 Sponsor Earnback Warrants of issued and outstanding private warrants to potential forfeiture to Lucid for no consideration until the occurrence of each tranche’s respective earnback triggering event. The 17,250,000 Sponsor Earnback Shares are comprised of three separate tranches of 5,750,000 shares per tranche. The 14,783,333 Sponsor Earnback Warrants are comprised of three separate tranches of (i) 4,927,778 warrants, (ii) 4,927,778 warrants, and (iii) 4,927,777 warrants. The earnback triggering events for the three respective tranches of the Sponsor Earnback Shares and Sponsor Earnback Warrants will be met upon the earlier of (i) the date on which the volume-weighted average trading sale price of one share of our common stock quoted on Nasdaq is greater than or equal to $20.00, $25.00, and $30.00, respectively, for any 40 trading days within any 60 consecutive trading day period or (ii) a change in control of Lucid pursuant to which stockholders of Lucid have the right to receive consideration implying a value per share greater than or equal to $20.00, $25.00, and $30.00, respectively.

The earnback triggering events were determined to be indexed to the Company’s common stock as the earnback triggering events are measured on a dilutive basis.

The first earnback triggering event related to achieving a volume-weighted average trading sale price greater than or equal to $20.00 for any 40 trading days within any 60 consecutive trading day period was satisfied on September 29, 2021. As a result, the first tranche of the Sponsor Earnback Shares and Sponsor Earnback Warrants, or 5,750,000 shares of common stock and 4,927,778 private warrants respectively, were vested and no longer subject to the transfer restrictions and contingent forfeiture provisions.

NOTE 12 – STOCK-BASED AWARDS
Legacy Lucid 2021 Stock Incentive Plan
In January 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the Company’s 2014 Plan. The 10,526,235 shares reserved for future issuance under the 2014 Plan were removed and added to the share reserve under the 2021 Plan. The 2021 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted shares, restricted stock units (“RSU”), share appreciation rights, performance based awards and cash based awards to the Company’s employees, directors, and consultants.
Lucid 2021 Stock Incentive Plan and ESPP Addendum
In July 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Incentive Plan (the “2021 Incentive Plan”), which includes an employee stock purchase plan as an addendum (the “ESPP Addendum”). The 2021 Incentive Plan replaced the 2021 Plan. The 2021 Incentive Plan provides for the grant of restricted shares, non-qualified stock options, incentive stock options, unrestricted shares, stock appreciation rights, restricted stock units and cash awards. Shares of common stock underlying awards that are forfeited or cancelled generally are returned to the pool of shares available for issuance under the 2021 Incentive Plan.
The ESPP Addendum authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. The offering dates and purchase dates for the ESPP Addendum are determined at the discretion of the Company’s board of directors. As of September 30, 2021, the Company had not yet launched its ESPP Addendum.
The number of shares of common stock that remain available for issuance under the 2021 Incentive Plan, including the ESPP Addendum, was 12,894,374 as of September 30, 2021.
Stock Options
The Company’s outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest. Incentive stock options and non-statutory options generally vest over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance—December 31, 2020	70,675,318	$0.84	7.8	$647,218
Options granted	8,402,925	2.85
Options exercised	(8,966,272)	0.69
Options canceled	(3,098,349)	1.68
Balance—September 30, 2021	67,013,622	$1.07	6.8	$1,628,923
Options vested and exercisable September 30, 2021	41,932,824	$0.75	5.7	$1,032,660
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of common shares. The aggregate intrinsic value of options exercised was approximately $152.8 million for the nine months ended September 30, 2021, and $3.4 million for the nine months ended September 30, 2020.

The total fair value of stock options granted during the nine months ended September 30, 2021 and 2020, was approximately $24.0 million and $16.1 million, respectively, which is recognized over the respective vesting periods. The total fair value of stock options vested during the nine months ended September 30, 2021 and 2020, was approximately $4.7 million and $3.1 million, respectively.
The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the assumptions the Company utilized to record compensation expense for stock options granted during the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average volatility	—%	50.4%	41.9%	65.2%
Expected term (in years)	0.0	5.8	5.9	5.9
Risk-free interest rate	—%	1.6%	0.6%	0.9%
Expected dividends	$—	$—	$—	$—
Restricted Stock Unit

A summary of RSU award activity is as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2020	—	—	—	$—
Granted	27,500,001	16,024,411	43,524,412	19.41
Cancelled/Forfeited	(341,135)	—	(341,135)	22.79
Nonvested balance as of September 30, 2021	27,158,866	16,024,411	43,183,277	$19.38
Time-based RSUs vest based on a performance condition and a service condition. The performance condition was satisfied upon the Closing of the Merger, and the service condition will be met generally over 4.0 years. The Company granted 13,834,748 shares of the time-based RSUs to the CEO that will vest in sixteen equal quarterly installments beginning on December 5, 2021, subject to continuous employment. The service condition for 25% of the Company’s non-CEO RSUs will be satisfied 375 days after the Closing. The remaining RSUs will be satisfied in equal quarterly installments thereafter, subject to continuous employment. The fair value of these time-based RSUs was measured using the fair value of the Company’s common stock on the date of the grant, as based on the market price of Churchill’s stock adjusted for the expected exchange ratio at the time, and discounted for lack of marketability.
All performance-based RSUs are granted to the CEO. The CEO performance RSUs will vest subject to the performance and market conditions. The performance condition was satisfied upon the Closing. The market conditions will be satisfied and vest in five tranches based on the achievement of market capitalization goals applicable to each tranche over a six-month period subject to the CEO’s continuous employment through the applicable vesting date. Any CEO performance RSUs that have not vested within five years after the Closing will be forfeited. As of September 30, 2021, none of the market capitalization goals had been achieved. The fair value of these performance-based RSUs was measured on the grant date, March 27, 2021, using a Monte Carlo simulation model, with the following assumptions:

Weighted average volatility	60.0%
Expected term (in years)	5.0
Risk-free interest rate	0.9%
Expected dividends	—
The Company recognizes compensation expense on a graded vesting schedule over the requisite vesting period for the time-based awards and over the derived service period for the CEO performance RSUs. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award.

Stock-Based Compensation Expense

Total employee and nonemployee stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020, is classified in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$59,196	$679	$85,899	$2,072
Selling, general and administrative	177,760	597	280,301	1,185
Total	$236,956	$1,276	$366,200	$3,257
Total stock-based compensation expense for the three and nine months ended September 30, 2021 includes $235.6 million stock-based compensation expense related to the RSUs. The nine months ended September 30, 2021 also includes $123.6 million stock-based compensation expense related to the Series E convertible preferred stock issuances in March 2021 and April 2021. Refer to Note 6 “Contingent Forward Contracts” and Note 9 “Convertible Preferred Stock” for more information.

The unamortized share-based compensation related to awards that are not vested was $732.2 million as of September 30, 2021, and weighted average remaining amortization period as of September 30, 2021 was 2.7 years.

NOTE 13 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment, vehicles, and solar energy systems, worldwide. The Company has determined if an arrangement is a lease, or contains a lease, including embedded leases, at inception and records the leases in the Company’s financial statements upon later of ASC 842 adoption date of January 1, 2021, or lease commencement, which is the date when the underlying asset is made available for use by the lessor.
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our assessed lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain operating leases provide for annual increases to lease payments based on an index or rate. The Company estimates the annual increase in lease payments based on the index or rate at the lease commencement date, for both the Company’s historical leases and for new leases commencing after January 1, 2021. Differences between the estimated lease payment and actual payment are expensed as incurred. Lease expense for finance lease payments is recognized as amortization expense of the finance lease ROU asset and interest expense on the finance lease liability over the lease term.
The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s consolidated balance sheet (in thousands):

As of September 30, 2021
Operating leases:
Operating lease right-of-use assets	$143,782

Other current liabilities	$14,611
Other long-term liabilities	169,433
Total operating lease liabilities	$184,044

Finance leases:
Property, plant and equipment, net	7,825
Total finance lease assets	$7,825

Finance lease liabilities, current portion	$3,268
Finance lease liabilities, net of current portion	4,687
Total finance lease liabilities	$7,955

The components of lease expense are as follows within the Company’s consolidated statement of operations (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease expense:
Operating lease expense(1)	$8,261	$21,811
Variable lease expense	595	1,754

Finance lease expense:
Amortization of leased assets	$800	$2,032
Interest on lease liabilities	115	328
Total finance lease expense	$915	$2,360
Total lease expense	$9,771	$25,925
(1)Includes short-term leases, which are immaterial.
Other information related to leases where the Company is the lessee is as follows:

As of September 30, 2021
Weighted-average remaining lease term (in years):
Operating leases	7.9
Finance leases	2.4

Weighted-average discount rate:
Operating leases	11.20%
Finance leases	6.10%
Supplemental cash flow information related to leases where the Company is the lessee is as follows (in thousands):

Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,516
Operating cash flows from finance leases (interest payments)	328
Financing cash flows from finance leases	1,915
Leased assets obtained in exchange for new operating lease liabilities	61,497
Leased assets obtained in exchange for new finance lease liabilities	70,756
As of September 30, 2021, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
Three months ending September 30, 2021	$8,969	$939
2022	35,539	3,586
2023	35,043	3,234
2024	35,400	769
2025	34,484	—
Thereafter	132,938	—
Total minimum lease payments	282,373	8,528
Less: Interest	(98,329)	(573)
Present value of lease obligations	184,044	7,955
Less: Current portion	14,611	3,268
Long-term portion of lease obligations	$169,433	$4,687

As previously reported in the Company’s audited financial statements for the year ended December 31, 2020 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$25,490	$1,729
2022	28,837	1,547
2023	27,633	1,174
2024	28,207	9
2025	27,474	—
Thereafter	116,155	—
Total minimum lease payments	$253,796	4,459
Less: Interest		(1,202)
Present value of lease obligations		3,257
Less: Current portion		(1,261)
Long-term portion of lease obligations		1,996
NOTE 14 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of September 30, 2021, and December 31, 2020, the Company had $363.0 million and $406.1 million in commitments related to the Arizona manufacturing plant and equipment. This represents future expected payments on open purchase orders entered into as of September 30, 2021, and December 31, 2020.
The Company entered into a non-cancellable purchase commitment to purchase battery cells over the next 3 years with various vendors. Battery cell costs can fluctuate from time to time based on, among other things, supply and demand, costs of raw materials, and purchase volumes. The estimated purchase commitment as of September 30, 2021 is as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2021 (remainder of the year)	$104,370
2022	202,400
2023	202,400
Total	$509,170
In recognition of the CEO’s efforts on the Merger, the board of directors approved a $2 million transaction bonus payable to the CEO subject to certain conditions. The transaction bonus was paid to the CEO during the three months ended September 30, 2021.

Legal Matters
From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company. However, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. There is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2021.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases and utilities infrastructure in the amount of $29.9 million and $15.5 million as of September 30, 2021 and December 31, 2020, respectively, for which no liabilities are recorded on the condensed consolidated balance sheets.
NOTE 15 - INCOME TAXES
The Company's provision from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% because the entity is in a year-to-date and forecasted loss position; therefore, any taxes reported are due to foreign income taxes and state minimum taxes.
The Company recorded an income tax provision of $0.0 million for the three and nine months ended September 30, 2021, as compared to an income tax benefit of $0.1 million and $0.2 million for the same periods in the prior year. This resulted in an effective tax rate of 0.0% for the three and nine months ended September 30, 2021, and the same periods prior year.
As of September 30, 2021, and December 31, 2020, the Company had unrecognized tax benefits of $65.6 million and $42.9 million, of which $2.6 million, if recognized for both periods, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.
On June 29, 2020, the California governor signed into law the 2020 Budget Act, which temporarily suspends the utilization of net operating losses and limits the utilization of the research credit to $5.0 million annually for 2020, 2021 and 2022. The Company is continuing to assess the 2020 Budget Act, but currently does not expect any material impact to the condensed consolidated financial statements.
NOTE 16 - NET LOSS PER SHARE
The weighted-average number of shares of common stock outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger. Shares of common stock issued as a result of the conversion of Legacy Lucid convertible preferred stock in connection with the Closing have been included in the basic net loss per share calculation on a prospective basis.

Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(524,403)	$(161,237)	$(1,534,081)	$(408,105)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	(2,167,332)	—
Net loss attributable to common stockholders	$(524,403)	$(161,237)	$(3,701,413)	$(408,105)

Weighted-average shares outstanding—basic and diluted	1,217,032,285	24,279,817	432,654,607	20,889,062

Net loss per share:
Basic and diluted	$(0.43)	$(6.64)	$(8.56)	$(19.54)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

Excluded Securities	September 30, 2021	September 30, 2020
Convertible preferred stock (on an as-converted basis)	—	825,191,683
Convertible preferred stock warrants (on an as-converted basis)	—	1,546,799
Private warrants to purchase common stock	34,494,445	—
Public warrants to purchase common stock	9,317,468	—
Options outstanding to purchase common stock	67,013,622	65,641,710
RSUs outstanding	27,158,866	—
Total	137,984,401	892,380,192
The 11,500,000 shares and 9,855,555 shares of common stock equivalents subject to the remaining Sponsor Earnback Shares and Sponsor Earnback Warrants, respectively, are excluded from the anti-dilutive table above as of September 30, 2021 as the underlying shares remain contingently issuable as the earnback triggering events have not been satisfied. The 16,024,411 shares of common stock equivalents subject to RSUs are also excluded from the anti-dilutive table above as of September 30, 2021 as the underlying shares also remain contingently issuable since the market conditions have not been satisfied.
NOTE 17 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contribution to the 401(k) Plan for the nine months ended September 30, 2021 and 2020.
NOTE 18 - RELATED PARTY TRANSACTIONS
Public Investment Fund Internship Agreement
In July 2021, we entered into an agreement with PIF, the parent entity of Ayar, our majority stockholder, to implement a recruitment and talent development program pursuant to which we agreed to evaluate, employ and train participants nominated by PIF during six-month internships, and PIF agreed to reimburse us for expenses related to participant wages, visa fees, medical insurance, airfare and housing incurred by us. We expect to be reimbursed by PIF in an aggregate of $1 million in 2022 for such expenses. No reimbursement was received through September 30, 2021.
NOTE 19 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2021, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.
On September 8, 2021, the Company announced that it would redeem (the “Redemption”) all of its public warrants that remained outstanding on October 8, 2021 (the “Initial Redemption Date”), for a redemption price of $0.01 per public warrant (the “Redemption Price”). In connection with the Redemption, the Company elected to require that any exercises of public warrants be made on a “cashless” basis, entitling each warrant holder to receive 0.4458 of a share of the Company’s common stock for each public warrant surrendered for exercise. Pursuant to the terms of the public warrants, any public warrants that were not exercised prior to the Initial Redemption Date were reduced to the right to receive the Redemption Price.
On October 13, 2021, the public warrants were delisted from The Nasdaq Stock Market (“Nasdaq”).
On October 14, 2021, the Company extended the redemption date of its public warrants to October 29, 2021. Subsequent to September 30, 2021 and prior to the conclusion of the redemption notice period on October 29, 2021, an aggregate of 8,951,665 public warrants were exercised on a cashless basis. At the conclusion of the redemption notice period on October 29, 2021, the remaining 365,803 public warrants issued and outstanding were redeemed at price of $0.01 per warrant.

In October 2021, the Company repurchased an aggregate of 857,825 shares of its common stock from certain individuals (the “Individual Sellers”) who were directors and employees of the Company’s predecessor, Atieva, Inc. (“Atieva”) (such transactions, the “Repurchases”). The repurchase price was $24.15 per share, which was equal to the average closing price of the Company’s common stock on the Nasdaq Global Select Market for the three trading day period ending on and including October 6, 2021, the second trading day prior to the date of the Repurchases. The Repurchases were effected solely to allow the Individual Sellers to satisfy certain tax obligations (including tax withholding obligations of the Company) incurred in connection with such Individual Sellers’ purchase of shares of Series E Preferred Stock from Atieva on April 2, 2021. The Company applied the proceeds received from the repurchases to the applicable U.S. tax authorities to satisfy tax obligations. The Company is accounting for the repurchased shares as treasury stock.
The Individual Sellers include Peter Rawlinson, a director of the Company and the Company’s Chief Executive Officer and Chief Technology Officer, from whom the Company repurchased 178,796 shares; Eric Bach, the Company’s Senior Vice President, Product and Chief Engineer, from whom the Company repurchased 195,557 shares; Michael Bell, the Company’s Senior Vice President, Digital, from whom the Company repurchased 33,526 shares; and Tony Posawatz, a director of the Company, from whom the Company repurchased 14,511 shares.
In October 2021, the Company entered into a purchase commitment with a vendor to purchase battery cells over the next 8 years pursuant to which the Company will need to make non-cancellable prepayments in five installments for a total aggregate amount of $148.0 million.
In October 2021, the Company entered into new retail lease agreements for various locations. The leases commenced in October 2021 and will expire on or before May 2029. Under the lease agreements, the Company will pay base rent from $0.3 million to $0.6 million annually.
In late October 2021, reservation holders of Lucid Air Dream Edition models began receiving their vehicles, with customer deliveries ramping up thereafter.
In early November 2021, enrollment began in the Lucid Group, Inc. 2021 Employee Stock Purchase Plan.
In November 2021, our compensation committee approved the payment of annual cash bonuses for 2021 to certain executive officers in view of the successful achievement of the start of production and start of customer deliveries of the Lucid Air, as well as their respective contributions to the Company’s overall success in 2021, as follows: Mr. Rawlinson will receive $400,000, Mr. Bach will receive $282,000, Ms. House will receive $166,000 Mr. Bell will receive $268,000, and Mr. Smuts will receive $81,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that Lucid management believes is relevant to an assessment and understanding of Lucid’s consolidated results of operations and financial condition as of September 30, 2021 and for the three and nine months ended September 30, 2021. The discussion should be read together with the consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, the related notes that are included elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”), and the final prospectus and definitive proxy statement (the “Proxy Statement/Prospectus”) filed on June 25, 2021 with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933 (the “Securities Act”), as amended. This discussion may contain forward-looking statements based upon Lucid’s current expectations, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Overview
We are a technology and automotive company with a mission to inspire the adoption of sustainable transportation by creating the most captivating luxury electric vehicles centered around human experience. Our focus on in-house technological innovation and a “clean sheet” approach to engineering and design have led to the development of our groundbreaking electric vehicle, the Lucid Air, which has gone into production.
The Lucid Air is a luxury electric sedan that redefines both the luxury car segment and the electric vehicle space. Through miniaturization of the key drive-train components, the Lucid Air is designed to deliver compelling performance and interior space with an exterior that is reminiscent of a high-performance sports car. We believe our drivetrain and battery pack technologies are significant differentiators and our battery technology has been driven more than twenty million real-world miles since Lucid’s inception. With our 900V+ electrical architecture, we expect that some variants of the Lucid Air will be able to achieve sufficient charge in approximately 20 minutes to travel 300 miles and have travel range in excess of 500 miles on a single charge. The Lucid Air is expected to be available in a variant with over 1,000 horsepower and the ability to travel from zero to 60 miles per hour in less than 2.5 seconds. We are also the supplier of battery technology for the premier EV racing series. We believe the Lucid Air will establish the bar for excellence across future Lucid products and experiences by fusing art and science to capture the potential of electrification.
The Lucid Air is manufactured in-house at our greenfield purpose-built electric vehicle manufacturing facilities in Casa Grande, Arizona, named Advanced Manufacturing Plant-1 (“AMP-1”) and Lucid Powertrain Manufacturing Plant (“LPM-1”). Upon completion of our facilities, our manufacturing footprint in Casa Grande is expected to exceed 5 million square feet on 495 acres. Our AMP-1 facility is designed with an initial output capacity to produce up to 34,000 vehicles annually. We started our production of the Lucid Air utilizing our AMP-1 facility in September. In late October 2021, reservation holders of Lucid Air Dream Edition models began receiving their vehicles, with customer deliveries ramping up thereafter.
We expect to launch additional vehicles over the coming decade. We have already commenced engineering and design work for Project Gravity, a luxury SUV that is expected to leverage the same platform and many of the technological advancements developed for the Lucid Air. We expect to begin production of Project Gravity at the end of 2023. After the Lucid Air and Project Gravity, we plan to leverage our technological and manufacturing advancements to develop and manufacture progressively more affordable vehicles in higher volumes. We further believe that our battery systems expertise positions us to produce compelling stationary energy storage system (“ESS”) products. ESS is a technologically adjacent opportunity which can leverage the modular design of our battery packs and our extensive experience with battery pack and battery management systems.
We plan to sell our vehicles directly to consumers through both our retail store or gallery locations, which we refer to as “Studios,” and our online purchasing platform as we believe the direct-to-consumer sales model reflects today’s changing customer preferences. We believe that our direct-to-consumer sales model, combined with a digitally enhanced luxury experience through our website and a refined in-store experience, creates opportunities to tailor to each customer’s purchase and ownership preferences. As of September 30, 2021, we have opened nine retail stores and expect additional stores and service centers to open in North America throughout 2021. We believe in owning our sales and service network in order to control our customers’ experience throughout their journey with us. We are also in the process of establishing an in-house service footprint through brick-and-mortar service centers in various geographies and a planned mobile service fleet. In order to deliver excellent in-house and mobile services to our customers, we also plan to have an approved list of vetted and specially trained body shop technicians.

Our revenue to date has been generated primarily from the sales of battery pack systems, supplies and related services. Through September 30, 2021, we had not sold any vehicles. We began commercial sales of Lucid Air Dream Edition in late October 2021. We incurred net losses of $524.4 million and $161.2 million for the three months ended September 30, 2021 and 2020, respectively, $1.5 billion and $408.1 million for the nine months ended September 30, 2021 and 2020, respectively, and $719.4 million and $277.4 million for the years ended December 31, 2020 and 2019, respectively. We expect to incur significant net losses for the foreseeable future. We plan to make significant investments in capital expenditures to build and expand our manufacturing, sales and service facilities, hire a commercial sales team, and continue to invest in research and development. We expect that our existing cash and cash equivalents will be sufficient to meet our capital expenditure and working capital requirements for a period of at least twelve months from the date of this Report.
Recent Developments
Closing of the Merger

On the Closing Date, Churchill and Lucid consummated the Merger. Pursuant to the Merger Agreement, Lucid became a wholly owned subsidiary of Churchill and Churchill was immediately renamed “Lucid Group, Inc.” Upon the consummation of the Merger in connection with the Merger Agreement, all holders of 451,295,965 issued and outstanding Legacy Lucid common stock received shares of Lucid common stock at a deemed value of $10.00 per share after giving effect to the exchange ratio of 2.644 (the “Exchange Ratio”) resulting in 1,193,226,511 shares of Lucid common stock issued and outstanding as of the Closing and all holders of 42,182,931 issued and outstanding Legacy Lucid equity awards received Lucid equity awards covering 111,531,080 shares of Lucid common stock at a deemed value of $10.00 per share after giving effect to the Exchange Ratio.
The Merger has been accounted for as a reverse recapitalization under U.S. GAAP. Under this method of accounting, Churchill has been treated as the acquired company for financial reporting purposes. The reverse recapitalization accounting treatment was primarily determined based on the stockholders of Legacy Lucid having a relative majority of the voting power of Lucid and having the ability to nominate the majority of the members of the Lucid board of directors, senior management of Legacy Lucid comprise the senior management of Lucid, and the strategy and operations of Legacy Lucid prior to the Merger comprise the only ongoing strategy and operations of Lucid. Accordingly, for accounting purposes, the financial statements of Lucid represent a continuation of the financial statements of Legacy Lucid with the Merger being treated as the equivalent of Legacy Lucid issuing shares for the net assets of Churchill, accompanied by a recapitalization. The net assets of Churchill were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy Lucid and the accumulated deficit of Legacy Lucid has been carried forward after Closing.
All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization.
In connection with the Closing, the Company raised $4,439.2 million of gross proceeds, including the contribution of $2,070.1 million of cash held in Churchill’s trust account from its initial public offering along with $2,500.0 million of cash raised by Churchill in connection with the PIPE Investment and $0.4 million of cash held in the Churchill operating cash account. The gross proceeds were net of $0.2 million paid to redeem 21,644 shares of Churchill Class A common stock held by public stockholders and $131.4 million in costs incurred by Churchill prior to the Closing. The Company additionally incurred $38.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $36.2 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $2.7 million was expensed in the condensed consolidated statements of operations. The total net cash proceeds to the Company were $4,400.3 million. We intend to use the net proceeds for future capacity expansion, general corporate purposes and to meet our working capital needs.
See Note 1 - Description of Business and Note 3 - Reverse Recapitalization in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. The Lucid Air is designed with race-proven battery pack technologies and robust performance together with a sleek exterior design and expansive interior space given our miniaturized key drivetrain components. We anticipate consumer demand for the Lucid Air based on its luxurious design, high-performance technology and sustainability leadership, and the growing acceptance of and demand for electric vehicles as a substitute for gasoline-fueled vehicles. We have received significant interest in the Lucid Air from potential customers. Through September 30, 2021, we have refundable reservations that reflect potential sales greater than $1,300.0 million.

Direct-to-Consumer Model
We plan to operate a direct-to-consumer sales and service model, which we believe will allow us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to incur significant expenses in our sales and marketing operations as we prepare for commercialization of the Lucid Air, including to open Studios, hire a sales force, invest in marketing and brand awareness, and stand up a service center operation. As of September 30, 2021, we had opened nine Studios, four locations in California, two locations in Florida, one location in New York, one location in Illinois and one location in Arizona. By the end of 2021, we expect to open additional Studios and service centers in North America. We also intend to hire additional sales, customer service, and service centers personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we plan to manufacture and sell.
Establishing Manufacturing Capacity
Achieving commercialization and growth for each generation of electric vehicles requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the United States and internationally. We expect our capital expenditures to increase each year through 2023 as we continue our phased construction of our AMP-1 and LPM-1 facilities and international expansion and then to decrease in the subsequent years. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new electric vehicles, our ability to achieve sales and experience customer demand for our vehicles at the levels we anticipate, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.
Technology Innovation
We develop in-house battery and powertrain technology, which requires us to invest a significant amount of capital in research and development. The electric vehicle market is highly competitive and includes both established automotive manufacturers and new entrants. To establish market share and attract customers from competitors, we plan to continue to make substantial investments in research and development for the commercialization and continued enhancements of the Lucid Air, the development of Project Gravity, and future generations of our electric vehicles and other products.
Results of Operations
The following tables set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
Revenue	$232	$334	$(102)	(31)%	$719	$342	$377	110%
Cost of revenue	3,320	609	2,711	445%	3,424	550	2,874	523%
Gross loss	(3,088)	(275)	(2,813)	*nm	(2,705)	(208)	(2,497)	*nm
Operating expenses
Research and development(1)	242,408	133,890	108,518	81%	586,579	341,589	244,990	72%
Selling, general and administrative(1)	251,554	27,935	223,619	800%	455,478	57,719	397,759	689%
Total operating expenses	493,962	161,825	332,137	205%	1,042,057	399,308	642,749	161%
Loss from operations	(497,050)	(162,100)	(334,950)	207%	(1,044,762)	(399,516)	(645,246)	162%
Other income (expense), net:
Change in fair value of forward contracts	—	—	—	*nm	(454,546)	(8,719)	(445,827)	*nm
Change in fair value of convertible preferred stock warrant liability	—	(57)	57	*nm	(6,976)	(171)	(6,805)	*nm
Change in fair value of common stock warrant liability	(24,787)	—	(24,787)	*nm	(24,787)	—	(24,787)	*nm
Transaction costs expensed	(2,717)	—	(2,717)	*nm	(2,717)	—	(2,717)	*nm
Interest expense	(76)	(10)	(66)	660%	(111)	(20)	(91)	455%
Other (expense) income, net	249	785	(536)	(68)%	(151)	76	(227)	(299)%
Total other (expense) income, net	(27,331)	718	(28,049)	*nm	(489,288)	(8,834)	(480,454)	*nm
Loss before provision for (benefit from) income taxes	(524,381)	(161,382)	(362,999)	225%	(1,534,050)	(408,350)	(1,125,700)	276%
Provision for (benefit from) income taxes	22	(145)	167	*nm	31	(245)	276	*nm
Net loss and comprehensive loss	$(524,403)	$(161,237)	$(363,166)	225%	$(1,534,081)	$(408,105)	$(1,125,976)	276%
*nm – not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
Research and development	$59,196	$679	$58,517	*nm	$85,899	$2,072	$83,827	*nm
Selling, general and administrative	177,760	597	177,163	*nm	280,301	1,185	279,116	*nm
Total	$236,956	$1,276	$235,680	*nm	$366,200	$3,257	$362,943	*nm
*nm – not meaningful
Revenue
To date, we have primarily generated revenue from the sales of battery pack systems, supplies and related services for vehicles to a single customer. We have identified the sale of battery pack systems and the related supplies as a performance obligation to be recognized at the point in time when control is transferred to the customer. While our customer generally has the right to return defective or non-conforming products, product returns have been immaterial in past periods. We do not expect the sales from the battery pack systems for the world’s premier electric racing series to be material for the go-forward commercialized business.
Revenue decreased by $0.1 million, or 31%, for the three months ended September 30, 2021 as compared to the same period in the prior year. The decrease is attributable to a decrease in sales of our battery pack systems and supplies for vehicles.
Revenue increased by $0.4 million, or over 100%, for the nine months ended September 30, 2021 as compared to the same period in the prior year. The increase is attributable to an increase in sales of our battery pack systems and supplies for vehicles.
Cost of Revenue
Cost of revenue related to battery pack systems, supplies and related services for electric vehicles primarily consists of direct parts and materials, shipping and handling costs, headcount related costs, such as salaries and related personnel expenses, including stock-based compensation, and estimated warranty expenses related to battery pack systems. Cost of revenue also includes allocated overhead costs such as depreciation of manufacturing related equipment and facilities, amortization of capitalized internal-use software, facilities, and information technology costs.
We have commenced commercial production of the Lucid Air, and we expect to capitalize the cost to manufacture vehicles and expense these capitalized inventory costs in the fourth quarter of 2021 when the vehicles are sold within cost of revenue. We have not capitalized any vehicle manufacturing costs to date.
Cost of revenue increased by $2.7 million, or over 100% for the three months ended September 30, 2021 as compared to the same period in the prior year. The increase was due to cost incurred during the early stage of production that began during the quarter. Gross loss increased by $2.8 million, or over 100%, and gross margin decreased by over 100% primarily due to an increase in cost of revenue in the current period.
Cost of revenue increased by $2.9 million, or over 100%, for the nine months ended September 30, 2021 as compared to the same period in the prior year. The increase was due to cost incurred during the early stage of production that began during the quarter. Gross loss increased by $2.5 million, or over 100%, and gross margin decreased by over 100% primarily due to an increase in cost of revenue for the nine months period.
Operating Expenses
Our operating expenses consist of research and development and selling, general and administrative expenses.
Research and Development
Our research and development efforts have primarily focused on the development of our battery and powertrain technology, the Lucid Air, Project Gravity and future generations of our electric vehicles. Research and development expenses consist primarily of materials, supplies and personnel-related expenses for employees involved in the engineering, designing, and testing of electric vehicles. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Research and development expenses also include professional services fees, allocated facilities costs, such as office and rent expense and depreciation expense, and other engineering, designing, and testing expenses.

Research and development expense increased by $108.5 million, or 81%, for the three months ended September 30, 2021 as compared to the same period in the prior year. The increase was primarily attributable to increases in personnel-related expenses of $100.4 million due to growth in headcount and stock-based compensation expense of $58.5 million recognized in relation to the RSUs. Additionally, we incurred increase in other allocated overhead expense of $8.6 million primarily related to additional facilities needed to scale our business.
Research and development expense increased by $245.0 million, or 72%, for the nine months ended September 30, 2021 as compared to the same period in the prior year. The increase was primarily attributable to increases in personnel-related expenses of $194.4 due to growth in headcount and stock-based compensation expense of $83.8 million recognized in relation to the RSUs and the fourth closing of the Legacy Lucid Series E preferred stock issuance. Additionally, we incurred increases in office and rent expense of $21.5 million and other allocated overhead expenses of $18.3 million primarily related to additional facilities needed to scale our business.
Selling, General, and Administrative
Selling, general, and administrative expenses consist primarily of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, accounting, finance, tax, and information technology. Personnel-related expenses primarily include salaries, benefits and share-based compensation. Selling, general, and administrative expenses also include allocated facilities costs, such as office, rent and depreciation expenses, professional services fees and other general corporate expenses. As we continue to grow as a company, build out our sales force, and commercialize the Lucid Air and planned future generations of our electric vehicles, we expect that our selling, general and administrative costs will increase.
We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.
Selling, general, and administrative expense increased by $223.6 million, or over 100%, for the three months ended September 30, 2021 as compared to the same period in the prior year. The increase was primarily attributable to increases in share-based compensation expense of $177.2 million related to RSUs. The increase was also attributable to personnel-related expenses of $26.6 million due to growth in headcount and other compensation related charges as we grew our sales force and expanded general and administrative functions needed to scale our business. Additionally, we incurred increase in other allocated overhead costs of $9.1 million primarily related to additional facilities to support the growing operations of our business.
Selling, general, and administrative expense increased by $397.8 million, or over 100%, for the nine months ended September 30, 2021 as compared to the same period in the prior year. The increase was primarily attributable to increases in share-based compensation expense of $279.1 million related to RSUs and the fourth closing of the Legacy Lucid Series E preferred stock issuance. The increase was also attributable to personnel-related expenses of $59.1 million due to growth in headcount and other compensation related charges as we grew our sales force and expanded general and administrative functions needed to scale our business. Additionally, we incurred increases in other allocated overhead costs of $23.7 million primarily related to additional facilities to support the growing operations of our business and increases in professional service fees of $16.4 million.
Change in Fair Value of Contingent Forward Contracts
Our contingent forward contracts provided the holder the right to purchase Legacy Lucid Series D preferred stock and Legacy Lucid Series E preferred stock in future periods and were subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of our contingent forward contracts were recognized in the condensed consolidated statements of operations and comprehensive loss.
Change in contingent forward contracts liability increased by $445.8 million, or over 100%, for the nine months ended September 30, 2021 as compared to the same period in the prior year primarily due to the change in fair value of the Legacy Lucid Series E contingent forward contracts. The Legacy Lucid Series E contingent forward contracts were settled during six months ended June 30, 2021.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Our convertible preferred share warrant liability related to the warrants to purchase shares of Legacy Lucid Series D preferred stock was subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of our convertible preferred share warrant liability were recognized in the condensed consolidated statements of operations and comprehensive loss. All issued and outstanding shares of Legacy Lucid Series D preferred stock were settled in March 2021 and there will no longer be future earnings adjustments pertaining to the convertible preferred share warrant liability related to Legacy Lucid Series D preferred stock.

We recorded loss of $7.0 million for the nine months ended September 30, 2021 due to the changes in fair value of the convertible preferred stock warrant liability related to Legacy Lucid Series D preferred stock upon the exercise and settlement of all outstanding warrants to purchase Legacy Lucid Series D preferred stock.

Change in Fair Value of Common Stock Warrant Liability

On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 private warrants to purchase shares of Lucid’s common stock. The private warrants were initially recognized as a liability on July 23, 2021, at a fair value of $812.0 million. The private warrants remained unexercised as of September 30, 2021 and the liability was remeasured to fair value as of September 30, 2021, resulting in a loss of $24.8 million for the three and nine months ended September 30, 2021, classified within change in fair value of common stock warrant liabilities in the condensed consolidated statements of operations. See Note 8 - Common Stock Warrant Liability in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Transaction Costs Expensed

In connection with the Merger, the Company incurred $38.9 million in one-time direct and incremental transaction costs, consisting of banking, legal, and other professional fees. Transaction costs incurred by Lucid were allocated on a relative fair value basis between equity and liability-classified instruments deemed to be issued for financial reporting purposes at the Closing by Lucid. The Company’s $36.2 million transaction costs allocable to equity-classified instruments, including the common stock and public warrants, were charged as a direct reduction to Lucid’s additional paid-in capital of the gross proceeds remitted to Lucid from Churchill. The Company’s $2.7 million transaction costs allocable to liability-classified instruments measured at fair value, including the private warrants, were charged to the condensed consolidated statement of operations upon the Closing for the three and nine months ended September 30, 2021.
Interest Expense
Interest expense consists primarily of the interest incurred on our capital leases.
Interest expense did not significantly fluctuate during the three and nine months ended September 30, 2021 as compared to the same period in the prior year.
Other Income (Expense), net
Other income (expense), net consists primarily of foreign currency gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other expense did not significantly fluctuate during the three and nine months ended September 30, 2021 as compared to the same period in the prior year.
Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
The provision for (benefit from) income taxes did not significantly fluctuate during the three and nine months ended September 30, 2021 as compared to the same period in the prior year.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily from the issuances of equity securities, including convertible preferred stock and the proceeds of the Merger, and convertible notes. As of September 30, 2021, we had $4.8 billion of cash and cash equivalents and short-term investments.
As an early stage growth company, we have incurred substantial net losses since inception. We expect to continue to incur net losses in accordance with our operating plan as we continue to expand our research and development activities to complete the development of vehicles, establish our consumer base and scale our operations to meet anticipated demand. We anticipate to continue spend on capital expenditures to support our commercialization and growth as we continue our phased construction of our AMP-1, LPM-1 and international manufacturing facilities, purchase infrastructure for our vehicle production and launch our retail studios to support our direct-to-consumer model. As of December 31, 2020, our non-cancellable commitments, as disclosed below in “— Contractual Obligations and Commitments,” do not include any commitments related to these capital expenditures as we do not have any commitments related to these capital expenditures that we cannot cancel without a significant penalty. In addition to our capital expenditures, we expect our operating expenses to increase as we hire a commercial sales and service team and continue to invest in research and development. We expect these investments to be a key driver of our long-term growth and competitiveness, but will negatively impact our free cash flow. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently anticipate. We believe that our cash on hand following the consummation of the Merger, including the proceeds from the PIPE Investment, will be sufficient to meet our capital expenditure and working capital requirements for a period of at least twelve months from the date of this Report. We expect to require additional capital to finance our operations, which may include seeking additional capital through equity offerings or debt financings. The amount and timing of our future funding and our commercialization requirements, if any, will depend on many factors, including the pace and results of our research and development efforts and our commercialization efforts. We may be unable to obtain any such additional financing on reasonable terms or at all. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.

The expenditures associated with the development and commercial launch of our vehicles, the anticipated increase in manufacturing capacity, and the international expansion of our business operations are subject to significant risks and uncertainties, many of which are beyond our control, which may affect the timing and magnitude of these anticipated expenditures. These risk and uncertainties are described in more detail in the section entitled “Risk Factors” in Part II, Item 1A.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30, 2021
	2021	2020
Cash used in operating activities	$(745,401)	$(377,407)
Cash used in investing activities	(299,294)	(355,860)
Cash provided by financing activities	5,236,843	892,575
Net increase in cash, cash equivalents, and restricted cash	$4,192,148	$159,308
Cash Used in Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As we continue to ramp up hiring after starting commercial operations, we expect our cash used in operating activities to increase significantly before it starts to generate any material cash flows from our business.
Net cash used in operating activities of $745.4 million for the nine months ended September 30, 2021 primarily consisted of $1,534.1 million of net loss, adjusted for $895.0 million of non-cash charges and a decrease in net operating assets of $106.3 million. The non-cash charges primarily included losses for changes in fair value of contingent forward contracts and warrant liabilities of $486.3 million, share-based compensation expense of $366.2 million, non-cash operating lease cost of $8.6 million, depreciation and amortization of property and equipment of $26.6 million and amortization of insurance premium of $7.2 million. The increase in net operating assets is primarily due to an increase in operating assets of $123.4 million offset by an increase in operating liabilities of $17.1 million.
Net cash used in operating activities of $377.4 million for the nine months ended September 30, 2020 primarily consisted of $408.1 million of net loss, adjusted for $17.7 million of non-cash charges and an increase in net operating assets of $13.0 million. The non-cash charges primarily included the fair value of contingent forward contracts and warrant liabilities of $8.9 million, depreciation and amortization of $5.4 million, and stock-based compensation expense of $3.3 million. The increase in net operating assets and liabilities is primarily due to an increase in operating liabilities of $11.5 million and an increase in operating assets of $1.5 million.

Cash Used in Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Net cash used in investing activities of $299.3 million for the nine months ended September 30, 2021 was primarily attributable to capital expenditures.
Net cash used in investing activities of $355.9 million for the nine months ended September 30, 2020 was entirely attributable to capital expenditures.
Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including convertible preferred stock and the proceeds of the Merger, and convertible notes.
Net cash provided by financing activities of $5,236.8 million during the nine months ended September 30, 2020 was primarily attributable to gross proceeds of approximately $4,439.2 from the Merger, $600.0 million of proceeds from the issuance of Legacy Lucid Series E preferred stock, $173.3 million of proceeds from the exercises of public warrants, $41.9 million proceeds from short-term insurance financing note, $6.0 million of proceeds from the exercises of stock options, $3.0 million of proceeds from the issuance of Legacy Lucid Series D preferred stock, partially offset by $3.0 million cash paid for the repurchase of Legacy Lucid Series B preferred stock and $16.8 million cash paid for the short-term insurance financing note. Net cash provided by financing activities also reflects that the Company incurred $38.9 million of transaction costs related to the Merger, of which $34.1 million were not yet paid as of September 30, 2020.
Net cash provided by financing activities of $892.6 million during the nine months ended September 30, 2020 was primarily attributable to $400.0 million of proceeds from the issuance of Legacy Lucid Series D preferred stock, $499.7 million of proceeds from the issuance of Legacy Lucid Series E preferred stock, and $2.9 million of proceeds from the exercises of stock options. Net cash provided by financing activities also reflects uses of cash of $9.9 million to repurchase Legacy Lucid Series C preferred stock.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2020:

		Payments Due by Periods
	Total	< 1 year	1 – 3 years	3 – 5 year	> 5 years
			(in thousands)
Operating lease obligations	$253,796	$25,490	$56,470	$55,681	$116,155
Non-cancellable purchase commitment	506,000	101,200	404,800	—	—
Total commitments	$759,796	$126,690	$461,270	$55,681	$116,155
Operating lease obligations — Operating leases include nine lease agreements we entered into from January 2020 to December 31, 2020 for retail locations in Arizona, California, Florida, New York, and Virginia, with lease expiration dates ranging from March 2025 through December 2032. Base rent for these leases ranges from $0.1 million to $0.4 million per annum, with certain leases having 3% annual base rent escalation clauses during the lease terms. As of December 31, 2020, the remaining operating lease commitments were $253.8 million. These commitments are reflected in the table above.
Non-cancellable purchase commitments — As of December 31, 2020, we are committed to purchase battery cells from a provider over the next three years for a total estimated minimum of $506.0 million. Battery cell costs may fluctuate from time to time under the purchase commitment based on, among other things, supply and demand, costs of raw materials, and purchase volume. The table above does not include contracts that are not enforceable and legally binding and that do not specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.
At September 30, 2021, there were no material changes in our contractual obligations as reported in the audited financial statements for the year ended December 31, 2020.

Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Report are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. Other than the policies described in Note 2 - Summary of Significant Accounting Policies in the Company’s unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019.
Stock-Based Compensation
We have granted stock-based awards consisting primarily of incentive and non-qualified stock options and restricted stock units (“RSUs”) to employees, members of our board of directors, and non-employees.
Stock Options
Stock options generally vest over four years, and the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. Stock options generally expire 10 years from the date of grant and are exercisable when the options vest. Stock-based compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period based on the estimated fair value of the awards on the date of grant. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires certain subjective inputs and assumptions, including the fair value of our underlying common stock, expected common stock price volatility, expected dividend yield of our common stock, risk-free interest rates, and the expected option term. The assumptions used in the Black-Scholes option-pricing model are estimated as follows:
Fair value of common stock — The fair value of our common stock was estimated because our common stock had not yet been publicly traded prior to the Merger.
Expected Volatility — The volatility rate was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected option term as we did not have sufficient history of trading in our common stock prior to the Merger.
Dividend Yield — The expected dividend yield was zero as we had never declared or paid cash dividends and have no current plans to do so in the foreseeable future.
Risk Free Interest Rate — The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected option term.
Expected Option Term — The expected option term represented the period that the Lucid Options were expected to be outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.
We continue to use judgment in evaluating the expected volatility over the expected option term and the expected option term utilized in our stock-based compensation expense calculation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of the expected volatility over the expected option term, which could materially impact our future stock- based compensation expense.

RSUs
RSUs are subject to both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied equally over four years with a cliff vesting period of one year and continued vesting in equal quarterly installments thereafter. The performance-based vesting condition was satisfied upon the Closing of the Merger. These qualifying liquidity events were not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the consummation of the Merger.
We estimate the fair value of RSUs based on the estimated fair value of our underlying common stock as of the date of the grant. Stock-based compensation for RSUs is generally recognized on a graded vesting basis over the requisite service period once the performance condition is satisfied.
CEO RSU Award
In March 2021, our board of directors approved the grant of RSUs to Peter Rawlinson as Lucid’s CEO (the “CEO RSU Award”) to encourage Mr. Rawlinson to focus on the long-term success of Lucid. The CEO RSU Award is comprised of RSUs that are subject to performance and service conditions (the “CEO Time-Based RSUs”) and RSUs that are subject to performance and market conditions (the “CEO Performance RSUs”), as described further below.
CEO Time-Based RSUs — The performance condition was satisfied upon the Closing of the Merger. The service conditions will be satisfied in 16 equal quarterly installments on March 5, June 5, September 5, and December 5 beginning on the first quarterly installment date that is at least two months after the Closing, which will be December 5, 2021, provided that Mr. Rawlinson remains in continuous service through each vesting date.

The grant date fair value of the CEO Time-Based RSUs will be recognized using a graded vesting attribution method over the service period for each tranche. The grant date fair value of the CEO Time-Based RSUs was based on the estimated fair value of Lucid’s underlying common stock as of the date of the grant.
CEO Performance RSUs — The performance condition was satisfied upon the Closing of the Merger. The market conditions will be satisfied based upon the achievement of certain market capitalization goals of Lucid and the continued employment of Mr. Rawlinson at each vesting date during the five-year period beginning after the Closing of the Merger. The CEO Performance RSUs will vest only if Lucid achieves the Lucid market capitalization targets, which if achieved, would allow Lucid’s other stockholders to benefit from the increases in our market capitalization. The Lucid market capitalization targets will be adjusted to reflect any stock splits, stock dividends, combinations, reorganizations, reclassifications, or other similar changes in capitalization or corporate events.
The grant date fair value of the CEO Performance RSUs will be recognized using a graded vesting attribution method over the estimated requisite service periods for the five tranches, regardless of whether the Lucid market capitalization targets are achieved. If the Lucid market capitalization targets are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to reflect the cumulative expense associated with the vested award.
Tax Withholding — During the first year following the Closing of the Merger, we expect that Lucid will settle tax withholding obligations in connection with any vesting of the CEO RSU Award through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on each vesting date. The amount of the tax withholding due on each vesting and net settlement date will be based on the fair value of the common stock on such vesting and net settlement date. Depending on the fair value of the common stock and the number of RSUs vesting on any applicable vesting and net settlement date, such net settlement could require Lucid to expend substantial cash funds to satisfy tax withholding.

Common Stock Warrant Liability

We accounted for privately placed common stock warrants (the “private warrants”) to purchase shares of Lucid common stock as liabilities at their estimated fair value because these private warrants are not deemed indexed to our common stock. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each period end, with any fair value adjustments recognized as a component within other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. A portion of our private warrants are subject to certain contingent forfeiture provisions.
The fair value of the private warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model that takes into account the contract terms as well as the quoted price of the Company’s common stock in an active market. The volatility is based on the actual market activity of the Company’s peer group as well as the Company's historical volatility. The expected life is based on the remaining contractual term of the warrants, and the risk free interest rate is based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the warrants’ expected life.
The fair value of the private warrants that are subject to the contingent forfeiture provisions was estimated using a Monte-Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the private warrants, including the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
See Note 8 - Common Stock Warrant Liability and Note 11 – Earnback Shares and Warrants to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Contingent Forward Contract

We accounted for the contingent forward contract to purchase Legacy Lucid Series E preferred stock as a derivative liability because the contingent forward contract may require us to issue additional shares at a future date. The contingent forward contract was recorded at fair value upon issuance and was subject to remeasurement to fair value at each period end, with any fair value adjustments recognized as a component within other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent forward contract liability for the Legacy Lucid Series E preferred stock issued in February 2021 and April 2021 was determined based on the forward payoff, which was determined as the difference between the estimated Legacy Lucid Series E preferred shares fair value and the $7.90 per share purchase price.We settled the contingent forward contract in April 2021.
See Note 6 - Contingent Forward Contracts to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Convertible Preferred Stock Warrant Liability

We accounted for warrants to purchase shares of Legacy Lucid Series D preferred stock as liabilities at their estimated fair value because these warrants may obligate us to transfer assets to the holders at a future date under certain circumstances, such as a merger, acquisition, reorganization, sale of all or substantially all of our assets, each a change of control event. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each period end, with any fair value adjustments recognized as a component within other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. We used a Black-Scholes model to calculate the fair value of its redeemable convertible preferred stock warrant liability. In February 2021, all outstanding warrants to purchase shares of Legacy Lucid Series D Preferred Shares were exercised.
See Note 9 - Convertible Preferred Stock to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Income Taxes
We utilize the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded based on the estimated future tax effects of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. We recognize the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the net amount that we believe is more-likely-than-not to be realized.
We make estimates, assumptions and judgments to determine our provision for Lucid’s income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it establishes a valuation allowance.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits which, as of the date of this Report, have not been material, are recognized within provision for income taxes.

Recently Adopted Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Report for more information regarding recently issued accounting pronouncements.
Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements as of and for the fiscal years ended December 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. See the subsection entitled “Risk Factors — We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our common stock” in Part II, Item 1A.

Implications of being an Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2021 (the “JOBS Act”) exempts “emerging growth companies” as defined in Section 2(A) of the Securities Act of 1933, as amended, from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Lucid is an “emerging growth company” and has elected to take advantage of the benefits of this extended transition period.

Lucid will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date Lucid (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by Lucid’s emerging growth company status may make it difficult or impossible to compare Lucid’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to Note 2 to our consolidated financial statements included elsewhere in this Report for the recent accounting pronouncements.

Lucid will remain an “emerging growth company” under the JOBS Act until the earliest of (a) the last day of Lucid’s first fiscal year following the fifth anniversary of the Churchill IPO, (b) the last date of Lucid’s fiscal year in which Lucid has total annual gross revenue of at least $1.07 billion, (c) the last date of Lucid’s fiscal year in which Lucid is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Lucid has issued more than $1.0 billion in non- convertible debt securities during the previous three years. Lucid will cease to be an emerging growth company as of December 31, 2021.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.
Item 3. Qualitative and Quantitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, restricted cash, and short-term investments. We had cash, cash equivalents and restricted cash totaling $4.8 billion and short-term investments totaling $0.5 million as of September 30, 2021. Our cash and cash equivalents and short-term investments were invested primarily in money market funds and certificates of deposits. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a had material impact on the value of our cash, cash equivalents or short-term investments as of September 30, 2021.

Seasonality
Automotive sales typically tend to decline over the winter season though we do not expect seasonality to have a significant impact on our results of operations in the near term until we scale our business.
Item 4. Controls and Procedures.
Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that, solely due to the material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2021.
Notwithstanding the material weakness, management believes that the consolidated financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”)
Material Weaknesses in Internal Control Over Financial Reporting
•Lucid did not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters to provide reasonable assurance of preventing material misstatements;
•Lucid did not maintain an effective process to verify changes to vendor records for payment remittances; and
•Lucid did not maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, Lucid did not design and maintain user access controls to ensure appropriate segregation of duties and restrict user access to its financial applications to appropriate company personnel.

•Lucid did not maintain effective disclosure controls and procedures over financial reporting solely related to its accounting for warrants.
Remediation Plan
Lucid has begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:
•hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting;
•designing and implementing effective processes and controls to prevent payment to unverified vendors
•designing and implementing security management and change management controls over IT systems, including adjusting user access levels and implementing external logging of activity and periodic review of such logs; and
•engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of Lucid’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make further changes management determines appropriate.
Upon the completion of the Merger on the Closing Date, the internal controls of Legacy Lucid became our internal controls. There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 14 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled Item 1A. “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this section titled Item 1A. “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:
•The ongoing COVID-19 pandemic has adversely affected our business, results of operations and financial condition.
•Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of investing in our common stock.
•We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.
•We may be unable to adequately control the substantial costs associated with our operations.
•We have received only a limited number of reservations for the Lucid Air, all of which may be cancelled.
•The automotive industry has significant barriers to entry that we must overcome in order to manufacture and sell electric vehicles at scale.
•The automotive market is highly competitive, and we may not be successful in competing in this industry.
•We will initially depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.
•We will not have a third-party retail product distribution network.
•We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of the Lucid Air, which could harm our business and prospects.
•If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.
•We face challenges providing charging solutions for our vehicles.
•We have no experience servicing our vehicles and their integrated software. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition and results of operations may be materially and adversely affected.
•Insufficient reserves to cover future warranty or part replacement needs or other vehicle repair requirements, including any potential software upgrades, could materially adversely affect our business, prospects, financial condition and results of operations.
•We have no experience to date in high volume manufacture of our vehicles.
•If we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
•Our production and our ability to sustain future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.
•We are dependent on our suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our results of operations and financial condition.
•We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion cells or semiconductors, could harm our business.
•Any unauthorized control, manipulation, interruption or compromise of or access to our products or information technology systems could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects.
•The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
•We are highly dependent on the services of Peter Rawlinson, our Chief Executive Officer and Chief Technology Officer.
•We are subject to substantial laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products, and any failure to comply with these laws and regulations, including as they evolve, could substantially harm our business and results of operations.
•We may face regulatory limitations on our ability to sell vehicles directly, which could materially and adversely affect its ability to sell our vehicles.
•We may fail to adequately obtain, maintain, enforce and protect our intellectual property and may not be able to prevent third parties from unauthorized use of its intellectual property and proprietary technology. If we are unsuccessful in any of the foregoing, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.
•We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our common stock.
•We are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are not controlled companies.
•Ayar beneficially owns a significant equity interest in us and may take actions that conflict with your interests.

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
The spread of COVID-19 has also periodically disrupted the manufacturing operations of other vehicle manufacturers and their suppliers. Any such disruptions to us or our suppliers could negatively impact the production volume of our first vehicle, the Lucid Air sedan, and could negatively affect our production volume. Our manufacturing operations at a limited number of facilities in Casa Grande, Arizona concentrate this risk.

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
The severity, magnitude and duration of the COVID-19 pandemic, including as a result of new variant strains, and our economic and regulatory consequences are rapidly changing and uncertain. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
We are an early-stage company with a limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have only released one commercially available vehicle, and we have no experience manufacturing or selling a commercial product at scale. Because we have yet to generate significant revenue from the sale of electric vehicles, and as a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.
We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by early-stage companies in rapidly changing markets, including risks relating to our ability to, among other things:
•hire, integrate and retain professional and technical talent, including key members of management;
•continue to make significant investments in research, development, manufacturing, marketing and sales;
•successfully obtain, maintain, protect and enforce our intellectual property and defend against claims of intellectual property infringement, misappropriation or other violation;
•build a well-recognized and respected brand;
•establish and refine our commercial manufacturing capabilities and distribution infrastructure;
•establish and maintain satisfactory arrangements with third-party suppliers;
•establish and expand a customer base;
•navigate an evolving and complex regulatory environment;
•anticipate and adapt to changing market conditions, including consumer demand for certain vehicle types, models or trim levels, technological developments and changes in competitive landscape; and
•successfully design, build, manufacture and market new models of electric vehicles to follow the Lucid Air.

We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.
We have incurred net losses each year since our inception, including net loss and comprehensive loss of approximately $0.5 billion and $1.5 billion for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, our accumulated deficit was approximately $5.0 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
•continue to design, develop and manufacture our vehicles;
•equip and expand our manufacturing facilities to produce our vehicles in Arizona, and potentially in international locations;
•build up inventories of parts and components for our vehicles;
•manufacture an available inventory of our vehicles;
•develop and deploy vehicle charging partnerships;
•expand our design, research, development, maintenance and repair capabilities;
•increase our sales and marketing activities and develop our distribution infrastructure; and
•expand our general and administrative functions to support our growing operations and status as a public company.
If our product development or commercialization of future vehicles is delayed, our costs and expenses may be significantly higher than we currently expect. Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, we expect our losses in future periods will be significant.
We may be unable to adequately control the substantial costs associated with our operations.
We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Project Gravity SUV and other future products), raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. In addition, we expect to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities. As a company, we do not have historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.
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
As of September 30, 2021, we had reservations for more than 13,000 units of our first vehicle, the Lucid Air, with fully refundable deposits. Our customers may cancel their reservations without penalty and for any reason until they place an order for their vehicle. In addition, any delays in customer deliveries of the Lucid Air could result in significant customer cancellations. No assurance can be given that reservations will not be cancelled and will ultimately result in the final purchase, delivery and sale or lease of vehicles. Accordingly, the number of reservations has significant limitations as a measure of demand for our vehicles, including demand for particular body styles, models or trim levels, or for future vehicle sales. If we encounter delays in customer deliveries of the Lucid Air that further lengthen wait times, a significant number of reservations may be cancelled.
The automotive industry has significant barriers to entry that we must overcome in order to manufacture and sell electric vehicles at scale.
The automobile industry is characterized by significant barriers to entry, including large capital requirements, investment costs of designing, manufacturing, and distributing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image, and the need to establish sales and service locations. Since we are focused on the design of electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter, including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of batteries, the need to establish or provide access to sufficient charging locations and unproven high-volume customer demand for fully electric vehicles. While we have developed and started producing our first electric sedan and have completed the first phase of construction of our commercial manufacturing facility in Casa Grande, Arizona, we have not finished tooling all production lines at our Casa Grande facilities. If we are not able to overcome these barriers, our business, prospects, results of operations and financial condition will be negatively impacted, and our ability to grow our business will be harmed.
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
We are only developing and producing electric vehicles and, accordingly, our ability to generate meaningful product revenue will highly depend on sustained consumer demand for alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for electric vehicles, our business, prospects, financial condition and results of operations will be harmed. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation (including government incentives and subsidies) and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Any number of changes in the industry could negatively affect consumer demand for electric vehicles in general and our electric vehicles in particular.
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
Other factors that may influence the adoption of electric vehicles include:
•perceptions about electric vehicle quality, safety, design, performance and cost;
•perceptions about the limited range over which electric vehicles may be driven on a single battery charge;
•perceptions about the total cost of ownership of electric vehicles, including the initial purchase price and operating and maintenance costs, both including and excluding the effect of government and other subsidies and incentives designed to promote the purchase of electric vehicles;
•concerns about electric grid capacity and reliability;
•perceptions about the sustainability and environmental impact of electric vehicles, including with respect to both the sourcing and disposal of materials for electric vehicle batteries and the generation of electricity provided in the electric grid;
•the availability of other alternative fuel vehicles, including plug-in hybrid electric vehicles;
•improvements in the fuel economy of the internal combustion engine;
•the quality and availability of service for electric vehicles, especially in international markets;
•volatility in the cost of oil and gasoline;
•government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
•access to charging stations and cost to charge an electric vehicle, especially in international markets, and related infrastructure costs and standardization;
•the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles; and
•macroeconomic factors.

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
We expect to benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles would increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California and Arizona. We may also benefit from government loan programs, such as loans under the Advanced Technology Vehicles Manufacturing Loan Program administered by the U.S. Department of Energy. Any reduction, elimination or selective application of tax and other governmental programs and incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available.
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
We may apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States federal and state governments, as well as foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.
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
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, results of operations and financial condition. We intend to expand our operations significantly. We expect our future expansion will include:
•expanding our management team;
•hiring and training new personnel;
•establishing or expanding design, manufacturing, sales and service facilities;
•implementing and enhancing administrative infrastructure, systems and processes, including in connection with our transition to a public company; and
•expanding into new markets and establishing sales, service and manufacturing operations in such markets.
We intend to continue to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects. In addition, we have no experience to date in high volume manufacturing of our vehicles. We cannot assure you that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully. In addition, if our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation could be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of the Project Gravity SUV or other future vehicles, adversely affect our ability to timely sell and deliver our electric vehicles to customers, or impose substantial additional costs, any of which consequences could have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key personnel were to terminate their employment with us, such termination would likely increase the difficulty of managing our future growth and heighten the foregoing risks. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.
We may be unable to offer attractive leasing and financing options for the Lucid Air and future vehicles, which would adversely affect consumer demand for the Lucid Air and our future vehicles. In addition, offering leasing and financing options to customers could expose us to credit risk.
We currently intend to offer leasing and financing of our vehicles to potential customers through a third-party financing partner or partners, but we cannot provide any assurance that such third-party financing partners would be able or willing to provide such services on terms acceptable to us or our customers. Furthermore, because we have only sold a limited number of vehicles and no secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and the possibility that resale values could be lower than we expect increases the difficulty of providing leasing terms that appeal to potential customers through such third-party financing partners. We believe that the ability to offer attractive leasing and financing options is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles.
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
In addition, we face substantial competition in the development and deployment of AD/ADAS technologies. Many of our competitors, including Tesla, established automakers such as Mercedes-Benz, Audi and General Motors (including via its investments in Cruise Automation), and technology companies including Waymo, Zoox.ai, Aurora, Argo AI (jointly owned by Ford and Volkswagen), Mobileye (a subsidiary of Intel), Aptiv, Nuro and Ghost.ai, have devoted significant time and resources to developing self-driving technologies. If we are unable to develop competitive Level 2 or more advanced AD/ADAS technologies in-house or acquire access to such technologies via partnerships or investments in other companies or assets, we may be unable to equip our vehicles with competitive AD/ADAS features, which could damage our brand, reduce consumer demand for our vehicles or trigger cancellations of reservations and could have a material adverse effect on our business, results of operations, prospects and financial condition.
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
•conforming our vehicles to various international regulatory requirements where our vehicles are sold, or homologation;
•establishing localized supply chains and managing international supply chain and logistics costs;
•establishing sufficient charging points for our customers in those jurisdictions, via partnerships or, if necessary, via development of our own charging networks;
•difficulty in staffing and managing foreign operations;
•difficulties attracting customers in new jurisdictions;
•difficulties establishing international manufacturing operations, including difficulties establishing relationships with or establishing localized supplier bases and developing cost-effective and reliable supply chains for such manufacturing operations;
•foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
•fluctuations in foreign currency exchange rates and interest rates, including risks related to any forward currency contracts, interest rate swaps or other hedging activities we undertake;
•United States and foreign government trade restrictions, tariffs and price or exchange controls;
•foreign labor laws, regulations and restrictions;
•changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;
•political instability, natural disasters, pandemics (including the ongoing COVID-19 pandemic), war or events of terrorism; and
•the strength of international economies.
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

Many of our vehicles are still in the development and/or testing phase, including all of the variants of the Lucid Air other than the Dream Edition, and production of the Project Gravity SUV is not expected to begin until the end of 2023, and may occur later or not at all. Any delay in the financing, design, manufacture and launch of the Lucid Air, including planned future variants, and any future electric vehicles could materially damage our business, prospects, financial condition and results of operations. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models, and we have experienced in the past, and may experience in the future, such delays with regard to additional variants of the Lucid Air. For example, we have experienced delays in the engineering of certain of our vehicle systems. Our plan to commercially manufacture and sell the Lucid Air is dependent upon the timely availability of funds, upon our finalizing of the related design, engineering, component procurement, testing, build-out and manufacturing plans in a timely manner and also upon our ability to execute these plans within the planned timeline. Prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. To the extent we delay the launch of our future vehicles, our growth prospects could be adversely affected as we may fail to grow our market share.
Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines. For example, in certain instances, international travel restrictions have prevented our supply quality engineers from conducting in-person visits and quality engineering for parts production with international suppliers, which has contributed to delays in our supply chain. Likewise, we may encounter delays with the design, construction and regulatory or other approvals necessary to bring online our future expansions of the Casa Grande manufacturing facilities, or other future manufacturing facilities. Any significant delay or other complication in the production ramp of the Lucid Air or the development, manufacture, launch and production ramp of our future products, features and services, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining related regulatory approvals, or inability to manage such ramps cost-effectively, could materially damage our brand, business, prospects, financial condition and results of operations.
The continued development of and the ability to manufacture our vehicles, including the Lucid Air and Project Gravity, are and will be subject to risks, including with respect to:
•our ability to ensure readiness of firmware features and functions to be integrated into the Lucid Air as planned and on the desired timeline;
•our ability to finalize release candidate specifications as planned and on the desired timeline;
•any delays by us in delivering final component designs to our suppliers;
•our or our suppliers’ ability to successfully tool their manufacturing facilities as planned and on the desired timeline;
•our ability to ensure working supply chain and desired supplier part quality as planned and on the desired timeline;
•our ability to accurately manufacture vehicles within specified design tolerances;
•the occurrence of product defects that cannot be remedied without adversely affecting the production;
•our ability to secure necessary funding;
•our ability to negotiate and execute definitive agreements with various suppliers for hardware, software, or services necessary to engineer or manufacture our vehicles;
•our ability to obtain required regulatory approvals and certifications;
•our ability to comply with environmental, safety, and similar regulations and in a timely manner;
•our ability to secure necessary components, services, or licenses on acceptable terms and in a timely manner;
•our ability to attract, recruit, hire, retain and train skilled employees;
•our ability to implement effective and efficient quality controls;
•delays or disruptions in our supply chain including raw material supplies;
•our ability to maintain arrangements on commercially reasonable terms with our suppliers, delivery and other partners, after sales service providers, and other operationally significant third parties;
•other delays, backlog in manufacturing and research and development of new models, and cost overruns;
•the ongoing COVID-19 pandemic, including related business interruptions and other effects; and

•any other risks identified herein.
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
Because commercial production of the Lucid Air has recently begun, we have no experience servicing or repairing our vehicles. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. In addition, we plan to partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.
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
We will provide a manufacturer’s warranty on all vehicles and powertrain components and systems we sell. Now that our vehicles are in commercial production, we will need to maintain reserves to cover part replacement and other vehicle repair needs, including any potential software upgrades or warranty claims. In addition, we expect to provide a manufacturer’s warranty on any future energy storage systems we sell and may provide additional warranties on installation workmanship or performance guarantees. Warranty reserves will include our management team’s best estimate of the projected costs to repair or to replace items under warranty. Such estimates are inherently uncertain, particularly in light of our limited operating history and the limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves in the future. If our reserves are inadequate to cover future maintenance requirements on our vehicles, our business, prospects, financial condition and results of operations could be materially and adversely affected. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing reserves will be sufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty, we may be exposed to materially higher warranty, parts replacement and repair expenses than we expect, and our reserves may be insufficient to cover such expenses.
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
While we have completed the initial phase of construction at our manufacturing facilities in Casa Grande, Arizona, tooling our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges. For example, our manufacturing plans contemplated a compressed time period between finalization of the Lucid Air’s specifications for commercial production and the start of commercial production, which required finalization of tooling in a short time period. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. These risks could be exacerbated because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commencement of commercial production at our Casa Grande facilities, we have hired and trained and continue to hire and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for the Lucid Air and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
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
Furthermore, our Casa Grande facilities and the equipment we use to manufacture our vehicles will be costly to repair or replace and could require substantial lead time to repair or replace and qualify for use. We rely heavily on complex machinery for our operations, and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant employs large-scale, complex machinery combining many components, which may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts that may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly decrease our operational efficiency, including by forcing manufacturing shutdowns in order to conduct repairs or troubleshoot manufacturing problems. Our facilities may also be harmed or rendered inoperable by natural or man-made disasters, including but not limited to earthquakes, tornadoes, flooding, fire, power outages, environmental hazards and remediation, costs associated with decommissioning of equipment, labor disputes and strikes, difficulty or delays in obtaining governmental permits and licenses, damages or defects in electronic systems, industrial accidents or health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our vehicles for some period of time. The inability to produce our vehicles or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. Should operational risks materialize, they may result in the personal injury to or death of our workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
Our ability to continue production and our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.
Our success, including our ability to continue production of the Lucid Air, will be dependent upon our ability to enter into supplier agreements and maintain our relationships with suppliers who are critical and necessary to the output and production of our vehicles. We also rely on suppliers to provide us with the components for our vehicles. The supplier agreements we have or may enter into with key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. If these suppliers become unable to provide, or experience delays in providing, components, or if the supplier agreements we have in place are terminated, it may be difficult to find replacement components. Changes in business conditions, pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers.
Further, we have not secured supply agreements for all of our components. We may be at a disadvantage in negotiating supply agreements for the production of our vehicles due to our limited operating history. In addition, there is the possibility that finalizing the supply agreements for the parts and components of our vehicles will cause significant disruption to our operations, or such supply agreements could be at costs that make it difficult for us to operate profitably.
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
As we scale commercial production of our vehicles or any future energy storage systems, we may experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. We use various materials in our business, including aluminum, steel, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicles and energy storage products by our competitors, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:
•the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric vehicle industry as demand for such cells increases;
•an increase in the cost, or decrease in the available supply, of materials, such as cobalt, used in lithium-ion cells;
•disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers; and
•fluctuations in the value of any foreign currencies, and the Korean Won in particular, in which battery cell and related raw material purchases are or may be denominated against the U.S. dollar.
Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. Furthermore, our ability to manufacture our vehicles depends on continuing access to semiconductors and components that incorporate semiconductors. A global semiconductor supply shortage is having wide-ranging effects across multiple industries and the automotive industry in particular, and it has impacted many automotive suppliers and manufacturers, including us, that incorporate semiconductors into the parts they supply or manufacture. We have experienced and may continue to experience an impact on our operations as a result of the semiconductor supply shortage, and such shortage could in the future have a material impact on us or our suppliers, which could delay or reduce planned production levels of the Lucid Air or planned future vehicles, impair our ability to continue production once started or force us or our suppliers to pay exorbitant rates for continued access to semiconductors, and of which could have a material adverse effect on our business, prospects and results of operations. In addition, prices and transportation expenses for these materials fluctuate depending on many factors beyond our control, including fluctuations in supply and demand, currency fluctuations, tariffs and taxes, fluctuations and shortages in petroleum supply, freight charges and other economic and political factors. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.
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
Our vehicles, including the Lucid Air, will use a substantial amount of third-party and in-house software and complex technological hardware to operate, some of which is still subject to further development and testing. The development and implementation of such advanced technologies is inherently complex, and we will need to coordinate with our vendors and suppliers in order to integrate such technology into our electric vehicles and ensure it interoperates with other complex technology as designed and as expected. We may fail to detect defects and errors that are subsequently revealed, and our control over the performance of third-party services and systems may be limited. Any defects or errors in, or which are attributed to, our technology, could result in, among other things:
•delayed production and delivery of our vehicles, including the Lucid Air;
•delayed market acceptance of our vehicles;
•loss of customers or inability to attract new customers;
•diversion of engineering or other resources for remedying the defect or error;
•damage to our brand or reputation;
•increased service and warranty costs;
•legal action by customers or third parties, including product liability claims; and
•penalties imposed by regulatory authorities.
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
We have invested and expect to continue to invest significantly in what we believe is state of the art tooling, machinery and other manufacturing equipment, and we depreciate the cost of such equipment over their expected useful lives. However, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected. Moreover, as we ramp the commercial production of our vehicles, our experience may cause us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.
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
In addition, as we scale the manufacturing of our vehicles and any future energy storage products, we will need to store a significant number of lithium-ion cells at our Casa Grande, Arizona manufacturing facilities. Any mishandling of battery cells or safety issue or fire related to the cells could disrupt our operations. Such damage or injury could also lead to adverse publicity and potentially a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our vehicles and negatively affect our results of operations and financial condition. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, results of operations and financial condition.
Risks Related to Cybersecurity and Data Privacy
Any unauthorized control, manipulation, interruption or compromise of or access to our products or information technology systems could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects.
Our products contain complex information technology systems. For example, our vehicles are designed with built-in data connectivity to accept and install periodic remote updates to improve their functionality. In addition, we expect to collect, store, transmit and otherwise process data from vehicles, customers, employees and other third parties as part of our business operations, which may include personal data or confidential or proprietary information. We also work with third-party service providers and vendors that collect, store and process such data on our behalf. We have taken certain measures to prevent unauthorized access and plan to continue to deploy additional measures as we grow. Our third-party service providers and vendors also take steps to protect the security and integrity of our and their information technology systems and our and their customers’ information. However, there can be no assurance that such systems and measures will not be compromised as a result of intentional misconduct, including by employees, contractors, or vendors, as well as by software bugs, human error, or technical malfunctions.

Furthermore, hackers may in the future attempt to gain unauthorized access to, modify, alter and use our vehicles, products and systems to (i) gain control of, (ii) change the functionality, user interface and performance characteristics of or (iii) gain access to data stored in or generated by, our vehicles, products and systems. Advances in technology, an increased level of sophistication and diversity of our products and services, an increased level of expertise of hackers and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems are also vulnerable to damage or interruption from, among other things, computer viruses, ransomware, killware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes, domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, or misuse, mistake or other attempts to harm our products and systems. Our and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers could result in lengthy interruptions in our service. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.

If we are unable to protect our products and systems (and the information stored in our systems) from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such problems or security breaches could have negative consequences for our business and future prospects, including causing monetary losses, giving rise to liabilities under our contracts or to the owners of the applicable information, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property or trade secrets. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, systems or data, as well as other factors that may result in the perception that our vehicles, systems or data are vulnerable to being “hacked,” could negatively affect our brand. In addition, some members of the U.S. federal government, including certain members of Congress and the National Highway Traffic Safety Administration (“NHTSA”), have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe has introduced new regulations governing connected vehicle cybersecurity, which became effective in January 2021 and are expected to apply in the European Union to all new vehicle types beginning in July 2022 and to all new vehicles produced from July 2024. Such regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect the timing of our entry into the European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulation.
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
In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information from our customers, employees and third parties with whom we conduct business, including names, accounts, driver license information, user IDs and passwords, and payment or transaction related information. Additionally, we will use our vehicles’ electronic systems to log information about each vehicle’s use, such as charge time, battery usage, mileage and driving behavior, in order to aid it in vehicle diagnostics, repair and maintenance, as well as to help us customize and improve the driving and riding experience. Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.
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
Our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. Although we do not currently anticipate widespread departure of our senior leadership team or other key employees, it is always possible that we could lose some key personnel. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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
We will need to hire and train a significant number of employees to engage in full-scale commercial manufacturing operations. This needs to be accomplished in a very short period of time in order for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, training and managing a large workforce, and these risks and challenges may be exacerbated by the short period of time in which we intend to scale up our hourly workforce. Although the area surrounding our Casa Grande, Arizona manufacturing facilities is home to a highly trained workforce with experience in engineering and manufacturing, this workforce does not have significant experience with electric vehicle manufacturing, and many jobs will require significant training. If we are unsuccessful in hiring and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
Many of our employees play critical roles in ensuring the safety and reliability of our vehicles and/or our compliance with relevant laws and regulations. Certain of our employees have access to sensitive information and/or proprietary technologies and know-how. While we have adopted codes of conduct for all of our employees and implemented detailed policies and procedures relating to intellectual property, proprietary information and trade secrets, we cannot assure you that our employees will always abide by these codes, policies and procedures nor that the precautions we take to detect and prevent employee misconduct will always be effective. If any of our employees engage in any misconduct, illegal or suspicious activities, including but not limited to misappropriation or leakage of sensitive customer information or proprietary information, we and such employees could be subject to legal claims and liabilities and our reputation and business could be adversely affected as a result.
In addition, while we have screening procedures during the recruitment process, we cannot assure you that we will be able to uncover misconduct of job applicants that occurred before we offered them employment, or that we will not be affected by legal proceedings against our existing or former employees as a result of their actual or alleged misconduct. Any negative publicity surrounding such cases, especially in the event that any of our employees is found to have committed any wrongdoing, could negatively affect our reputation and may have an adverse impact on our business.

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
We are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials and with respect to constructing, expanding and maintaining our facilities. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our ability to continue our commercial manufacturing operations. Such costs and delays may adversely impact our business prospects and results of operations. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.
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

We may become subject to product liability claims, which could harm our business, prospects, results of operations and financial condition. The automotive industry experiences significant product liability claims, and we face inherent risks of exposure to claims in the event our future production vehicles do not perform or are claimed not to perform as expected or malfunction, resulting in property damage, personal injury or death. We also expect that, as is true for other automakers, our vehicles will be involved in crashes resulting in death or personal injury, and even if not caused by the failure of our vehicles, we may face product liability claims and adverse publicity in connection with such incidents. In addition, we may face claims arising from or related to failures, claimed failures or misuse of new technologies that we expect to offer, including AD/ADAS features in our vehicles. See “— Risks Related to Litigation and Regulation — AD/ADAS technology is subject to uncertain and evolving regulations.” In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring modules, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. In addition, although we intend to equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient or any warning. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive.
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
Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “—Risks Related to Manufacturing and Supply Chain—We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of the Lucid Air, which could harm our business and prospects.”
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
Our operations are also subject to federal, state, and local workplace safety laws and regulations, including, but not limited to, the Occupational Health and Safety Act, which require compliance with various workplace safety requirements, including requirements related to environmental safety. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations. The costs required to comply with workplace safety laws can be significant, and non-compliance could adversely affect our production or other operations, including with respect to the production of the Lucid Air, which could have a material adverse effect on our business, prospects and results of operations.
AD/ADAS technology is subject to uncertain and evolving regulations.
We expect to introduce certain AD/ADAS technologies into our vehicles over time. AD/ADAS technology is subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which is beyond our control. There is a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that assume a human driver will be controlling the vehicle at all times. There are currently no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the U.S. and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations or may delay products or restrict self-driving features and availability, which could adversely affect our business. Our vehicles may not achieve compliance with the regulatory requirements in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our AD/ADAS hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.
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
The measures we take to obtain, maintain, protect and enforce our intellectual property, including preventing unauthorized use by third parties, may not be effective for various reasons, including the following:
•any patent applications we file may not result in the issuance of patents;
•we may not be the first inventor of the subject matter to which we have filed a particular patent application, and we may not be the first party to file such a patent application;
•the scope of our issued patents may not be broad enough to protect our inventions and proprietary technology;
•our issued patents may be challenged or invalidated by our competitors or other third parties;
•patents have a finite term, and competitors and other third parties may offer identical or similar products after the expiration of our patents that cover such products;
•our employees, contractors or business partners may breach their confidentiality, non-disclosure and non-use obligations;
•competitors and other third parties may independently develop technologies that are the same or similar to ours;
•the costs associated with enforcing patents or other intellectual property rights, or confidentiality and invention assignment agreements may make enforcement impracticable; and
•competitors and other third parties may circumvent or otherwise design around our patents or other intellectual property.

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
There is considerable patent and other intellectual property development activity in our industry. Companies, organizations and individuals, including our competitors, may hold or obtain patents, trademarks or other intellectual property that would prevent, limit or interfere with our ability to make, use, develop, sell, lease, market or otherwise exploit our vehicles, components or other technology, which could make it more difficult for us to operate our business. Our success depends in part on not infringing, misappropriating or otherwise violating the intellectual property of third parties. From time to time, we may receive communications from third parties, including our competitors, alleging that we are infringing, misappropriating or otherwise violating their intellectual property or otherwise asserting their rights and urging us to take licenses, and we may be found to be infringing, misappropriating or otherwise violating such rights. There can be no assurance that we can adequately mitigate the risk of potential suits or other legal demands by our competitors or other third parties. Accordingly, we may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or at all or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. We may be unaware of the intellectual property and other proprietary rights of third parties that may cover some or all of our products or technologies. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against it, could have adverse effects on our business, including requiring that it:
•pay substantial damages, including treble damages for willful infringement, or ongoing royalty payments;
•cease developing, selling, leasing, using or incorporating certain components into vehicles or offering goods or services that incorporate or use the asserted intellectual property;
•seek a license from the owner of the asserted intellectual property, which license may not be available on reasonable terms, or at all;
•comply with other unfavorable terms; or

•establish and maintain alternative branding for our products and services.
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
We anticipate that we will need to raise additional funds through equity or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, during the first year following the Closing, we expect to settle tax withholding obligations in connection with vesting of the CEO RSU Award (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—CEO RSU Award”) through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on each vesting date. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of RSUs vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding. Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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
We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of the Lucid Air and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles, especially in new markets; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, both nationally and locally; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; or investment in expansion to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
As of September 30, 2021, we had accumulated U.S. federal and state net operating loss carryforwards and research and development credits which may be available to offset and reduce future taxable income.
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
We operate and are subject to income and other taxes in the United States and a growing number of other jurisdictions throughout the world. Existing domestic and foreign tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us to change our transfer pricing policies and pay additional tax amounts, fines or penalties, surcharges, and interest charges for past amounts due, the amounts and timing of which are difficult to discern. Existing tax laws, statutes, rules, regulations, or ordinances could also be interpreted, changed, modified, or applied adversely to our customers (possibly with retroactive effect) and, if our customers are required to pay additional surcharges, it could adversely affect demand for our vehicles. Furthermore, changes to federal, state, local, or international tax laws on income, sales, use, import/export, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations continue to be considered by the United States and other countries where we currently operate or plan to operate. These contemplated tax initiatives, if finalized and adopted by the United States or other countries where we do business, and the other tax issues described above may materially and adversely impact our operating activities, transfer pricing policies, effective tax rate, deferred tax assets, operating income, and cash flows.
On April 7, 2021 the current presidential administration proposed changes to the U.S. tax system. The proposals under discussion include changes to the U.S. corporate tax system that would increase U.S. corporate tax rates, impose a corporate minimum book tax and double the tax rate on and make other tax changes to broad categories of income earned by foreign subsidiaries. Many aspects of the current proposals are unclear or underdeveloped, and we are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. federal income taxes. However, it is possible that the enactment of changes in the U.S. corporate tax system could have a material adverse effect on our liability for U.S. corporate tax and our consolidated effective tax rate.
Risks Related to the Restatement of Our Previously Issued Financial Statements
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” In light of the SEC Warrant Accounting Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” Churchill’s management evaluated the terms of the Warrant Agreement entered into in connection with the Churchill IPO and concluded that the warrants include provisions that, based on the SEC Warrant Accounting Statement, preclude the warrants from being classified as components of equity. As a result, Churchill classified the warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the warrants and that such gains or losses could be material.
In addition, following the issuance of the SEC Warrant Accounting Statement, and after consultation with Churchill’s independent registered public accounting firm and Churchill’s management team, Churchill concluded that, in light of the SEC Warrant Accounting Statement, it was appropriate to restate its financial statements for the period ended December 31, 2020, and the financial statements as of August 3, 2020 and as of and for the period ended September 30, 2020, in the financial statements accompanying Churchill’s Annual Report on Form 10-K/A. As part of such process, Churchill identified a material weakness in its internal controls over financial reporting, solely related to Churchill’s accounting for warrants. See “—Risks Related to Public Company Requirements- We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our common stock.”
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

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take and will continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and prospectus. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following August 3, 2025, the fifth anniversary of the Churchill IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We expect that we will cease to be an emerging growth company as of December 31, 2021.
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
We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We intend to continue to take advantage of the exemptions described above for as long as we continue to be an emerging growth company. See “—Risks Related to Our Business and Operations—Risks Related to Public Company Requirements —The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”
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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of the combined company’s internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We expect that we will cease to be an emerging growth company as of December 31, 2021. We have identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2020 and cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.
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
In connection with the preparation and audit of Lucid’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019, material weaknesses were identified in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:
•Lucid did not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters to provide reasonable assurance of preventing material misstatements;
•Lucid did not maintain an effective process to verify changes to vendor records for payment remittances; and
•Lucid did not maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, Lucid did not design and maintain user access controls to ensure appropriate segregation of duties and restrict user access to its financial applications to appropriate company personnel.
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
We have begun implementing a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:
•hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting;
•designing and implementing effective processes and controls to prevent payment to unverified vendors;
•designing and implementing security management and change management controls over IT systems, including adjusting user access levels and implementing external logging of activity and periodic review of such logs; and
•engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In addition, in connection with the restatement of Churchill’s financial statement reflected in Churchill’s Annual Report on Form 10-K/A filed on May 14, 2021, Churchill’s management concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 due to a material weakness in internal controls over financial reporting solely related to its accounting for warrants. See “—Risks Related to the Restatement of Our Previously Issued Financial Statements —Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.”
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
On March 3, 2021, Richard Hofman, a purported stockholder of Churchill, filed a complaint, individually and on behalf of other Churchill stockholders, in the Superior Court of the State of California against Churchill, Lucid, and other unnamed defendants. The complaint alleged claims for fraud, negligent misrepresentation, and false advertising and unfair business practices in connection with allegedly false and misleading statements and omissions in Churchill’s public filings, concerning the proposed merger between Churchill and Lucid. The complaint sought injunctive relief, as well as compensatory and punitive damages. On March 8, 2021, plaintiff filed an ex parte application for a temporary restraining order and preliminary injunction, which Churchill opposed and the court denied on March 10, 2021. Plaintiff filed an amended complaint on March 22, 2021, solely in a personal capacity and not on behalf of any other Churchill stockholders. The amended complaint alleges claims for fraud against defendants Lucid and Peter Rawlinson, and negligent misrepresentation against Churchill, Lucid, and Mr. Rawlinson. The amended complaint seeks compensatory and punitive damages. On June 7, 2021, the plaintiff voluntarily dismissed the action without prejudice.

Since April 18, 2021, four actions asserting claims under the federal securities laws have been filed in federal courts in Alabama, California, New Jersey and Indiana, including two putative class actions: Randy Phillips v. Churchill Capital Corporation IV, et al., 1:21-cv-00539-ACA (N.D. Ala., filed Apr. 18, 2021); Arec D. Simeri v. Churchill Capital Corporation IV, et al., 2:21-cv-04295 (C.D. Cal., filed May 24, 2021); Chris Arico v. Churchill Capital Corporation IV, et al., 1:21-cv-12355 (D.N.J., filed June 9, 2021); and Gregory Slabaugh v. Churchill Capital Corporation IV, et al., 1:21-cv-01652 (S.D. Ind., filed June 11, 2021). The complaints name Churchill, Atieva, Inc. (doing business as Lucid), Michael Klein, Jay Taragin, and Peter Rawlinson as defendants and generally allege violations of Sections 10(b) and 20(a) of the Exchange Act in connection with alleged false and misleading statements concerning Lucid’s business plans and prospects, as well as the proposed merger between Churchill and Lucid. The complaints generally seek compensatory and/or punitive damages. The Arico matter was voluntarily dismissed on September 15, 2021 due to the existence of an earlier filed class action (Phillips). Upon motion, both the Simeri and Slabaugh have been transferred to the Northern District of Alabama, the location of the first filed action (Phillips).We believe the claims are without merit and intend to defend ourselves vigorously.
Additional lawsuits may be filed against us or our directors and officers in connection with the Transactions. Defending such additional lawsuits could require us to incur significant costs and draw the attention of our management team away from the daily operations of Lucid. Further, the defense or settlement of any lawsuit or claim may also adversely affect our business, financial condition, results of operations and cash flows.
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
Although Churchill has conducted due diligence on the Lucid business, we cannot assure you that this diligence surfaced all material issues that may have been present in such business, that it was possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Lucid business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if Churchill’s due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with Churchill’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, any of our stockholders could suffer a reduction in the value of their shares.

If the benefits of the Transactions do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
If the benefits of the Transactions do not meet the expectations of investors, stockholders or securities analysts, the market price of our securities may decline.
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Transactions, there has not been a public market for stock relating to the Lucid business and trading in shares of Churchill’s Class A common stock has not been active. Accordingly, the valuation ascribed to the Lucid business and Churchill’s Class A common stock in the Transactions may not be indicative of the price that will prevail in the trading market following the Transactions.
Risks Related to Ownership of Our Securities
There is no guarantee that an active and liquid public market for our securities will develop.
Churchill was a blank check company and there was no public market for Lucid Common Shares since Lucid was a private company. A liquid trading market for our common stock may never develop or, if developed, it may not be sustained. In the absence of a liquid public trading market:
•you may not be able to liquidate your investment in shares of our common stock;
•you may not be able to resell your shares of our common stock at or above the price you paid for them;
•the market price of shares of our common stock may experience significant price volatility; and
•there may be less efficiency in carrying out your purchase and sale orders.
Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
The price of our common stock may be volatile.
The trading price of our common stock may fluctuate substantially and may be lower than its current price. This may be especially true for companies like ours with a small public float. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations. The trading price of our securities depends on many factors, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our securities since you might be unable to sell them at or above the price you paid for them. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•market conditions in the broader stock market in general, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;
•changes in the market’s expectations about our operating results;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•the public’s reaction to the number of unit reservations, financial projections and any other guidance or metrics that we may publicly disclose from time to time;
•speculation in the press or investment community;
•actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;

•the operating results failing to meet the expectation of securities analysts or investors in a particular period;
•the timing of the achievement of objectives under our business plan and the timing and amount of costs we incur in connection therewith;
•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•operating and stock price performance of other companies that investors deem comparable to ours;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation or investigations involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of our common stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and
•other risk factors listed under “Risk Factors.”
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including, most recently, the impact of the novel coronavirus, COVID-19, and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following the Transactions. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
Our common stock are currently listed on the Nasdaq Global Select Market. There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in such securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
A significant portion of our common stock is restricted from immediate resale, but may be sold into the market in the future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
The market price of shares of our common stock could decline as a result of substantial sales of common stock, particularly by our significant stockholders, a large number of shares of common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.
As of immediately after the Closing, we had outstanding (i) 1,618,621,534 shares of our common stock, (ii) warrants to purchase 85,750,000 shares of our common stock, and (iii) options and restricted stock units covering 111,531,080 shares of our common stock.
Pursuant to the Investor Rights Agreement and our current bylaws, and subject to certain exceptions, the holders of: (i) shares of common stock issued as consideration pursuant to the Merger, (ii) any assumed Lucid Equity Awards; or (iii) shares of common stock underlying such assumed Lucid Equity Awards, in each case, are restricted from selling or transferring any of the securities described in clauses (i), (ii) or (iii). Such restrictions began at the Closing and will end at the date that is 180 days after the Closing. Pursuant to the Investor Rights Agreement, the Sponsor has agreed to similar restrictions for a period of 18 months with respect to our common stock and Private Placement Warrants held by it. However, following the expiration of such lock-up periods, the Sponsor and the other lock-up parties will not be restricted from selling our securities held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
As of the Closing Date, Ayar held approximately 62.7% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although as of the date of this report, we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
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
The Sponsor and Ayar beneficially own a significant equity interest in us and may take actions that conflict with your interests.
The interests of Sponsor and Ayar may not align with our interests and the interests of our other stockholders. The Sponsor and Ayar are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor and Ayar and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
We may issue additional shares of our common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.
We may issue additional shares of our common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our Incentive Plan, without stockholder approval, in a number of circumstances. In connection with the Transactions, we assumed Lucid Equity Awards covering approximately 111.5 million shares of our common stock.
Our issuance of additional shares of our common stock or other equity securities of equal or senior rank could have the following effects:
•your proportionate ownership interest in us will decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; or
•the market price of our stock may decline.
Our results of operations may differ significantly from the unaudited pro forma condensed combined financial information included in this report.
This report includes our unaudited pro forma condensed combined financial statements. Our unaudited pro forma condensed combined statement of loss combines the historical results of operations of Churchill.
The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the business combination been consummated on the dates set forth in such unaudited pro forma condensed combined financial statements, or the future consolidated results of operations or financial position of Lucid. Accordingly, our business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in this report. For more information, please see the section entitled “Unaudited Pro Forma Condensed Combined Financial Information.”
We do not anticipate paying any cash dividends for the foreseeable future.
We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain its future earnings, if any, for the foreseeable future, to fund the development and growth of our business.
Any future determination to pay dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, applicable contractual restrictions and such other factors as the Board may deem relevant. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock.
Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

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
Under our current bylaws, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum will be a state court within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to us or our stockholders;
•any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended, restated, modified, supplemented or waived from time to time); or
•any action asserting a claim against us or any of our directors or officers or other employees governed by the internal affairs doctrine.
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
Our current certificate of incorporation and our current bylaws provide for, among other things:
•the ability of our Board to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;
•subject to the Investor Rights Agreement, advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and
•certain limitations on convening special stockholder meetings.
In addition, in our current certificate of incorporation, we have not opted out of Section 203 of the DGCL, which prohibits a Delaware corporation from engaging in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:
•prior to such time, the Board approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of voting stock outstanding at the time the transaction commenced, excluding certain shares; or

•at or subsequent to that time, the business combination is approved by our Board and by the affirmative vote of holders of at least two-thirds of the votes of our outstanding voting stock that is not owned by the interested stockholder.
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
Securities or industry analysts may not publish or cease publishing research or reports about us, our business, our market, or change their recommendations regarding our common stock adversely, which could cause the price and trading volume of our common stock to decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business and operations, our market, or our competitors. Similarly, if any of the analysts who do cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who do cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2021, Churchill entered into the Subscription Agreements pursuant to which certain investors agreed to subscribe for 166,666,667 shares of Class A common stock at a purchase price of $15.00 per share for an aggregate commitment of $2,500,000,005. Ayar, Lucid’s majority shareholder, agreed to purchase 13,333,333 of such shares. At the Closing, the Company consummated such PIPE Investment and issued 166,666,667 shares of its Class A common stock for aggregate gross proceeds of $2,500,000,005.

BofA Securities, Inc. and Citigroup Global Markets Inc., as placement agents for the PIPE Investment, received customary fees in connection with such Closing equal to approximately $12.6 million and $12.6 million, respectively.

The sales of the shares of Class A common stock as part of such PIPE Investment were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering.
Item 5. Other Information.

On November 13, 2021, our compensation committee approved the payment of annual cash bonuses for 2021 to certain executive officers in view of the successful achievement of the start of production and start of customer deliveries of the Lucid Air, as well as their respective contributions to the Company’s overall success in 2021, as follows: Mr. Rawlinson will receive $400,000, Mr. Bach will receive $282,000, Ms. House will receive $166,000 Mr. Bell will receive $268,000, and Mr. Smuts will receive $81,000.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39408	July 26, 2021	3.1

3.2	Amended and Restated Bylaws	8-K	001-39408	July 26, 2021	3.2

10.1	Form of Repurchase Agreement, dated as of October 8, 2021, between Lucid Group, Inc. and each signatory thereto					X

10.2	Form of Indemnification Agreement	8-K	001-39408	July 26, 2021	3.2

10.3˄	Lucid Group, Inc. 2021. Performance Bonus Plan	8-K	001-39408	July 26, 2021	10.25

10.4˄	Lucid Group, Inc. 2021 Executive Severance Benefit Plan and Summary Plan Description	8-K	001-39408	July 26, 2021	10.26

10.5˄	Form of Participation Agreement under the Lucid Group, Inc. 2021 Executive Severance Benefit Plan	8-K	001-39408	July 26, 2021	10.27

10.6˄	Lucid Group, Inc. 2021 Stock Incentive Plan (including the Lucid Group, Inc. 2021 Employee Stock Purchase Plan, attached thereto)	8-K	001-39408	July 26, 2021	10.6

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
˄ Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: November 15, 2021	By:	/s/ Sherry House
Name: Sherry House
Title: Chief Financial Officer