Form 10-K
period 2021-12-31
Lucid Group, Inc.
filed 2022-02-28
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2021 (the last business day of registrant’s second quarter of fiscal year 2021), was $5.5 billion based upon the last sale price reported for such date on the Nasdaq Stock Market LLC. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding at February 22, 2022: 1,653,257,009

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”). Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate, including estimates and forecasts of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches and production volumes, future strategies and products, including with respect to energy storage systems and automotive partnerships, manufacturing capabilities and facilities, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our go-to-market strategy and our financial and operating guidance, future capital expenditures and other operating expenses, future market launches and international expansion, including our planned manufacturing facility in Saudi Arabia and related timing and value to Lucid, and our needs for additional financing. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, market, financial, political and legal conditions;
•risks relating to the uncertainty of our projected financial information, including conversion of reservations into binding orders;
•risks related to the timing of expected business milestones, including our planned commercial launches;
•risks related to our supply chain and our ability to complete the tooling of our manufacturing facilities over time and scale production of the Lucid Air and other vehicles;
•risks related to the expansion of our Arizona manufacturing facility and to the construction of additional facilities in other geographies;
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
•our ability to establish our brand, expand our brand to Europe, the Middle East, and China and capture additional market share and forecast projected market share and demand, and the risks associated with negative press or reputational harm;
•our ability to manage expenses;
•our ability to effectively utilize zero emission vehicle credits and obtain and utilize certain tax and other incentives;
•our ability to issue equity or equity-linked securities in the future;
•our ability to pay interest and principal on our indebtedness;
•the outcome of any potential litigation, government and regulatory proceedings, investigations and inquiries;
•the impact of the global COVID-19 pandemic on our projected results of operations, financial performance or other financial metrics, or on any of the foregoing risks; and
•other factors disclosed in this Annual Report or our other filings with the Securities and Exchange Commission (the “SEC”).
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk

Factors” in Item 1A of Part I of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Frequently Used Terms
Unless otherwise stated in Part II Item 8. Financial Statements and Supplementary Data, or the context otherwise requires, references in this Annual Report to:

“2009 Plan” are to the Atieva, Inc. 2009 Share Plan duly adopted by the board of directors of Legacy Lucid on December 17, 2009;

“2014 Plan” are to the Atieva, Inc. 2014 Share Plan duly adopted by the board of directors of Legacy Lucid on May 14, 2014;

“2021 Plan” are to the Atieva, Inc. 2021 Stock Incentive Plan duly adopted by the compensation committee of the board of directors of
Legacy Lucid on January 13, 2021 and approved by Legacy Lucid’s shareholders on January 21, 2021;
“2026 Notes” are to the 1.25% Convertible Senior Notes due 2026;

“Ayar” are to Ayar Third Investment Company, an affiliate of PIF;

“Board” are, prior to consummation of the Transactions, to the board of directors of Legacy Lucid, and, following consummation of the
Transactions, to the board of directors of Lucid Group Inc., a Delaware corporation;
“Churchill” or “CCIV” are to Churchill Capital Corp IV, a Delaware corporation and our predecessor company prior to the consummation of the Transactions, which changed its name to Lucid Group, Inc. following the consummation of the Transactions, and its consolidated subsidiaries;

“Churchill’s Class A common stock” are to Churchill’s Class A common stock, par value $0.0001 per share;

“Churchill’s Class B common stock” are to Churchill’s Class B common stock, par value $0.0001 per share;
“Churchill IPO” are to the initial public offering by Churchill which closed on August 3, 2020;
“Closing” are to the consummation of the Transactions;
“Closing Date” are to July 23, 2021, the date on which the Transactions were consummated;

“common stock” are, prior to the consummation of the Transactions, to Churchill’s Class A common stock and Churchill’s Class B common stock and, following the consummation of the Transactions, to the common stock of Lucid Group, Inc., par value $0.0001 per share;

“Effective Time” are to the date and time when the Merger became effective;
“ESG” are to the Environmental, Social and Governance;

“EV” are to electric vehicle;
“Exchange Ratio” are to the quotient as defined in, and calculated in accordance with, the Merger Agreement, which is 2.644;

“founder shares” are to shares of Churchill’s Class B common stock and Churchill’s Class A common stock issued upon the automatic conversion thereof in connection with the Closing;

“Investor Rights Agreement” are to the Investor Rights Agreement, dated as of February 22, 2021, by and among the Company, the
Sponsor, Ayar and certain other parties thereto;
“Legacy Lucid” are to Atieva, Inc., d/b/a Lucid Motors, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its consolidated subsidiaries before the Closing Date;

“Legacy Lucid Common Shares” are to the common shares, par value $0.0001 per share, of Legacy Lucid;

“Legacy Lucid Awards” are to all issued and outstanding stock options, restricted stock units or other compensatory equity securities in respect of shares of Legacy Lucid outstanding as of immediately prior to the closing of the Merger, including, without limitation, any
Legacy Lucid Options and Legacy Lucid RSUs;

“Legacy Lucid Share Plans” are to the 2009 Plan, the 2014 Plan, the 2021 Plan, in each case as amended from time to time in accordance with their terms;

“Legacy Lucid Options” are to all issued and outstanding options to purchase or otherwise acquire Legacy Lucid Common Shares
(whether or not vested) held by any person, including share options granted under any Legacy Lucid Share Plan;

“Legacy Lucid Preferred Shares” are to, collectively, Legacy Lucid Series A Preferred Shares, Legacy Lucid Series B Preferred Shares,
Legacy Lucid Series C Preferred Shares, Legacy Lucid Series D Preferred Shares and Legacy Lucid Series E Preferred Shares;

“Legacy Lucid Series A Preferred Shares” are to the Series A preferred shares, par value $0.0001 per share, of Legacy Lucid;

“Legacy Lucid Series B Preferred Shares” are to the Series B preferred shares, par value $0.0001 per share, of Legacy Lucid;

“Legacy Lucid Series C Preferred Shares” are to the Series C preferred shares, par value $0.0001 per share, of Legacy Lucid;

“Legacy Lucid Series D Preferred Shares” are to the Series D preferred shares, par value $0.0001 per share, of Legacy Lucid;

“Legacy Lucid Series E Preferred Shares” are to the Series E preferred shares, par value $0.0001 per share, of Legacy Lucid;

“Legacy Lucid Shares” are to the Legacy Lucid Common Shares and Legacy Lucid Preferred Shares;

“Legacy Lucid RSUs” are to all issued and outstanding restricted stock unit awards with respect to Legacy Lucid Common Shares outstanding under any Legacy Lucid Share Plan;

“Lucid Awards” are to Lucid Options and Lucid RSUs;

“Lucid Options” are to all issued and outstanding options to purchase shares of common stock immediately following the closing of the
Merger;

“Lucid RSUs” are to all issued and outstanding restricted stock unit awards with respect to shares of common stock immediately following the closing of the Merger;
“Merger” are to the merger of a merger subsidiary of Churchill and Atieva, Inc., with Atieva, Inc. surviving such merger as a wholly owned subsidiary of Churchill;

“Merger Sub” are to Air Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Churchill;
“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill, Legacy Lucid and Merger Sub, as the same has been or may be amended, modified, supplemented or waived from time to time;
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

“PIPE Investors” are to the investors participating in the PIPE Investment;

“PIPE Subscription Agreements” are to the common stock subscription agreements entered into by and among Churchill, and the investors party thereto, in each case, dated as of February 22, 2021 and entered into in connection with the PIPE Investment;

“Private Placement Warrants” are to Churchill’s warrants issued to the Sponsor in a private placement simultaneously with the closing of the Churchill IPO;

“Promissory Note” are to the unsecured promissory note issued by Churchill to the Sponsor in an aggregate principal amount of
$1,500,000. The Sponsor has elected to exercise its option to convert the unpaid balance of the Promissory Note of $1,500,000 into
Working Capital Warrants;

“Public Warrants” are to Churchill’s warrants sold as part of the units in the Churchill IPO (whether they were purchased in the
Churchill IPO or thereafter in the open market);

“Sponsor” are to Churchill Sponsor IV LLC, a Delaware limited liability company and an affiliate of M. Klein and Company;
“Transactions” are to the Merger, together with the other transactions consummated under the Merger Agreement and the related agreements;

“Warrant Agreement” are to the Warrant Agreement, dated July 29, 2020, entered into in connection with the Churchill IPO by and between Continental Stock Transfer & Trust Company and Churchill; and

“Working Capital Warrants” are to the warrants to purchase Churchill’s Class A common stock pursuant to the terms of the Promissory
Note, on terms identical to the terms of the Private Placement Warrants.
Unless the context otherwise requires, all references in this section to “Lucid,” the “Company,” “we,” “us,” “our,” and other similar terms refer to Legacy Lucid and its subsidiaries prior to the Closing, and Lucid Group, Inc., a Delaware corporation, and its subsidiaries after the Closing.
Item 1. Business.
OVERVIEW
Mission
Lucid’s mission is to inspire the adoption of sustainable energy by creating advanced technologies and the most captivating luxury electric vehicles, centered around the human experience.
About Us
Lucid is a technology and automotive company that is setting new standards with its advanced luxury electric vehicles (EVs). Today, Lucid (i) designs, engineers and builds electric vehicles, EV powertrains and battery systems in-house using our own equipment and factory, (ii) offers a refined customer experience at our own geographically distributed retail and service locations and through direct-to-consumer online and retail sales and (iii) boasts a strong product roadmap of future vehicle programs and technologies. Our focus on in-house technological innovation, vertical integration, and a “clean-sheet” approach to engineering and design have led to the development of our groundbreaking electric vehicle, the Lucid Air.
The Lucid Air is a luxury electric sedan that redefines both the luxury car segment and the electric vehicle space, with industry-leading EPA-accredited range of more than 500 miles on a single charge (depending on vehicle configuration). This range is enabled by an efficient, powerful powertrain that Lucid developed and builds in-house through vertically integrated manufacturing capacity. Our Space Concept underpins the Lucid Air’s design, merging a spacious interior with a smaller exterior profile that is reminiscent of a high-performance sports car. This achievement is enabled by our miniaturized drive-train components, which also result in increased storage capacity.
The Lucid Air is manufactured at our greenfield electric vehicle manufacturing facility in Casa Grande, Arizona, Advanced Manufacturing Plant-1 (“AMP-1”). Our manufacturing footprint in Casa Grande also includes the Lucid Powertrain Manufacturing Plant-1 (“LPM-1”), located a short distance from AMP-1. Once AMP-1 is fully built out, our vehicle manufacturing footprint in Casa Grande is expected to exceed 5 million square feet on 495 acres. Our current manufacturing footprint has an annual output capacity of up to 34,000 vehicles per year followed by incremental build-out over time to deploy capital efficiently. Expansion activities are already underway to bring capacity at our Arizona site to 90,000 vehicles per year by the end of 2023 for production of both the Lucid Air and Project Gravity, with flexibility to shift production between vehicles based on demand. By building AMP-1 from a clean slate, we expect to achieve greater operational efficiencies and more consistent production quality than would be possible through outsourced manufacturing or adaptation of an existing facility. An emphasis on vertical integration of manufacturing capabilities provides us the opportunity to improve product margins relative to an out-sourced manufacturing arrangement. We expect to diversify our vehicle portfolio and increase production capacity through localization of manufacturing in other geographies.
We sell vehicles directly to consumers through our retail sales network and through direct online sales. As of December 31, 2021, we opened twenty retail Studios and service centers in North America. We believe that owning our sales network provides an opportunity to closely manage the customer experience, gather direct customer feedback, and ensure that customer interactions are on-brand and tailored to our customers’ needs.

We also operate an in-house vehicle service network, with brick-and-mortar service centers in various geographies and a mobile service fleet. In addition to our in-house service capabilities, we established and continue to grow an approved list of specially trained collision repair shops which also serve as a repair hub for our mobile service offerings in some cases. We have contracted with a third-party roadside assistance partner for urgent roadside needs. As a technology company, we also complement our in-house service offerings through remote vehicle diagnostics capabilities and over-the-air (“OTA”) updates. This combination of in-house capabilities, ancillary service partners, and remote support and update capability is expected to serve our customers’ high service expectations.
We began delivering the Lucid Air to customers in October 2021. We expect to launch additional vehicles over the coming decade. We have already commenced design and engineering work for Project Gravity, a luxury sports utility vehicle (“SUV”) that is expected to leverage many of the technological advancements and learnings from the Lucid Air. We expect to begin production of Project Gravity in the first half of 2024. After the Lucid Air and Project Gravity, we plan to leverage our technological and manufacturing advancements to develop and manufacture progressively more affordable vehicles in higher volumes.
We further believe that our battery systems expertise positions us to produce compelling stationary energy storage system (“ESS”) products. ESS is a technologically adjacent opportunity which can leverage the modular design of our battery packs and our extensive experience with battery pack and battery management systems. By seeking to address the residential, commercial, and utility-scale energy storage markets, we can further address climate change through enhanced flexibility, efficiency, and stability of the electrical grid. We can also offer to customers an ability to add resiliency to their home’s power supply in the event of an outage through our future ESS products or the Lucid Air’s planned vehicle-to-grid (“V2G”) capabilities.
Beyond the sale of Lucid branded vehicles, we believe that our technological prowess and manufacturing capabilities present a further opportunity to generate revenue and combat climate change through the sale or licensing of electric vehicle powertrain and battery technology to third parties. Such powertrain and battery arrangements could facilitate and accelerate the shift to electrification for traditional automotive original equipment manufacturers (“OEMs”) and “capex-light” EV companies alike and thereby enable the global production of electric vehicles in greater volumes and at varying price points. We believe that the sale or licensing of our technology would also enable us to refine our manufacturing efficiencies and the real world, practical operation of our technologies.
Market Opportunity
The Lucid Air is a fully electric sedan that targets “Post-Luxury” consumers. We look past traditional definitions of luxury in order to appeal to customers who expect more. We recognize that luxury in the automotive space is shifting. While legacy luxury automakers emphasize status, opulence, and indulgence, the Lucid brand embraces elegance, modernity, sustainability, and a sense of well-being.
We believe we have the opportunity to define electric luxury by uniting our California aesthetic with our high-tech, Silicon Valley roots. Current luxury vehicles are based on traditions established by internal combustion automotive manufacture and design. We have the opportunity to be a leader in the next wave of innovation in the vehicle space. With the Lucid Air, Lucid targets consumers who desire electric vehicles with a high-end aesthetic and the accompanying luxury experience.
Our initial product, the Lucid Air, is positioned to compete in the global luxury car market.
We define the luxury automotive experience as one comprised of several essential elements, including: (i) luxury in product, with high-end comfort and significant attention to detail in design, content, materials, fit and finish, (ii) superior customer interaction, with high-touch customer interactions throughout both the sales cycle and ownership journey, and (iii) convenient service that exceeds that of a non-luxury automotive experience. We believe that our vehicles will be able to deliver the luxury experience that our target customers have become accustomed to, based on their experience owning traditional luxury vehicles.
Through an initial focus on the high-end luxury market, we intend to define an exclusive and recognizable brand that is synonymous with luxury. Over time, Lucid intends to develop and manufacture progressively more affordable vehicles in higher volumes. Our ultimate goal is to make an impact on the global climate crisis through mass production of sustainable transportation.
Increased government mandates for electrification, combined with consumers’ growing desire for clean energy vehicles, are driving electrification of the automotive industry at a rapid pace and on a global scale. The market is still nascent, with approximately 8% of global vehicle sales in 2021 being electric vehicles. This presents a significant opportunity for us to address unmet needs in this market.
The Lucid Air, which was named the 2022 MotorTrend Car of the Year® in November, 2021, is expected to help define Lucid as a brand. The design of the Lucid Air is intended to capture the potential of electrification through a fusion of art and science. As our flagship product, the Lucid Air is intended to establish the bar for excellence across all our future products and experiences. We started delivering vehicles to customers in North America in 2021. We plan to begin deliveries of the Lucid Air in additional markets in 2022.

Our second vehicle, Project Gravity, is planned as an electric luxury SUV underpinned by efficiency, performance, and a spacious interior to set it apart in the SUV class, similar to how the Lucid Air stands out in its class. Beyond the Lucid Air and Project Gravity, our business plan contemplates the release of additional vehicles through the next decade.
Competitive Strengths
•Proven, Real World Validation. Our battery technology has been developed over the past decade and has been validated as world-class technology. Through our prototype and production vehicles and our role as the sole battery supplier to the premier EV racing series, our patented battery technology has driven more than 20 million real world miles since Lucid’s inception.
•Highly Differentiated Performance.  Our advancements in battery pack and drivetrain technology, created through a clean-sheet approach to engineering, have resulted in compelling performance and efficiency in our vehicles. The Lucid Air is available in a configuration with over 1,000 horsepower and the ability to accelerate from zero to 60 miles per hour in 2.5 seconds, translating to a projected quarter-mile time below ten seconds.
•Revolutionary Powertrain Technology.  Leveraging Lucid’s in-house powertrain technology, some variants of the Lucid Air have received independent validation by the EPA for an industry-leading estimated range in excess of 500 miles on a single charge. Some variants of the Lucid Air with 900V+ electrical architecture can achieve sufficient charge in approximately 22 minutes to travel 300 miles. This charging speed is facilitated by our Wunderbox. The Wunderbox is our multi-function, high-voltage, bi-directional charging unit that is expected to allow V2G capabilities, enabling a Lucid Air to serve as a back-up power source for residential applications in emergency outages. We plan to introduce this functionality via OTA updates.
•Lucid Electric Advanced Platform (“LEAP”).  The Lucid Air is underpinned by the Lucid Electric Advanced Platform or ‘LEAP’. This vehicle platform is designed to enable other vehicle variants on the same underbody as the Lucid Air, enabling greater speed to market and efficiency in capital deployment.
•Directly Owned Manufacturing. Lucid vehicles are currently produced at Lucid’s AMP-1, the first purpose-built, greenfield EV manufacturing facility in North America. With the Lucid Air already in production, expansion activities are underway to enable the concurrent production of the Lucid Air and Project Gravity. Key elements of our vehicle engineering enable efficient and advanced manufacturing processes with a high degree of quality control. For example, the aircraft-inspired riveted and bonded monocoque body structure is designed to enhance structural efficiency and replace spot welds in the manufacturing process. Additionally, Lucid manufactures and assembles our complete electric powertrain at LPM-1, including assembly of battery packs, integrated drive units, and the Wunderbox. The LPM-1 facility was designed to facilitate the future establishment of similar facilities for an expanded, global manufacturing footprint for vehicles.
•In-House Sales and Service. Consistent with the focus on quality in our manufacturing processes, we implement a direct sales and service strategy to maintain control over the customer experience and ensure that interactions are aligned with the Lucid brand. We enable this tight control over the customer experience by vertically integrating our sales operations instead of relying on a traditional outsourced dealership model. We are also scaling our own service operations to support customers, in addition to cultivating partnerships with body shop and other ancillary service partners that meet our expectations for customer service.
•Product Design. Our first vehicle, the Lucid Air, fuses art and science to capture the potential of electrification. As our flagship product, the Air establishes the bar for excellence across all our products and experiences. Our “Space Concept” represents a technical breakthrough, achieved through a ground-up rethink in the way an automobile is designed. Our reimagining of the car has resulted in class-leading interior space for the driver, passengers, and storage within a compact, sporty, and efficient exterior.
•Favorable Market Trends. As consumers seek brands that align with their values, we are positioned to address the wants and needs of a new generation of “post-luxury consumers.” The Lucid Air is the first true luxury electric vehicle and positions us to build its brand and reputation. By building the Lucid brand and achieving scale and efficiency in our manufacturing footprint, we believe we will have the opportunity over time to create more affordable and attainable technology to allow broader adoption in the EV space and the ability to capitalize on adjacent market opportunities such as marine, aviation, and stationary energy storage applications.
•Management Team Experience.  We have assembled a seasoned management team with deep experience in the automotive, EV, and disruptive technology spaces, led by Peter Rawlinson, who served as the Chief Engineer of the Tesla Model S program. The management team is rounded out by executives with significant industry experience from such companies as Apple, Tesla, Mazda, Audi, Volkswagen, General Motors, and Ford, among others.
•Strategic Partnerships.  We have established strong relationships with suppliers and partners to deliver the Lucid Air. We have battery cell supply agreements in place with leading suppliers in the electric vehicle space and a commercial partnership with Electrify America to deliver a differentiated charging experience for our customers.

Growth Strategy
We aim to create opportunity as an automotive company, an energy storage systems manufacturer and a technology supplier for other automotive OEMs and other applications such as aircraft (including eVTOL), heavy machinery, agriculture, and marine transportation.
•Vehicle Roadmap.  We have established a planned roadmap for future vehicle lines that includes a variety of vehicle types that are expected to perform well in various customer segments. By utilizing the Lucid Air to establish the brand, we plan to leverage economies of scale and efficiency of operations to unlock sales in more mass market segments. We will seek to establish a strong customer base in the luxury and premium vehicle markets across the globe.
•International Expansion.  We expect to establish manufacturing facilities in multiple geographies, including Asia-Pacific, the Middle East and potentially Europe in the coming years along with a retail footprint throughout each region. These manufacturing facilities could include facilities for component subassembly, vehicle kit reassembly, complete built unit vehicle production and/or energy storage systems. We believe that establishing a global manufacturing footprint will help us to grow the brand, scale the business and address market demand in the Asia-Pacific, Middle East and European markets, while also taking action to address climate change. We anticipate that localized supply chain, production, distribution and retail can yield cost savings and environmental benefits with reduced transportation of product to the customer. As part of this strategy, our business plan contemplates manufacturing facilities in the Kingdom of Saudi Arabia and China. We expect to begin construction of a manufacturing facility in the Kingdom of Saudi Arabia in the first half of 2022. See “—Manufacturing.”
•Energy Storage Systems.  We plan to leverage advancements in battery pack design and manufacture learned through development of the Lucid Air to produce stationary ESS solutions. This technologically adjacent business opportunity can leverage our extensive battery pack and battery management systems experience and expertise and has the potential to utilize the modular design of our battery pack to efficiently mass produce energy storage systems for residential, commercial and utility-scale applications. We intend to explore more cost-effective battery cell chemistries than those used in electric vehicle batteries, given the lower importance of gravimetrical energy density in ESS cells. We currently have a prototype ESS product operating at our headquarters in Newark, California.
•Technology Outbound Sales & Licensing. We are actively engaged in supplying racing teams in the premier EV racing series with our battery packs and software. We expect to expand this technology division to supply our world class technology beyond the world of racing to help accelerate the adoption of EVs.
We are motivated to achieve a future where transportation is sustainable and works with the planet, not against it. The sale of technology solutions to traditional automotive OEMs would support that goal, as would sales to customers in the marine and aviation sectors. Our technology is modular and readily customizable, enhancing our suitability for build-to-print powertrain and battery solutions for other manufacturers.
Our Vehicles
The Lucid Air
We expect our first product, the Lucid Air, to define Lucid as a brand. The Air was recently named the 2022 MotorTrend Car of the Year® and is designed to fuse art and science to capture the potential of electrification. As our flagship product, the Air is intended to establish the bar for excellence across all our future products and experiences.
The Air is a state-of-the-art luxury electric sedan featuring a California-inspired design and underpinned by our race-proven battery and its powertrain technology. Featuring luxurious interior space in a mid-size exterior footprint, some variants of the Lucid Air offer an EPA-accredited range in excess of 500 miles on a single charge.
The Lucid Space Concept offers class-leading interior space and a massive front trunk (or “frunk”) with a capacity of over 280 liters. From the start of its development, we used the Lucid Space Concept to increase interior space. This new approach to sedan architecture takes advantage of our miniaturized EV drivetrain to deliver full-size interior volume within a mid-size exterior footprint. This technical breakthrough resulted in class-leading interior space for the driver, passengers, and storage within a compact, agile, and efficient exterior.
The Space Concept was achieved through a ground-up rethink in the way an automobile is designed. The launch edition of the Lucid Air offers a “bench” style rear seat that provides expansive space for three adults with class leading legroom. The Lucid Air’s interior is capped with a glass canopy that creates an even more extravagant sense of space. Despite its expansive interior, the Lucid Air is more compact on the exterior than leading internal combustion engine (“ICE”) vehicles in the same class and segment.

The centerpiece of the Lucid Air’s human-machine interface is its “Glass Cockpit,” a beautifully integrated, configurable infotainment system that is designed to provide a seamless connected experience for the driver. This system is presented on a compound three-screen display assembly that curves in front of the driver — including two touch screens. This display is designed to sit in the driver’s line of sight to increase operator safety and reduce time looking away from the road. The Glass Cockpit is augmented by a retractable center screen for a more immersive user interface.
The Lucid Air has the looks to match its advanced powertrain, with clean styling up front emphasized by slim headlights and a chrome strip that spans from one corner to the other. The hood features sculpting over the wheels to further emphasize power, and the windshield flows as one piece of glass all the way back to the B-pillar. The sleek lines work well with the Air’s short overhangs and large wheels. This pleasing shape is also functional, providing a low coefficient of drag at a mere 0.21 and enabling greater range and performance. Each of the Lucid Air’s interior themes is crafted with colors and materials that evoke iconic California locations at various times of day and night.
Efficiency is the ultimate measure of EV technology, and we believe our technology leads the industry in this respect, with efficiency of greater than 4.5 miles per kilowatt-hour for some variants of the Lucid Air. The highly aerodynamic design of the Lucid Air provides longer range, driving faster miles-per-minute charging and the ability to provide equivalent range with a smaller, lower-cost battery pack.
The Air’s advanced technology and efficiency have enabled us to design the Lucid Air to achieve both long range and high performance. These attributes have historically been mutually exclusive design goals, and the Lucid Air’s achievements in this regard further validates its technology.
The Lucid Air is offered at various price points with different specifications. The initial variant of the Lucid Air that we have begun to produce is the Lucid Air Dream Edition. The Dream Edition is the special edition launch version of the Lucid Air and is intended to compete with the flagship sedans from incumbent luxury automakers. We anticipate releasing three additional variants of the Lucid Air, stepping down in price and performance to make an EV that is more accessible to a broader audience.
As discussed in “— Technology” below, the Lucid Air is underpinned by the LEAP, which is designed to support other vehicle variants to enable greater capital deployment efficiency and speed to market.
Future Vehicle Programs
The first vehicle planned to share the Lucid Air’s components and systems is our Project Gravity, which we expect to start producing in the first half of 2024. We expect Project Gravity to achieve many of the same attributes that make the Lucid Air special, including a class-leading spacious interior in a more compact and efficient exterior. We anticipate that the use of carry over Air components will enable efficiency in design, engineering and capital expenditure deployment for Project Gravity. We expect to have installed production capacity of 90k units/year at AMP-1 coincident with the Project Gravity launch to accommodate for both Lucid Air and Project Gravity volumes.
We have also developed a roadmap with additional vehicles and platforms to make its vehicles more accessible at a variety of price points. We plan to start at the high end to establish our brand but expect to manufacture progressively more affordable vehicles in higher volumes over time.
Technology
We are a technology and automotive company. We seek to set new standards for sustainable transportation with the Lucid Air, and we do so in part by focusing on proprietary, in-house technology development. We have developed cutting-edge electric vehicle technology that we believe sets a new benchmark for EVs. Core to our DNA is the achievement of technical excellence.
Our in-house engineering team is focused on delivering innovation in all facets of vehicle development, including hardware and software development, vehicle design, and passenger comfort. The development of the Lucid Air was predicated on the premise that miniaturizing the powertrain would allow us to redesign what a car can be from the ground up.
We have refined our battery technologies over many years in real-world applications, including more than 20 million miles of vehicle testing and the supply of battery packs to all teams in the premier EV racing series. We have used the data accumulated from these activities to refine our technology and thoughtfully develop the Lucid Air.
We believe our in-house research and development organization establishes us as a leader across multiple technologies and areas of expertise. Our technological achievements include significant advancements to the core technologies that drive an electric vehicle. Areas where our in-house engineering has driven advancement include:
•Battery Pack. The Lucid Air’s battery pack translates our motorsport experience and more than 20 million miles of real-world testing into a compact and energy dense unit that was developed in-house with a clean-sheet approach to engineering. The battery pack is designed to be scalable and modular, providing opportunities for cost and range variations as we develop future LEAP platforms. It is also designed for performance, with advanced end-cooling technology and an advanced low-resistance architecture to reduce heat loss and increase range.
Our battery pack incorporates battery cells from suppliers that have extensive experience in the development and manufacturing of cells for high-performance electric vehicle applications and robust battery cycle life. The battery cells incorporated into our battery packs are required to conform to our lofty standards, including with respect to our targets for range, energy density, recharge/discharge rates and other characteristics, and to support our compact, energy-dense battery pack form. We have battery cell supply agreements with these suppliers in place.
Our battery pack supports our vision to revolutionize EV technology through mass industrialization. Our single piece “brick” injection molded battery module is race derived yet designed for mass production, with electrical “bus bar” connectors that are integrally captured in the molding in a single operation — a profound technological advancement.
We believe the technology developed for the battery pack in the Lucid Air can transfer to our other vehicles, to the industrialization of mass-market vehicles, and to technologically adjacent markets. See “— Growth Strategy.”
•Lucid Electric Advanced Platform.  The LEAP platform was designed and developed in-house, incorporating our six key powertrain elements: (i) Battery Pack & Battery Management Software, (ii) Electric Motors, (iii) Power Electronics, (iv) Transmission, (v) Control Software and (vi) Two-Way Onboard Boost-Charger (with bi-directional features expected to be enabled by OTA at a later date). The LEAP structure is an enabling factor allowing the Lucid Space Concept to support class-leading interior and cargo room for a luxury or electric vehicle. We further expect to capture additional market share by diversifying our vehicle lineup supported by mid-size and larger platforms over time.
•Integrated Electric Motor, Inverter and Transmission Drive Unit. Our motor and gearbox system utilizes permanent magnet motors that were developed in-house. Combining these motors with an inverter and an integrated gearbox and differential creates an advanced electric drive unit that weighs just 163lb (74kg) and is small enough to fit inside a carry-on roller bag.
The TThe Lucid drive unit is capable of producing up to 670hp with power density up to 9.0hp/kg, depending on vehicle trim and variant. This compactness allows for one, two or even three units to be used to power a Lucid Air.
The enablers of these electric motor characteristics include a set of inventions that are part of our intellectual property portfolio. Most notably, a new motor winding technology has been introduced to increase power output and reduce electrical losses. The motor also features an innovative cooling system that more effectively removes heat from the stator winding, reducing losses and boosting efficiency.
The compactness of these electric drive units lays the foundation for our Space Concept vehicle design approach. The fully integrated transmission and differential also contribute to this approach. Together, these components comprise a unified, integrated rotational system that is both lightweight and extremely efficient. Meanwhile, we leverage a high voltage, silicon-carbide MOSFET (metal–oxide–semiconductor field-effect transistor) system in our inverters to increase efficiency, especially in real-world driving conditions.
The obsessive pursuit of lightweight construction contributes to overall efficiency, our technology improves the key components of its powertrain while extracting even more performance. For example, in September 2021, the Lucid Air Dream Edition Range received an official EPA-accredited rating of 520 miles of range which is the longest range of any vehicle on the EPA’s list. The top six vehicles on the EPA range list are Lucid Air variants. Less weight leads to increased efficiency, even as performance is elevated to new levels.
Finally, we have also achieved breakthroughs in the advanced thermal management system within our electric motors. We have patented our efficient cooling design, which enables even higher levels of efficiency and performance.
•Bidirectional Charging.  Our proprietary technology is designed to enable ultra-fast DC and bi-directional AC charging. The 900V+ architecture and our Wunderbox are key enablers inside the Air’s electrical platform. The Wunderbox is a multi-function unit, developed in-house to ensure compatibility with charging systems of differing voltages. It enables “boost-voltage” charging when needed, such as when connected to 400V charging infrastructure.
The Wunderbox is a key enabler for the Lucid Air’s industry-leading charging speeds. Our customers can charge up to approximately 300kW-DC at a DC fast charging station, such as those available through our partnership with Electrify America.

The Wunderbox is also designed to enable a wide array of future-ready, bi-directional power delivery features, such as V2G applications for situations such as managing home power outages. We expect to enable bi-directional functionality via an OTA update in the future.
•Infotainment System. Our infotainment system is designed to provide a connected experience, both inside and outside the car. With highly advanced processing capabilities, the system is designed to leverage data analytics and OTA updates to improve and refresh the vehicle over time.
In the future, our customers will enjoy connectivity, including 4G LTE and Wi-Fi, as well as the ability to support Amazon Alexa integrations. In addition, customers have the ability to remotely access climate controls and updates on their vehicle through a mobile application.
Our user interface smartphone application is expected to allow our customers to set Lucid ID profiles for a personalized experience based on profiles rather than the settings in place when the last driver left the vehicle. In addition, we expect to evolve the car-to-driver relationship by enabling predictive analytics to provide shortcuts and assistance based on learned driving behaviors.
•Lucid DreamDrive. The Lucid Air is equipped with an extensive sensor suite, high on-board computing power, and back-up systems for advanced driver assistance systems (“ADAS”) and, over time, autonomous driving systems. With 32 sensors onboard, the Lucid Air is expected to launch with the most comprehensive sensor suite among currently available production vehicles. Lucid Air includes certain features with Level 2 ADAS functionality and is capable of software upgrades via OTA update. Further, by collecting and analyzing fleet data, we expect to enhance our ADAS features and improve the Lucid experience over time.
•Lucid’s Micro Lens Array Lighting. A revolution in optical technology, our in-house created and engineered Intelligent Micro Lens Array (“MLA”) headlights provide an incredibly homogeneous and luminant headlamp and lighting function.
The MLA system is designed to automatically adapt to driving situations and provide exceptional outward visibility that makes it easier to see — and avoid — objects on the road.
Manufacturing

We have built North America’s first greenfield, purpose-build EV manufacturing facilities, in Casa Grande, Arizona. Lucid’s manufacturing activities are carried out at Lucid’s vehicle manufacturing plant, AMP-1, and dedicated powertrain manufacturing facility, LPM-1. Vertically integrating key manufacturing activities provide Lucid the opportunity to improve product margins relative to an out-sourced manufacturing arrangement.
We carefully selected our Arizona site for several reasons, including infrastructure, talent, geographic location, proximity to a pre-existing automotive supply chain and dedicated support from state and local governments. The location of the facility also offers space for a large footprint and planned expansions.
AMP-1 began production of the Lucid Air in September 2021. Within AMP-1, we produce vehicles using innovative production processes and state-of-the-art equipment. Key elements of our vehicle engineering enable efficient and advanced manufacturing processes with a high degree of quality control. For example, the aircraft-inspired riveted and bonded monocoque body structure is designed to enhance structural efficiency and replace spot welds in the manufacturing process.
Lucid manufactures and assembles our complete electric powertrain at LPM-1, including assembly of battery packs, integrated drive units, and the Wunderbox. The LPM-1 facility was designed to facilitate the future establishment of similar facilities for an expanded, global manufacturing footprint for vehicles. We believe the same design is scalable for manufacturing to address opportunities in technology sales and licensing. See “— Growth Strategy.” These facilities are expected to position us to serve global electric vehicle markets with a standard product utilizing our in-house manufacturing processes.
We started the commissioning process for the AMP-1 and LPM-1 facilities in less than one year after breaking ground. As part of the commissioning, we tested our innovative production processes and state-of-the-art equipment to build our beta prototype test fleet and production-representative versions of the Lucid Air.
AMP-1 and LPM-1 were designed with expansion in mind. This approach to planning our facilities includes a state-of-the-art paint shop designed with the necessary footprint and specialized infrastructure to be expanded to accommodate the needs of planned future phases of the factory.
We began production of Lucid Air Dream Edition customer vehicles in September 2021 and commenced initial customer deliveries in October 2021. We have a multi-year plan to expand AMP-1 from its current output capacity of up to 34,000 units per year. Phase 2 of our manufacturing expansion was kicked off in mid-2021 and is expected to add up to 2.85 million square feet of manufacturing space to our facilities in Casa Grande. The Phase 2 expansion activities are expected to enable a 90,000 units per year installed capacity by the end of 2023. Future expansions of AMP-1 are being planned to account for the launch of future vehicle programs intended to be manufactured in Arizona and to accommodate growth in sales volumes. Once AMP-1 is fully built out, our vehicle manufacturing footprint in Casa Grande is expected to exceed 5 million square feet on 495 acres. By building the factory from a clean slate and leveraging decades of industry experience, we expect to achieve (i) greater capital efficiencies, (ii) greater operational efficiencies, and (iii) consistent production quality. The key activities that currently take place in AMP-1 include body shell manufacture, painting of body shells, and general assembly. As part of the Phase 2 expansion, we are bringing stamping, powertrain production and logistics operations on-site.
We expect to build out our manufacturing footprint with manufacturing plants in additional geographies to service our expected global demand. A global footprint with localized manufacturing will enable us to serve market demand with locally manufactured vehicles, with the potential to facilitate cost savings and simpler logistics (which can also yield environmental benefits with reduced transportation of product to the applicable markets). The production processes in AMP-1 and LPM-1 were designed to be highly repeatable to standardize manufacturing operations and build efficiency in our capital planning and deployment. We plan to develop greenfield facilities across multiple geographies. Production and distribution consume energy, as with any manufacturer. We intend to localize production in an attempt to offset some of these energy needs, and we believe that our products will require less energy throughout their useful life than competing products. We are taking preliminary steps toward establishing production manufacturing operations in the Kingdom of Saudi Arabia and expect to begin construction of a manufacturing facility in the first half of 2022. Over time, this facility is expected to have a manufacturing capacity of up to 150,000 vehicles per year.
Go-To-Market Strategy
We have launched our go-to-market strategy through our online vehicle configurator. As of December 31, 2021, we had over 22,500 refundable reservations and non-refundable orders for cars yet to be delivered that reflect a potential order book greater than $2.2 billion. We believe that our customer traction is strong and has continued to grow as brand awareness has increased.
Our typical customer journey is expected to begin through our advanced digital platform. We use social media to educate customers regarding our brand identity, explain the creation of our technology and highlight the people behind our design and technology. The goal is to cultivate a sense of brand loyalty with our customers.
This initial engagement drives customers to our website to learn more about our story and the Lucid Air. On the website, customers can experience our online vehicle configurator, which provides an immersive and customizable opportunity to interact with our vehicles in a virtual setting. From there, we provide the customer with the option to either place a reservation online or visit one of our retail stores or gallery locations, which we refer to as “Studios.” We believe that our direct-to-consumer sales model, combined with a digitally enhanced luxury experience through our website and a refined in-store experience, creates opportunities to tailor to each customer’s purchase and ownership preferences. Customers have the option to visit a Studio in person, make their inquiries entirely online, or enjoy a combination of the two experiences.
In developing our Studios, we have partnered with leading California-based design firms to build a network of retail spaces to enable customers to experience the brand and our products in locations that underscore our design aesthetic. Like the Lucid Air, the interiors of Lucid Studios showcase color and material themes that represent specific locations within California, the Golden State, as well as our focus on innovation with immersive digital and technology experiences. Our Studios are intended to provide a pressure-free environment for our customers to comfortably experience the brand and our products. Like the Lucid Air itself, Lucid Studios draw inspiration from the beauty, innovation, and diversity of our home state of California.
Retail locations serve both as our sales channels and marketing tools in high-foot-traffic areas within urban areas. As of December 31, 2021, Lucid had twenty Studios and service center locations opened and expects to increase coverage throughout North America in 2022 and plans to enter the European and Middle East markets followed by the China market. These markets are rapidly adopting electric vehicles, and we believe that establishing a strong retail presence will enhance our opportunity to increase our share of our total addressable market.
With a focus on convenience, our service operations include vehicle and customer support at customers’ physical locations through our mobile service offerings and certified partners for roadside assistance and collision repairs, as well as through our network of brick-and-mortar service centers. The Lucid Air is also designed to enable OTA updates and remote diagnostics.
Rather than investing in a proprietary charging network, we have selected Electrify America as our primary high-power charging network partner in the United States. This partnership allows us to avoid the capital intensity of establishing our own network and provides our customers with access to an established network across the United States. Electrify America’s DC power levels of up to 350KW and network coverage were the key selection criteria in selecting it as a partner. We expect that Electrify America’s premium charging experience provides EV drivers with convenient charging locations that offer amenities like shopping, food and restrooms, and we believe this offering will provide a delightful experience to our customers.

Government Regulations and Credits
Environmental Regulations
We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are or may become subject govern, among other things, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation, and disposal of hazardous materials; the protection of the environment, natural resources, and endangered species; and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, state, provincial and local level is and will be an important aspect of our ability to continue our operations.
Environmental standards applicable to us are established by United States laws and regulations, standards adopted by regulatory agencies and the permits and licenses we are required to obtain. Each of these sources is subject to periodic modifications and what we anticipate will be increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties and orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.
Many countries have announced a requirement for the sale of zero-emission vehicles only within proscribed timeframes, some as early as 2030, and we as an electric vehicle manufacturer are already able to comply with these requirements across our entire product portfolio as we expand. Our competitors, by contrast, will need to reconcile an expensive infrastructure with factories and equipment tailored for production of ICE vehicles, along with workforces trained to produce ICE vehicles and intellectual property portfolios geared for ICE vehicles.
Emissions Credits
We expect that the manufacture, sale, and/or registration of Zero Emission Vehicles (“ZEVs”) in various regions will earn certain regulatory credits that we can sell to other manufacturers. This may include ZEV credits in up to 11 U.S. jurisdictions referred to collectively as the “ZEV States” that require compliance with program mandates (California, Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont). There are another four states in the process of entering into the program (Minnesota, Nevada, Virginia and Washington) and one state considering the program (New Mexico). This would also include Corporate Average Fuel Economy (“CAFE”) credits under the U.S. Department of Transportation standards, greenhouse gas credits from the U.S. Environmental Protection Agency (the “EPA”) and similar credits in each of Europe, Canada, and China.
ZEV credits are calculated under applicable regulation and are paid in relation to ZEVs sold and registered, including Battery Electric Vehicles (“BEVs”). ZEV programs generally assign ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of non-electric vehicles sold and registered in California and ZEV States. Each vehicle sold and registered in the state earns a number of credits based on the drivetrain type and the all-electric range of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle. BEVs receive between 1 and 4 credits per vehicle sold and registered in the state, based on range.
For reference, the ZEV credit requirement in California was 12.0% in 2021 and will rise to 22% in 2025. If a vehicle manufacturer does not sell enough EVs to meet its quota, it can choose to buy credits from other manufacturers who do or would be required to pay a $5,000 fine for each credit it is short. We expect this requirement to provide an opportunity to generate revenue from the sale of ZEV credits.
While we expect these environmental regulations to provide a tailwind to our growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose electric vehicle production quotas on auto manufacturers may lead to an oversupply of electric vehicles, which in turn could promote price decreases. Changes to these incentives and regulations could affect our revenues and gross margins.
Other Credits and Benefits
We may benefit from additional opportunities under government regulations and legislation, such as the following:
•Customer tax credits and other benefits arising from government regulation may spur interest in our products and business: a federal tax credit of up to $7,500 is available to U.S. purchasers of the Lucid Air Dream Edition and Grand Touring. Our future electric vehicles may be eligible for similar tax credits and other benefits; tax credits available to purchasers in other countries such as Norway, which currently waives various toll charges and road taxes and also exempts 25% VAT on the purchase of battery electric vehicles; and high-occupancy lane driving privileges available to purchasers in certain U.S. states such as California.
•We may be eligible for various tax credits, abatements and other benefits, including: the federal 30C Alternative Fuel Infrastructure tax credit for alternative fuel infrastructure; the federal 48C manufacturing investment tax credit for investments in manufacturing facilities for clean energy technologies; the Qualified Facilities tax credit in Arizona; a California sales and use tax exclusion under the

California Alternative Energy and Advanced Transportation Financing Authority; and other hiring and job training grants and income tax credits in both Arizona and California.
•We may also be eligible for a loan pursuant to the Advanced Technology Vehicles Manufacturing Loan Program administered by the U.S. Department of Energy.
EPA Emissions and Certificate of Conformity
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that our vehicles comply with applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in the United States, and an Executive Order from the CARB is required for vehicles sold in states that have adopted California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California emission standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 14 other U.S. jurisdictions that have adopted the stricter California emission standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware, Colorado, and Washington, D.C. An additional three states are in the process of adopting the California emission standards (Minnesota, Nevada, and Virginia), and one state is considering adoption (New Mexico).
Although the Lucid Air has zero emissions, we are required to seek an EPA Certificate of Conformity and, for vehicles sold in California or any of the other 14 U.S. jurisdictions that have adopted the stricter California emission standards, a CARB Executive Order. Compliance with the program is required in each state two model years following adoption of the program.
Vehicle Safety and Testing
Our vehicles are subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. Federal Motor Vehicle Safety Standards (“FMVSS”). The Lucid Air fully complies with all applicable FMVSSs without any exemptions, and we expect our future vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSSs, and while we anticipate compliance, there is no assurance that we will comply with such changes under the final versions as enacted.
We must self-certify that our vehicles meet all applicable FMVSS, as well as the NHTSA bumper standard, or otherwise are exempt, before our vehicles can be sold in the United States. Numerous FMVSS will apply to our vehicles, such as crash-worthiness requirements, crash avoidance requirements and EV-specific requirements. We will also be required to comply with other federal laws and regulations administered by NHTSA, including, among other things, ensuring our vehicles do not contain defects related to motor vehicle safety, recall requirements, the CAFE standards, Theft Prevention Act standards, consumer information labeling requirements, reporting required notices, bulletins and other communications, Early Warning Reporting, foreign recall reporting, and owner’s manual requirements.
The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law requires inclusion of city and highway fuel economy ratings, as determined by the EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.
We intend to expand our offerings outside of the United States, and in connection with such expansion our vehicles will be subject to foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign and/or retesting. For example, the European Union (“E.U.”) has established new approval and oversight rules requiring that a national authority certify compliance with heightened safety rules, emissions limits and production requirements before vehicles can be sold in each E.U. member state, the initial of which rules were rolled out on September 1, 2020. There is also regulatory uncertainty regarding how these rules will impact sales in the United Kingdom given its recent withdrawal from the E.U. These changes could impact the rollout of new vehicle features in Europe.
In addition to the various territorial legal requirements, we are obligated to meet, the Lucid Air is engineered with the expectation that it will deliver overall five-star performance in the two main voluntary vehicle safety performance assessment programs, the U.S. New Car Assessment Program (“NCAP”) and the Euro NCAP. Five-star is the maximum attainable score. These programs have introduced several additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from legal requirements, such as side impact, but have higher performance requirements. Others are unique to the programs. Areas covered by these tests included:
•Mobile Progressive Deformable Barrier;
•Full Width Rigid Barrier;
•Mobile Side Impact Barrier;

•Side Pole;
•Far Side Impact;
•Whiplash;
•Vulnerable Road Users (Pedestrians and Cyclists);
•Safety Assist; and
•Rescue and Extrication.
ADAS Regulations
We have equipped the Lucid Air with certain advanced driver assistance features. Generally, laws pertaining to driver assistance features and self-driving vehicles are evolving globally, and in some cases may create restrictions on advanced driver assistance or self-driving features that Lucid may develop.
While there are currently no U.S. federal regulations specifically pertaining to self-driving vehicles or self-driving equipment, NHTSA has published recommended guidelines on self-driving vehicles and retains the authority to investigate and/or act on the safety of any vehicle, equipment or features operating on public roads. Certain U.S. states also have legal restrictions on the operation, registration or licensure of self-driving vehicles, and many other states are considering similar restrictions. This regulatory patchwork increases the legal complexity with respect to self-driving vehicles in the United States.
In markets that follow the regulations of the United Nations Economic Commission for Europe, some requirements restrict the design of advanced driver assistance or self-driving features, which can compromise or prevent their use entirely. Other applicable laws, both current and proposed, may hinder the path and timeline to introducing such features in the markets where they apply. Other jurisdictions, including China, continue to consider self-driving regulation. Any implemented regulations may differ materially from those in the United States and Europe, which may further increase the legal complexity of advanced driver assistance and self-driving features and limit or prevent certain features.
Automobile Manufacturer and Dealer Regulation
In the United States, state laws regulate the manufacture, distribution, sale and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to residents. Certain states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or otherwise restrict a manufacturer’s ability to deliver or service vehicles. To sell vehicles to residents of states where we are not licensed as a dealer, we expect to conduct the transfer of title out of the state. In certain such states, we expect to open Studios that serve an educational purpose and where the title transfer may not occur.
Some automobile dealer trade associations have challenged the legality of our operations and direct selling operations by OEMs in court and have used administrative and legislative processes to attempt to prohibit or limit such OEMs’ ability to operate existing stores or expand to new locations. Certain dealer associations have also actively lobbied state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to our planned direct sales and service model. We expect dealer trade associations to continue to lobby state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to our business model; however, we intend to oppose such efforts to limit our ability to operate and intend to proactively support legislation that enables our business model.
Battery Safety and Testing Regulation
Our battery packs are designed to conform to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, are based on the United Nations (“U.N.”) Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related U.N. Manual Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck or air. We plan to complete all applicable transportation tests for our battery packs, demonstrating our compliance with applicable regulations. We use lithium-ion cells in the high voltage battery packs in our vehicles. The use, storage and disposal of battery packs is regulated under federal law.
Our battery packs are intended to meet the applicable compliance requirements of the UN Manual of Tests and Criteria demonstrating our ability to ship battery packs by any method. These tests include:
•Altitude simulation — simulating air transport;
•Thermal cycling — assessing cell and battery seal integrity;
•Vibration — simulating vibration during transport;
•Shock — simulating possible impacts during transport;

•External short circuit — simulating an external short circuit; and
•Overcharge — evaluating the ability of a rechargeable battery to withstand overcharging.
Competition
We face competition from both traditional automotive OEMs and an increasing number of newer companies focused on electric and other alternative fuel vehicles. We expect this competition to increase, particularly as the transportation sector continues to shift towards low-emission, zero-emission or carbon neutral solutions.
The Lucid Air and planned future vehicles are expected to compete with both traditional luxury internal combustion vehicles from established automotive OEMs and electric and other alternative fuel vehicles from both new manufacturers and established automotive OEMs, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market. Many major automobile manufacturers, including luxury automobile manufacturers, have electric vehicles available today, and other current and prospective automobile manufacturers are also developing electric vehicles. In addition, numerous manufacturers offer hybrid vehicles, including plug-in versions, with which our vehicles will also compete.
We believe the primary competitive factors on which we will compete include, but are not limited to:
•product quality, reliability and safety;
•range, efficiency and charging speeds;
•product performance;
•technological innovation, including with respect to ADAS features;
•access to charging options;
•design, styling and luxury;
•service options and customer experience;
•management team experience at bringing electric vehicles and other disruptive technologies to market;
•manufacturing efficiency;
•brand recognition and prestige; and
•product price.
We believe that we are favorably positioned to compete on the basis of these factors. However, many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing and other resources than us. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their products. Additionally, many of our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources that exceed ours. Furthermore, many of our competitors operate with a traditional sales and dealer distribution model for vehicles that may be viewed more favorably by potential customers. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions in the electric vehicle and luxury automotive markets may result in even more resources being concentrated in our competitors.
Intellectual Property
Intellectual property is important to our business. Our commercial success depends in part on our ability to obtain, maintain and protect the intellectual property and other proprietary technology that we develop, to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others, and to prevent others from infringing, misappropriating or violating our intellectual property and proprietary rights. We rely on a combination of patents, trademarks, trade secrets, know-how, continuing technological innovation, confidential information and other measures to develop and maintain our proprietary position including through employee, contractor, consultant and third-party nondisclosure and invention assignment agreements and other contractual arrangements.
Regardless of the coverage we seek under our existing patent applications, there is always a risk that alterations from our products or processes may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our intellectual property. For this and other risks related to our proprietary technology, inventions and improvements, please see the section entitled “Risk Factors — Risks Related to Our Business and Operations  — Risks Related to Intellectual Property.”
As of December 31, 2021, we owned approximately 170 issued U.S. patents, 85 pending U.S. patent applications, 191 issued foreign patents, 29 pending foreign patent applications and 11 pending Patent Cooperation Treaty patent applications.
As of December 31, 2021, we also owned 16 pending U.S. trademark applications, 3 registered U.S. trademarks as well as 137 registered foreign trademarks and 245 pending foreign trademark applications in approximately 31 countries worldwide in addition to the European Union.
As of December 31, 2021, we also owned 3 issued U.S. design patents, 35 pending U.S. design patent applications, plus 29 issued foreign design patents/industrial designs and 33 pending foreign design patent/industrial design applications.
We expect to develop additional intellectual property and proprietary technology as our engineering and validation activities proceed. Technologies that we have and intend to invest in and develop include engineering software, powertrain systems and controls, infotainment, cybersecurity, telematics and electrical architecture hardware and software. As we develop our technology, we will continue to build our intellectual property portfolio, including by pursuing patent and other intellectual property protection when we believe it is possible, cost-effective, beneficial and consistent with our overall intellectual property protection strategy.
In addition to the intellectual property that we own, we also procure key technologies under our supply chain agreements, and we license key technologies under our license agreements.
See “— Our Vehicles” and “— Technology” above for more information.
The terms of individual issued patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application, assuming the patent has not been terminally disclaimed over a commonly-owned patent or a patent naming a common inventor, or over a patent not commonly owned but that was disqualified as prior art as the result of activities undertaken within the scope of a joint research agreement. The life of a patent, and the protection it affords, is therefore limited and once the patent lives of our issued patents have expired, we may face competition, including from other competing technologies. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of patent term adjustments or extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. As a result, our owned patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Furthermore, we rely upon trade secrets and know-how, confidential information, unpatented technologies, continuing technological innovation and other proprietary information to develop, protect and maintain our competitive position and aspects of our business that are not amenable to, or that we do not presently consider appropriate for, patent protection and prevent competitors from reverse engineering or copying our technologies. However, the foregoing rights, technologies and information are difficult to protect. We seek to protect them by, in part, using confidentiality agreements with our employees and consultants and any potential commercial partners and collaborators and invention assignment agreements with our employees. We also have implemented or intend to implement confidentiality agreements or invention assignment agreements with our selected consultants and any potential commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Our commercial success will also depend in part on not infringing, misappropriating or otherwise violating the intellectual or proprietary rights of third parties. The issuance of third-party patents could require us to alter our development or commercial strategies, change our products or processes, obtain licenses to additional third-party patents or other intellectual property or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products or technologies may have an adverse impact on us. Given that patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the patent protection being sought by third parties and/or the priority of inventions covered by such patent applications. Moreover, we may have to participate in interference, revocation, derivation, re-examination, post-grant review, inter parts review or opposition proceedings brought by third parties or declared by the U.S. Patent and Trademark Office or an equivalent foreign body. See “Risk Factors — Risks Related to Our Business and Operations  — Risks Related to Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
HUMAN CAPITAL RESOURCES
As of December 31, 2021, we employed approximately 3,900 employees globally. Most of our employees are based in Newark, California at our headquarters or in Casa Grande, Arizona at our electric vehicle manufacturing facility. In addition, many of our employees work throughout our retail store and service center network in major metropolitan areas throughout the United States and Canada.
None of our employees are represented by a labor union. We have never experienced any work stoppages and we believe that our employee relations are good.
We believe that our mission-first passion to inspire the adoption of sustainable transportation would not be possible without a broad array of experiences, professional and personal backgrounds, and individual identities across our team. We work hard to attract a pool of diverse candidates for all open positions. As of December 31, 2021, approximately 65% of Lucid’s employees in the United States were identified as Black or African American, Hispanic or Latino, Asian, American Indian or Alaskan Native, Native Hawaiian or Pacific Islander, and two or more races or ethnicities.
Our Culture
When design is led by inspiration, invention by insight, and engineering by experience we believe that nothing is impossible. Thinking beyond what is in front of us and designing for a world where life is the most important journey we will ever take, we believe in the dream ahead. Our relentless focus on innovation, luxury, and sustainability moves us toward a future where you no longer must choose between doing great things and doing the right thing.
We are a collective of future visionaries; those who can think and do differently, that thrive on challenge and collaboration. Inspired by infinite possibilities, we strive to make a profound difference in the world. We are a team that values innovation, harnesses our passions, and embraces the entrepreneurial mind of limitless potential. We recognize, welcome, and appreciate the unique experiences and diverse perspectives that each of our employees bring with them, that in turn fuel our shared successes.
We strive to foster an open, egalitarian culture where all ideas and concerns can be raised to any member of leadership. It is a core belief that each employee has a unique lens which helps propel Lucid’s mission forward. To that end, we urge all employees to communicate their thoughts and to use any channel they deem warranted to share their perspective towards our mission. This approach helps fuel innovation, prevent stumbling blocks, and engages all employees towards being a member of one, unified team.
Diversity, Equity and Inclusion
We are committed to cultivating a diverse, equitable, and inclusive company to enhance our culture and position Lucid for improved success. In 2021, we launched internal DEI initiatives such as employee training, employee resource groups (e.g. Women at Lucid, Veterans at Lucid, and Pride at Lucid), partnerships for recruiting (e.g. a nonprofit resource for disability inclusion (DisabilityIn), Fairygodboss (one of the largest career communities for women), the Society of Hispanic Professional Engineers (SHPE), and the Society of Women Engineers (SWE)). We are actively focused on building our DEI strategy with a people centric, data driven approach. We believe that our culture inspires passionate innovators to join Lucid from around the world, positioning us to influence positive change both within the company and externally with our partners.
Compensation and Benefits
We offer competitive compensation to attract and retain the best people in the world, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive cash compensation and equity. We offer full-time employees’ equity at the time of hire and through annual equity grants because we want them to be owners of the company and committed to our long-term success.
Safety
We have instilled an expectation and culture of safety in our workplace. As a manufacturing company, we are committed to ensuring workplace health, safety and environmental protection for our employees, suppliers, business partners, customers, and all our stakeholders. We protect the health and safety of our employees through a proactive and systematic approach to safety and health management. For example, at our Arizona facility, we have onsite, at-the-ready medical support for any needed medical triage during emergencies. During the COVID-19 pandemic we have implemented robust protocols that meet or exceed CDC guidelines including establishing a 24/7 Response Team for employee questions and contact tracing, offering multiple onsite employee and dependent vaccination clinics, and have or will be implementing vaccination requirements for new hires, and for those seeking entry into many of our facilities. Additionally, in 2022 we are pursuing ISO 45001 certification for our Advanced Manufacturing Plant which establishes a system of continuous improvement to reduce occupational risk and improve worker safety.
ENVIRONMENTAL IMPACT
As an electric vehicle company relentlessly focused on efficiency, our products are a key part of transforming the transportation space to a more sustainable model. Through our blend of performance engineered, battery electric powertrain systems with post-luxury design, we seek to entice luxury vehicle customers to switch from ICE vehicles to energy efficient, sustainable electric transportation. But having sustainable products alone is not enough; we are laying the groundwork for a holistic environmental, social, and governance (“ESG”) strategy to maximize our ability to positively impact our environment and society, meet investor expectations, and instill pride and purpose in our employees and customers.
•ESG Strategy: We are building the foundation of a leading environmental, social, and governance strategy and program. In 2021, we completed a high-level materiality assessment to identify key topics for our ESG strategy. This effort included insight on investors, ratings and rankings, company leadership interviews, research on peers and consumer trends, and a business/investor media review. Additionally, we formed our Environmental, Social & Governance ESG Steering Committee comprised of senior executive leaders, which is integral to the Company’s governance and strategy for ESG. Once we have built our internal capabilities for data collection and disclosure, we plan to begin high-level reporting on ESG performance, in alignment with leading industry standards.
•Green Bond: In 2021, we issued an aggregate of $2.01 billion principal amount of 1.25% convertible senior notes, which have been designated as green bonds. This issuance was one of the largest green convertible offerings in market history to date, and it underscores our commitment to addressing climate change and environmental challenges. Lucid intends to allocate an amount equal to the net proceeds from the notes to finance or refinance, in whole or in part, one or more new or existing “Eligible Green Investments,” including the development, manufacture, or distribution of products, key components, and machinery related to electric vehicles or energy storage systems, as well as investments and expenditures related to renewable energy, energy efficiency, and sustainable water and waste management.
•Product Efficiency: We are relentlessly focused on efficient use of the world’s resources, and we are proud that our vehicles have among the highest MPGe ratings in the Large vehicle class. Each extra mile that we extract per kWh of energy means less charging and fewer emissions from the electrical grid.
•Expansion of Impact: After establishing our brand based on attention to detail and refinement, we intend to expand our product lineup to broaden our impact on the traditional automotive market. To further accelerate the shift to battery electric transportation, we intend to explore opportunities to sell or license build to print electric powertrain and battery solutions for other automakers to facilitate their adoption of sustainable transportation. We also intend to explore opportunities in adjacent markets such as aerospace and maritime applications.
•Environmental operations: In 2021, we began onsite renewable energy generation at our corporate headquarters in California and broke ground on a solar project at our manufacturing facility in Arizona. In 2022, we expect to expand our renewable energy generation and usage further across our network. Additionally, we recycle batteries that are part of the production process and are working on a strategy for end-of-life solutions including reuse of batteries for energy storage systems and closed-loop opportunities.
GOVERNANCE
We recognize that sound governance practices are critical to ethical business practices and our overall success as an organization and business.
•Corporate Governance: Our corporate governance best practices include: a majority independent Board under SEC and Nasdaq rules; a diverse Board with 3 female directors and 3 members of under-represented communities (in addition to two key female executive leaders added in 2021 (CFO and VP Software Validation)); an independent chairman of the Board; no “overboarded” directors; and no classified board structure (all directors must be elected every year).
•Business Ethics: We have a publicly available Code of Business Conduct and Ethics and a framework to receive and investigate reports of policy violations.
•Compliance: We are implementing a robust compliance program centered around a clear statement of principles and an expectation for both legal compliance and high ethical standards. We intend to achieve these goals through ongoing training and discussions with our employees, clear policies and guidelines, internal controls over financial transactions, technological solutions to automate screenings for legal compliance and a reporting hotline which enables employees and service providers to share allegations of any legal or ethical matters on an anonymous basis.
AVAILABLE INFORMATION
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. We also maintain an Internet website at https://www.lucidmotors.com. Through our website, we make available, free of charge, the following documents of Lucid as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: Annual Reports on Form 10-K; proxy statements for our annual and special shareholder meetings; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D; and amendments to those documents. Our SEC filings are available on the SEC’s website at www.sec.gov.
Our website, the SEC’s website and the information contained therein or linked thereto are not part of this Annual Report.

Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled Item 1A. “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this section titled Item 1A. “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:
•The ongoing COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, results of operations and financial condition.
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
•We will not have a third-party retail product distribution and service network.
•We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of the Lucid Air, which could harm our business and prospects.
•If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.
•We face challenges providing charging solutions for our vehicles.
•We have limited experience servicing our vehicles and their integrated software. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition and results of operations may be materially and adversely affected.
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
•We are dependent on our suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components or to implement or maintain effective inventory management and other systems, processes and personnel to support ongoing and increased production, could have a material adverse effect on our results of operations and financial condition.

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
•If we identify material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our common stock.
•We are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are not controlled companies.
•Ayar beneficially owns a significant equity interest in us and may take actions that conflict with other shareholder interests.
Risks Related to Our Business and Operations
The ongoing COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, results of operations and financial condition.
The ongoing COVID-19 pandemic poses risks to our business, including through its impact on general economic conditions; manufacturing and supply chain operations; stay-at-home orders; and global financial markets. The pandemic’s impact on economic conditions has led to a global decrease in vehicle sales in markets around the world. Its continued impact on the economy, even after the pandemic has subsided, could lead consumers to further reduce spending, delay purchases of our vehicles, or cancel their refundable deposits for our vehicles. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us, compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. Any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations. Further, the immediate or prolonged effects of the COVID-19 pandemic could significantly affect government finances and, accordingly, the continued availability of incentives related to electric vehicle purchases and other governmental support programs.
The spread of COVID-19 has also periodically disrupted our manufacturing operations and those of our suppliers. Such disruptions to us and our suppliers have and could continue to negatively impact the production volume of our first vehicle, the Lucid Air sedan, as well other vehicles that we may introduce from time to time. Our manufacturing operations at a limited number of facilities in Casa Grande, Arizona concentrate this risk.
The pandemic has resulted in the imposition of travel bans and restrictions, quarantines, shelter-in-place and stay-at-home orders and business shutdowns, which have contributed to delays in the anticipated production schedule of the Lucid Air. These measures pose numerous operational risks and logistical challenges to our business. For example, we may be required to limit the number of employees and contractors at our manufacturing facilities in Casa Grande, Arizona or be required to cause a substantial number of employees and/or contractors to quarantine, which could cause further delays in tooling efforts or in the production schedule of the Lucid Air. In addition, regional, national and international travel restrictions have resulted in adverse impacts to our supply chain. For example, in certain instances, international travel restrictions have prevented our supply quality engineers from conducting in-person visits and parts production quality engineering with international suppliers, which has lengthened the time required to finalize and secure certain components of the Lucid Air. Further, our sales and marketing activities have been, and may in the future be, adversely affected due to the cancellation or reduction of in-person sales activities, meetings, events and conferences, and our planned construction and opening of our Lucid Studio sales and service facilities in key markets has been delayed. The transition of some of our personnel to a remote workforce has also increased demand on our information technology resources and systems and increased data privacy and cybersecurity risks. These restrictive measures could be in place for a significant period of time and may be reinstituted or replaced with more burdensome restrictions if conditions deteriorate, which could adversely affect our start-up, manufacturing and sales and distribution plans and timelines.
In addition, the COVID-19 pandemic has resulted in extreme volatility in the global financial markets, which could increase our cost of capital or limit our ability to access financing when we need it.
To address the uncertainties of COVID-19 and to help ensure the safety of our team members, we anticipate implementing a vaccination mandate for our employees and/or for individuals to enter many of our facilities, which may have an impact on our workforce and adversely impact our manufacturing capabilities and overall business operations.
The severity, magnitude and duration of the COVID-19 pandemic, including as a result of new variant strains such as the Omicron strain, and our economic and regulatory consequences are rapidly changing and uncertain. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations.
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
•establish, refine and scale our commercial manufacturing capabilities and distribution infrastructure;
•establish and maintain satisfactory arrangements with third-party suppliers;
•establish and expand a customer base;
•navigate an evolving and complex regulatory environment;
•anticipate and adapt to changing market conditions, including consumer demand for certain vehicle types, models or trim levels, technological developments and changes in competitive landscape; and
•successfully design, build, manufacture and market new variants and models of electric vehicles, such as Project Gravity.
We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.
We have incurred net losses each year since our inception, including net loss and comprehensive loss of approximately $2.6 billion for the year ended December 31, 2021. As of December 31, 2021, our accumulated deficit was approximately $6.1 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
•continue to design, develop and manufacture our vehicles;
•equip and expand our manufacturing facilities to produce our vehicles in Arizona and in international locations such as the Kingdom of Saudi Arabia;
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

Our customers may cancel their reservations without penalty and for any reason until they place an order for their vehicle. Any delays in customer deliveries of the Lucid Air could result in significant customer cancellations. In addition, any event or incident which generates negative media coverage about us or the safety of our vehicles could also result in significant customer cancellations. No assurance can be given that reservations will not be cancelled and will ultimately result in the final purchase, delivery and sale or lease of vehicles. Accordingly, the number of reservations has significant limitations as a measure of demand for our vehicles, including demand for particular body styles, models or trim levels, or for future vehicle sales. If we encounter delays in customer deliveries of the Lucid Air that further lengthen wait times or in the event of negative media coverage, a significant number of reservations may be cancelled.
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
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the electric vehicle industry has grown, with several companies that focus completely or partially on the electric vehicle market. We expect additional companies to enter this market within the next several years. Electric vehicle manufacturers with which we compete include Tesla as well as an increasing number of U.S.-based and international entrants, many of which have announced plans to begin selling their own electric vehicles in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales with luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively than we do. We expect competition in our industry to significantly intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization, favorable governmental policies, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.
We currently depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.
We currently depend on revenue generated from a single vehicle model, the Lucid Air, and in the foreseeable future will be significantly dependent on a single or limited number of models. Although we have other vehicle models on our product roadmap, we currently do not expect to introduce another vehicle model for sale until 2024. We expect to rely on sales from the Lucid Air, among other sources of financing, for the capital that will be required to develop and commercialize those subsequent models. To the extent that production of the Lucid Air is delayed or reduced, or if the Lucid Air is not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.
We will not have a third-party retail product distribution and service network.
Third-party dealer networks are the traditional method of vehicle sales distribution and service. Because we plan to sell directly to consumers, we will not have a traditional dealer product distribution and service network. We have limited experience distributing directly to consumers, and we expect that the building of a national and global in-house sales and marketing function, including a physical sales, marketing and service footprint via our Lucid Studios, will be expensive and time consuming. If our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our plans to sell directly to consumers and to directly service all vehicles may be limited by regulatory constraints. To the extent we are unable to successfully execute on such plans, we may be required to develop a third-party dealer distribution and service network, which may prove costly, time-consuming or ineffective. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial conditions could be adversely affected.
Our sales will depend in part on our ability to establish and maintain confidence in our long-term business prospects among consumers, analysts and others within our industry.
Consumers may be less likely to purchase our products if they do not believe that our business will succeed or that our operations, including service and customer support operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, to build, maintain and grow our business, we must establish and maintain confidence among customers, suppliers, analysts and other parties with respect to our liquidity and long-term business prospects.
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

Our vehicles are designed with advanced driver assistance system (“ADAS”) hardware, and we expect to release a Lucid Air software update and launch Project Gravity with Level 2 (partial automation) ADAS functionality, which we plan to upgrade with additional capabilities over time. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by NHTSA that requires us to report any crashes in which certain ADAS features were active, and these crash reports may become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
In addition, we face substantial competition in the development and deployment of ADAS technologies. Many of our competitors, including established automakers and technology companies, have devoted significant time and resources to developing self-driving technologies. If we are unable to develop competitive Level 2 or more advanced ADAS technologies in-house or acquire access to such technologies via partnerships or investments in other companies or assets, we may be unable to equip our vehicles with competitive ADAS features, which could damage our brand, reduce consumer demand for our vehicles or trigger cancellations of reservations and could have a material adverse effect on our business, results of operations, prospects and financial condition.
ADAS technology is also subject to considerable regulatory uncertainty, which exposes us to additional risks. See “— Risks Related to Litigation and Regulation — ADAS technology is subject to uncertain and evolving regulations.”
Our business and prospects depend significantly on our brand.
Our business and prospects will heavily depend on our ability to develop, maintain and strengthen the “Lucid” brand association with luxury and technological excellence. Promoting and positioning our brand will likely depend significantly on our ability to provide a consistently high-quality customer experience, an area in which we have limited experience. To promote our brand, we will be required to invest in, and over time we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including the need to use traditional media such as television, radio and print advertising. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles or our competitors’ success. For example, certain of our competitors have been subject to significant scrutiny for incidents involving their self-driving technology and battery fires, which could result in similar scrutiny of us.
In particular, any negative publicity, whether or not true, can quickly proliferate on social media and harm consumer perception and confidence in our brand. The growing use of social media increases the speed with which information and opinions can be shared and, thus, the speed with which a company’s reputation can be affected. If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about us, the products we offer, our customer experience, or any aspect of our brand, our business, sales and results of operations could be adversely impacted. From time to time, our vehicles or those of our competitors may be evaluated and reviewed by third parties. Perceptions of our offerings in the marketplace may be significantly influenced by these reviews, which are disseminated via various media, including the internet. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our vehicles and reduce demand for our vehicles, which could have a material adverse effect on our business, results of operations, prospects and financial condition.
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
•difficulties establishing international manufacturing operations, including difficulties establishing relationships with or establishing localized supplier bases and developing cost-effective and reliable supply chains for such manufacturing operations and financing such manufacturing operations;
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
•foreign data privacy and security laws, regulations and obligations;

•changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;
•political instability, natural disasters, pandemics (including severity, magnitude and the duration of the COVID-19 pandemic), war or events of terrorism; and
•the strength of international economies.
If we fail to successfully address these risks, our business, prospects, results of operations and financial condition could be materially harmed.
Uninsured losses could result in payment of substantial damages, which would decrease our cash reserves and could harm our cash flow and financial condition.
In the ordinary course of business, we may be subject to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently carry commercial general liability, commercial automobile liability, garage liability, garage keepers liability, excess liability, product liability, cybersecurity, crime, special crime, drone, cargo stock throughput, builder’s risk, owner controlled insurance program, property, owners protective, workers’ compensation, employment practices, employed lawyers, production, pollution, contractor pollution, fiduciary liability and directors’ and officers’ insurance policies, we may not maintain as much insurance coverage as other original equipment manufacturers do, and in some cases, we may not maintain any at all. Additionally, the policies that we have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost, especially if insurance providers perceive any increase in our risk profile in the future.
Increasing scrutiny and changing expectations from our investors, customers and employees with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations and our investors, customers and employees, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace conduct. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity or negative comments in social media could damage our reputation if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact our employees’ engagement and retention and the willingness of our customers and partners to do business with us.
It is possible that our stakeholders may not be satisfied with our ESG practices or the speed of their adoption. Actual or perceived shortcomings with respect to our ESG initiatives and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable ratings of our company or our industries, as well as non-inclusion of our stock on ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, which could harm our business and prospects.
Our plan to commercially manufacture and sell our vehicles is dependent upon the timely availability of funds, upon our finalizing of the related design, engineering, component procurement, testing, build-out and manufacturing plans in a timely manner and also upon our ability to execute these plans within the planned timeline. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models, and we have experienced in the past, and may experience in the future, such delays with regard to additional variants of the Lucid Air or our other vehicles. For example, we have experienced delays in the engineering of certain of our vehicle systems. Any future delays in the financing, design, manufacture and launch of the Lucid Air, including planned future variants, and any future electric vehicles could materially damage our business, prospects, financial condition and results of operations.
Many of our vehicles are still in the development and/or testing phase, including all of the variants of the Lucid Air other than the Dream Edition, and production of the Project Gravity SUV is not expected to begin until 2024, and may occur later or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of the Casa Grande manufacturing facilities, or other future manufacturing facilities.
Furthermore, we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities. We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays, a shortfall of semiconductor supply, and international travel restrictions preventing supply quality engineers from conducting in-person visits and quality engineering for parts production. These challenges have affected our ability, and the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances have resulted in increased costs. We expect that these industry-wide trends will continue for the foreseeable future. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
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
•our ability to ensure a working supply chain and desired supplier part quality and quantity as planned and on the desired timeline;
•our ability to accurately manufacture vehicles within specified design tolerances;
•our ability to establish, refine and scale, as well as make significant investments in manufacturing, supply chain management and logistics functions, including the related information technology systems and software applications;
•our ability to adequately reduce and control the costs of key parts and materials;
•our ability to manage any transitions or changes in our production process, planned or unplanned;
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
•our ability to attract, recruit, hire, retain and train skilled employees including supply chain management, supplier quality, manufacturing and logistics personnel;
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
•the severity, magnitude and duration of the ongoing COVID-19 pandemic, including related business interruptions and other effects; and
•any other risks identified herein.

We expect that we will require additional financing to fund our planned operations and expansion plans. If we are unable to arrange for required funds under the terms and on the timeline that we anticipate, our plans for tooling and building out our manufacturing facilities and for commercial production of our electric vehicles could be significantly delayed, which would materially adversely affect our business, prospects, financial condition and results of operations. See “Risks Related to Financing and Strategic Transactions—We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.”

Our ability to continue production and our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.

Our success, including our ability to continue production of the Lucid Air, will depend on our ability to enter into supplier agreements and maintain our relationships with hundreds of suppliers that are critical to the output and production of our vehicles. To date, we have not secured long-term supply agreements for all of our components and for some components such as battery cells our supply agreements do not guarantee sufficient quantities of components for our vehicle production ramp curve. The supplier agreements we have or may enter into with key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of battery cells and other components often contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.

We may also be at a disadvantage in negotiating supply agreements for the production of our vehicles due to our limited operating history. In addition, there is the possibility that finalizing the supply agreements for the parts and components of our vehicles will cause significant disruption to our operations, or such supply agreements could be at costs that make it difficult for us to operate profitably.

We are dependent on our suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components or to implement or maintain effective inventory management and other systems, processes and personnel to support ongoing and increased production, could have a material adverse effect on our results of operations and financial condition.

We rely on hundreds of third-party suppliers for the provision and development of many of the key components and materials used in our vehicles. While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be purchased by us from a single source. Our limited, and in many cases single-source, supply chain exposes us to multiple potential sources of delivery failure or component shortages for our production. Our third-party suppliers may not be able to meet our required product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide necessary warranties for their products that are necessary for use in our vehicles.

We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays a shortfall of semiconductor supply, and international travel restrictions preventing supply quality engineers from conducting in-person visits and quality engineering for parts production. We expect that these industry-wide trends will continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future, and may result in increased costs. We have also been impacted by changes in our supply chain or production needs, including cost increases from our suppliers, in order to meet our quality targets and development timelines as well as due to design changes. Likewise, any significant increases in our production may in the future require us to procure additional components in a short amount of time. Our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers provide us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer.

In addition, we have experienced, and in the future could continue to experience, delays if our suppliers do not meet agreed upon timelines, experience capacity constraints, or deliver components that do not meet our quality standards. Any disruption in the supply of components, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in cases where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has recently experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.

Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. We have not yet scaled production in our manufacturing facilities to significant volumes or begun servicing vehicles at significant volumes. Accordingly, our ability to scale production and vehicle servicing and mitigate risks associated with these activities has not been thoroughly tested. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.

Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the ongoing COVID-19 pandemic, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. We have also identified certain of our suppliers, including certain suppliers we deem critical, as having poor financial health or being at risk of bankruptcy. Although we routinely review our suppliers’ financial health and attempt to identify alternate suppliers where possible, the loss of any supplier, particularly a single- or limited-source supplier, or the disruption in the supply of components from our suppliers, could lead to vehicle design changes, production delays, idle manufacturing facilities and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles, any of which could result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, if our suppliers experience substantial financial difficulties, cease operations or otherwise face business disruptions, including as a result of the effects of the COVID-19 pandemic, we may be required to provide substantial financial support to ensure supply continuity, which could have an additional adverse effect on our liquidity and financial condition.

Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion cells or semiconductors, could harm our business.

As we scale commercial production of our vehicles or any future energy storage systems, we have experienced and may continue to experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. For example, as we continue our phased construction of our AMP-1 facility, we have experienced increases in steel prices and cost of construction labor. In addition, we use various materials in our business, including aluminum, steel, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicles, energy storage products by our competitors and the global supply chain crisis, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

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

Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. Furthermore, our ability to manufacture our vehicles depends on continuing access to semiconductors and components that incorporate semiconductors. A global semiconductor supply shortage is having wide-ranging effects across multiple industries and the automotive industry in particular, and it has impacted many automotive suppliers and manufacturers, including us, that incorporate semiconductors into the parts they supply or manufacture. We have experienced and may continue to experience an impact on our operations as a result of the semiconductor supply shortage, and such shortage could in the future have a material impact on us or our suppliers, which could delay or reduce planned production levels of the Lucid Air or planned future vehicles, impair our ability to continue production once started or force us or our suppliers to pay exorbitant rates for continued access to semiconductors, and of which could have a material adverse effect on our business, prospects and results of operations. In addition, prices and transportation expenses for these materials fluctuate depending on many factors beyond our control, including fluctuations in supply and demand, currency fluctuations, tariffs and taxes, fluctuations and shortages in petroleum supply, freight charges and other economic and political factors. These risks could be further magnified by geographical developments such as the conflict between Ukraine and Russia. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our expected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We must develop complex software and technology systems, including in coordination with vendors and suppliers, in order to produce our electric vehicles, and there can be no assurance such systems will be successfully developed.

Our vehicles, including the Lucid Air, use a substantial amount of third-party and proprietary software and complex technological hardware to operate, some of which is still subject to further development and testing. The development and implementation of such advanced technologies is inherently complex, and requires coordination with our vendors and suppliers in order to integrate such technology into our electric vehicles and ensure it interoperates with other complex technology as designed and as expected.

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

In addition, if we are unable to develop the software and technology systems necessary to operate our vehicles, our competitive position will be harmed. We rely on third-party suppliers to develop a number of technologies for use in our products. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support our business plan. In addition, such technology may not satisfy the cost, performance useful life and warranty characteristics we anticipate in our business plan, which could materially adversely affect our business, prospects and results of operations.

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

In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of the Project Gravity SUV or other future vehicles, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations. For example, a portion of our manufacturing facility in Casa Grande, Arizona, was not constructed in accordance with the contractual requirements. The facility is capable of supporting current production volumes, but it will likely require repair or remediation to support future production volumes. We plan to address such repairs or remediation as part of the phased build-out of our Casa Grande facility. Although we do not currently expect that we will be required to take vehicle production offline or reduce our planned manufacturing volumes, the repairs or remediation could entail significant costs, and we may be unable to recover some or all of such costs from the applicable contractor(s).

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security and costs.

We expect to utilize a number of new manufacturing technologies, techniques and processes for our vehicles, such as motor winding equipment, and we may utilize additional new technologies, techniques and processes in the future. Certain design features in our vehicles present additional manufacturing challenges, such as large display screens and ADAS hardware. There is no guarantee that we will be able to successfully and timely introduce and scale any such new processes or features.

We also rely heavily on complex machinery for our operations, and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant employs large-scale, complex machinery combining many components, which may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts that may not be available when needed. Furthermore, our Casa Grande facilities and the equipment we use to manufacture our vehicles will be costly to repair or replace and could require substantial lead-time to repair or replace and qualify for use.

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

We cannot provide any assurance as to whether we will be able to develop efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, or to satisfy the requirements of customers and potential customers. Any failure to develop such logistics and production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Bottlenecks and other unexpected challenges may also arise as we ramp production of the Lucid Air, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.
Our vehicles or the components installed therein have in the past and may in the future contain defects in design and manufacture that may cause them not to perform as expected or that may require repairs, recalls, and design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles will use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors when first introduced. If our vehicles contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles such as bi-directional charging or ADAS features take longer than expected to become available, are legally restricted or become subject to additional regulation, our ability to develop, market and sell our products and services could be harmed. Although we will attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of our customers. Further, our limited operating history and limited field data reduce our ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale or lease to customers.
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
Demand for our vehicles will depend in part on the availability of charging infrastructure. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. Although we have partnered with Electrify America and may partner with other third-party electric vehicle charging providers to offer charging stations to our customers, the charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread charging infrastructure, and some potential customers may be conditioned to favor or expect proprietary charging solutions, such as Tesla’s Supercharger network. In addition, although the current U.S. presidential administration has proposed a plan to deploy 500,000 additional public charging stations across the United States by 2030, appropriations for such a deployment may not occur at proposed levels, which could serve to limit the development of public charging infrastructure and increase the relative attractiveness to potential customers of a proprietary charging solution.

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
We have limited experience servicing our vehicles and their integrated software. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition and results of operations may be materially and adversely affected.

Because commercial production of the Lucid Air has recently begun, we have limited experience servicing or repairing our vehicles. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Furthermore, some vehicle repairs are done via over-the-air software updates, which poses additional risks to the vehicles software if any issues arise during an update. In addition, we plan to partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our vehicles. We also have a limited network of locations to perform service and will rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.

Further, the motor vehicle industry laws in some states require that service facilities be available to service vehicles physically sold from locations in the state. In addition, the motor vehicle franchise laws in some states may preclude us from providing direct warranty service to consumers in that state. While we anticipate developing a service program that would satisfy regulatory requirements in these circumstances, the specifics of our service program are still being refined, and at some point may need to be restructured to comply with state law, which may impact our business, financial condition, results of operations and prospects.
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
We provide a new vehicle limited warranty on all vehicles and powertrain components and systems we sell. Now that our vehicles are in commercial production, we will need to maintain reserves to cover part replacement and other vehicle repair needs, including any potential software upgrades or warranty claims. In addition, we expect to provide a manufacturer’s warranty on any future energy storage systems we sell and may provide additional warranties on installation workmanship or performance guarantees. Warranty reserves will include our management team’s best estimate of the projected costs to repair or to replace items under warranty. Such estimates are inherently uncertain, particularly in light of our limited operating history and the limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves in the future. If our reserves are inadequate to cover future maintenance requirements on our vehicles, our business, prospects, financial condition and results of operations could be materially and adversely affected. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing reserves will be sufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty, we may be exposed to materially higher warranty, parts replacement and repair expenses than we expect, and our reserves may be insufficient to cover such expenses.

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
We may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona are located in a sandstorm-, flood- and tornado-prone area. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the ongoing COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.
Our vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
The battery packs within our vehicles make use of, and any future energy storage systems will make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur. In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all crashes. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business and reputation.
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

Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and use our vehicles, products and systems to (i) gain control of, (ii) change the functionality, user interface and performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products and systems. Advances in technology, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems are also vulnerable to damage or interruption from, among other things, computer viruses, malware, ransomware, killware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, or misuse, mistake or other attempts to harm our products and systems. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers and/or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.

If we are unable to protect our products and systems (and the information stored in our systems) from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such problems or security breaches could have negative consequences for our business and future prospects, including compromise of vehicle integrity and physical safety, causing monetary losses, giving rise to liabilities under our contracts or to the owners of the applicable information, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property or trade secrets. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, systems or data, as well as other factors that may result in the perception that our vehicles, systems or data are vulnerable to being “hacked,” could negatively affect our brand. In addition, some members of the U.S. federal government, including certain members of Congress and the National Highway Traffic Safety Administration (“NHTSA”), have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe has introduced new regulations governing connected vehicle cybersecurity, which became effective in January 2021 and are expected to apply in the European Union to all new vehicle types beginning in July 2022 and to all new vehicles produced from July 2024. Such regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect the timing of our entry into the European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulation.
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

Furthermore, we are continuously expanding and improving our information technology systems. In particular, our volume production of the Lucid Air and planned future vehicles will necessitate continued development, maintenance and improvement of our information technology and communication systems in the United States and abroad, such as systems for product data management, vehicle management tools, vehicle security systems, vehicle security management processes, procurement of bill of material items, supply chain management, inventory management, production planning and execution, lean manufacturing, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. Our ability to operate our business will depend on the availability and effectiveness of these systems. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain, inventory management, and sales and service processes. We cannot be certain that these systems or their required functionality will be effectively and timely developed, implemented, maintained or expanded as planned. If we are unsuccessful in any of the foregoing, our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

In addition, our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any over-the-air or other updates, may contain, errors, bugs, design defects or vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities may reside in third-party intellectual property or open source software and/or be inherently difficult to detect and may only be discovered after code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to deploy updates to the software addressing any issues but our over-the-air update procedures fail to properly update the software, our customers will then be responsible for working with our service personnel to install such updates to the software, and their vehicle will be subject to these vulnerabilities until they do so. Any compromise of our intellectual property, proprietary information, systems or vehicles or inability prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, compromise of vehicle integrity and physical safety, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, results of operations, prospects and financial condition.
We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.
In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information from our customers, employees and third parties with whom we conduct business, including names, accounts, driver license information, user IDs and passwords, and payment or transaction related information. Additionally, we will use our vehicles’ electronic systems to log information about each vehicle’s use, such as charge time, battery usage, geolocation, mileage and driving behavior, in order to aid it in vehicle diagnostics, repair and maintenance, as well as to help us customize and improve the driving and riding experience.
Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, transmission, sharing, disclosure and other processing of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020, Canada adopted the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and continues to amend the statute, the United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022, and the Kingdom of Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which will take effect in March 2022. Each of the GDPR, the CCPA, the PIPEDA, the DPL and the PDPL impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR, CCPA, PIPEDA, DPL and PDPL) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

Specifically, failure to comply with the GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million or four percent (4%) of global revenue, whichever is greater. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR may have a significant adverse effect on our business and operations. Recent legal developments in the European Economic Area (“EEA”), including recent rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the United Kingdom to third countries. While we have taken steps to mitigate the impact on us, the efficacy and longevity of these mechanisms remains uncertain.

At the state level, we are subject to law and regulations such as the CCPA. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California residents with new privacy-related disclosures and new ways to opt-out of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act (“CPRA”), will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with the authority to implement and enforce the CCPA and the CPRA.

Other states, including Virginia and Colorado, have enacted or are in the process of enacting, or considering similar laws. Compliance with these state statutes, other similar state or federal laws that may be enacted in the future, and other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations, which could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business. In particular, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. Failure to comply with applicable laws or regulations or to secure personal information could result in investigations, enforcement actions and other proceedings against us, which could result in substantial fines, damages and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits.
We post public privacy policies and other documentation regarding our collection, use, disclosure and other processing of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences or subject us to potential local, state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. For example, laws in all 50 U.S. states generally require business to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a breach. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and could require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.
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
We will need to hire and train a significant number of employees to engage in full capacity commercial manufacturing operations. This needs to be accomplished in a very short period of time in order for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, training and managing a large workforce, such as establishing efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating an effective company culture, and these risks and challenges may be exacerbated by the short period of time in which we intend to scale up our hourly workforce. Although the area surrounding our Casa Grande, Arizona manufacturing facilities is home to a highly trained workforce with experience in engineering and manufacturing, this workforce does not have significant experience with electric vehicle manufacturing, and many jobs will require significant training. If we are unsuccessful in hiring and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
Furthermore, although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations or financial condition.
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

Our business plan includes the direct sale of vehicles to retail consumers, both at retail locations and over the internet. The laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license to sell new motor vehicles within the state, and many states prohibit manufacturers or their affiliates from becoming licensed dealers and directly selling new motor vehicles to retail consumers from within that state. In addition, most states require that we have a physical dealership location in the state before we can be licensed as a dealer. We are currently licensed as a motor vehicle dealer in several states and anticipate that we can become a licensed dealer in additional states as we open retail locations in those states. In some states, we have also opened or expect to open Lucid Studios to educate and inform customers about our vehicles, but Lucid Studios will not actually transact in the sale of vehicles. The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so.
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
We have in the past and may choose in the future, or we may be compelled to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.
Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. For example, in February 2022, we voluntarily recalled certain vehicles due to a potential issue regarding the manufacture of the front strut damper by our supplier, or we may in the future voluntarily or involuntarily initiate additional recalls if any of our electric vehicles or components (including our batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may be unable to service and repair recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our electric vehicles and could also result in the loss of business to our competitors. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, results of operations and financial condition.
We are subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and adversely affect our business, results of operations, cash flows and financial condition.
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
For example, beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-9323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the Complaint will be successful or that it will avoid liability in these matters.
On December 3, 2021, we received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting the production of certain documents related to an investigation by the SEC. Although there is no assurance as to the scope or outcome of this matter, the investigation appears to concern the merger between Churchill and Lucid and certain projections and statements. We are cooperating fully with the SEC in its review.
On January 26, 2022, a purported shareholder of the Company filed a shareholder derivative action, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California federal court, captioned Sahr Lebbie v. Churchill Capital Corporation IV, et al., 4:22-cv-00531-SK (N.D. Cal.). The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the Consolidated Class Action, the complaint asserts claims for unjust enrichment, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets and a claim for contribution under Sections 10(b) and 21D of the Exchange Act in connection with the Consolidated Class Action. The Complaint seeks compensatory damages, interest thereon, certain corporate governance reforms, and attorneys’ fees and expenses. The Company is advancing defendants’ fees and expenses incurred in their defense of the action.
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
We may become subject to product liability claims, which could harm our business, prospects, results of operations and financial condition. The automotive industry experiences significant product liability claims, and we face inherent risks of exposure to claims in the event our production vehicles do not perform or are claimed not to perform as expected or malfunction, resulting in property damage, personal injury or death. We also expect that, as is true for other automakers, our vehicles will be involved in crashes resulting in death or personal injury, and even if not caused by the failure of our vehicles, we may face product liability claims and adverse publicity in connection with such incidents. In addition, we may face claims arising from or related to failures, claimed failures or misuse of new technologies that we expect to offer, including ADAS features in our vehicles. See “— Risks Related to Litigation and Regulation — ADAS technology is subject to uncertain and evolving regulations.” In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring modules, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all circumstances. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive.
A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced in light of the limited field experience of our vehicles. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of our future vehicles, which would have material adverse effect on our brand, business, prospects and results of operations. Our insurance coverage might not be sufficient to cover all potential product liability claims, and insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost. Any lawsuit seeking significant monetary damages or other product liability claims may have a material adverse effect on our reputation, business and financial condition.
We may be exposed to delays, limitations and risks related to the environmental permits and other operating permits required to operate our manufacturing facilities.
Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of the Lucid Air, which could harm our business and prospects.”
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
ADAS technology is subject to uncertain and evolving regulations.
We expect to introduce certain ADAS technologies into our vehicles over time. ADAS technology is subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which is beyond our control. There is a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that assume a human driver will be controlling the vehicle at all times. There are currently no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the United States and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations or may delay products or restrict self-driving features and availability, which could adversely affect our business. Our vehicles may not achieve compliance with the regulatory requirements in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our ADAS hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.
We are subject to U.S. and foreign anti-corruption, anti-money laundering and anti-boycott laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we expect to conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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

In December, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the United States and are not entitled to entry. These import restrictions come into effect on June 21, 2022. While we are not presently aware of any direct impacts these restrictions will have on its supply chain, the UFLPA may materially and negatively impact our ability to import the goods and products we rely on to manufacture our products and operate our business. The UFLPA may further impact our supply chain and costs of goods as it may restrict the available supply of goods and products eligible for importation into the United States, including among other things, electronics assemblies, extractives (including coal, copper, hydrocarbons, oil, uranium, and zinc), textiles and fabrics (in particular, cotton) and renewable energy products (including polysilicon, ingots, wafers, crystalline silicon solar cells, and crystalline silicon solar photovoltaic modules). The full potential impact to us of the UFLPA remains uncertain and could have an adverse effect on our business and results of operations.
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
Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, enforce and protect our intellectual property and proprietary technology, but we may not be able to prevent third parties from unauthorized use of our intellectual property and proprietary technology, which could harm our business and competitive position. We establish and protect our intellectual property and proprietary technology through a combination of licensing agreements, third-party nondisclosure and confidentiality agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and other jurisdictions. Despite our efforts to obtain and protect intellectual property rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering or otherwise obtaining and using our technology or products or seeking court declarations that they do not infringe, misappropriate or otherwise violate our intellectual property. Failure to adequately obtain, maintain, enforce and protect our intellectual property could result in our competitors offering identical or similar products, potentially resulting in the loss of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and results of operations.
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
Furthermore, many of our employees were previously employed by other automotive companies or by suppliers to automotive companies. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property or personnel. A loss of key personnel, our trade secrets, or our other work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.
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

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities. Moreover, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “ as-is” basis. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Financing and Strategic Transactions
We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.

We have funded our operations since inception primarily through equity and convertible debt financings. For example, in December 2021, we issued approximately $2 billion of 1.25% convertible senior notes due 2026 (the “2026 Notes”). We anticipate that we will need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, during the first year following the Transactions, we expect to settle tax withholding obligations in connection with vesting of the CEO RSU Award (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — CEO RSU Award”) through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on each vesting date. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of RSUs vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding. Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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

The accounting method for reflecting the 2026 Notes on our consolidated balance sheet, accruing interest expense for the 2026 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2020-06 for the year ended December 31, 2021, including interim periods within that fiscal year.

In accordance with ASU 2020-06, we expect that the 2026 Notes we issued will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2026 Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2026 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2026 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2026 Notes, which will result in higher reported loss.

In addition, the shares underlying the 2026 Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the 2026 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the 2026 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2026 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2026 Notes and could materially reduce our reported working capital.

Servicing our current and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.

In December 2021, we issued approximately $2.0 billion principal amount of 2026 Notes. See Note 6 - Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

In addition, our indebtedness, combined with our other existing and future financial obligations and contractual commitments, could have other important consequences. For example, it could:
• make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
• limit our flexibility in planning for, or reacting to, changes in our business and our industry;
• place us at a disadvantage compared to our competitors who have less debt;
• limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes; and
• make an acquisition of our company less attractive or more difficult.

In addition, under certain of our future debt instruments, we may be subject to customary affirmative and negative covenants regarding our business and operations, including limitations on our ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our indebtedness immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.

Further, shares of our common stock are subordinate in right of payment to all of our current and future debt. We cannot assure that there would be any remaining funds after the payment of all of our debt for any distribution to our stockholders.

Any of these factors could harm our business, results of operations and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on our 2026 Notes when due.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing our 2026 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of such indenture governing our 2026 Notes that could have the effect of diminishing our ability to make payments on our 2026 Notes when due.

The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

From and after September 15, 2026, noteholders may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. In the event the conditional conversion feature of the 2026 Notes is triggered, holders of such 2026 Notes will be entitled under the indenture governing such 2026 Notes to convert their 2026 Notes at any time during specified periods at their option. If one or more holders of 2026 Notes elect to convert such 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We may be unable to raise the funds necessary to repurchase the notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the notes or pay cash upon their conversion.

Noteholders may, subject to a limited exception, require us to repurchase their notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2026 Notes or pay any cash amounts due upon conversion. Our failure to repurchase 2026 Notes or pay any cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2026 Notes.

A rating agency may not rate the 2026 Notes or may assign a rating that is lower than expected.

We do not intend to seek to have the 2026 Notes rated by any rating agency. However, if one or more rating agencies rate the 2026 Notes and assign a rating that is lower than the rating that investors expect, or reduce their rating in the future, then the trading price of our common stock and the 2026 Notes could significantly decline.

In addition, market perceptions of our creditworthiness will directly affect the trading price of the 2026 Notes. Accordingly, if a ratings agency rates any of our indebtedness in the future or downgrades or withdraws the rating, or puts us on credit watch, then the trading price of the 2026 Notes will likely decline.

We may not be able to identify adequate strategic relationship opportunities or form strategic relationships, in the future.
We expect that strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do. We may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. For example, we have partnered with Electrify America to provide our customers with access to Electrify America’s charging infrastructure, and we will rely on ongoing access to such infrastructure to provide our customers with charging solutions. If Electrify America terminates this partnership or otherwise fails to deliver the anticipated benefits of this partnership, our ability to provide a satisfactory customer experience will be harmed, and we will be required to identify alternate charging partners or invest in our own charging network. Our current and future alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

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
We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.
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
Our financial results may vary significantly from period to period due to fluctuations in our production levels, operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of the Lucid Air and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles, especially in new markets; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, both nationally and locally; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; or investment in expansion to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of December 31, 2021, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2034 and state research and development credit carryforwards with no expiration. Please refer to Note 16 - Income Taxes for a further discussion of the tax attributes of our NOL carryforwards. As of December 31, 2021, we maintain a full valuation allowance for our net deferred tax assets.
Our U.S. federal and state NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. tax code, respectively, and similar provisions of state law. Under those sections of the U.S. tax code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited.

In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a formal Section 382 study of our equity transactions through December 31, 2020. The study determined that we experienced an “ownership change” in 2016, and we will not be able to utilize approximately $12 million of our gross U.S. federal NOL and $15 million of gross U.S. federal research and development tax credit (or $3 million in net credit) carryforwards.

We have not yet completed an analysis of whether the business combination also caused an “ownership change”. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (including as a result of the issuance of common stock in connection with a conversion of our outstanding 2026 Notes), some of which may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing the NOL carryforwards and tax credits existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize NOL carryforwards and tax credits. To the extent we are not able to offset future taxable income with our NOL carryforwards and tax credits, our net income and cash flows may be adversely affected.
It is possible that we will not generate taxable income in time to use any of our NOL carryforwards and research and development credits before their expiration.
Unanticipated tax laws or any change in the application of existing tax laws to us or our customers or any change to our corporate structure may adversely impact our profitability and business.
We are subject to income and other taxes in the United States and a growing number of foreign jurisdictions. Existing domestic and foreign tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us to change our transfer pricing policies and pay additional tax amounts, fines or penalties, surcharges, and interest charges for past amounts due, the amounts and timing of which are difficult to discern. Existing tax laws, statutes, rules, regulations, or ordinances could also be interpreted, changed, modified, or applied adversely to our customers (possibly with retroactive effect) and, if our customers are required to pay additional surcharges, it could adversely affect demand for our vehicles.
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
We may change our corporate structure, our business operations or certain agreements that we have entered into relating to taxes in a particular jurisdiction. These changes may materially and adversely impact our consolidated financial statements.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” In light of the SEC Warrant Accounting Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” Churchill’s management evaluated the terms of the Warrant Agreement entered into in connection with the Churchill IPO and concluded that the warrants include provisions that, based on the SEC Warrant Accounting Statement, preclude the warrants from being classified as components of equity. As a result, Churchill classified the warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the warrants and that such gains or losses could be material.
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

Risks Related to Public Company Requirements
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC and Nasdaq. Complying with these reporting and other regulatory requirements is time-consuming and will result in increased costs to us and could have a negative effect on our results of operations, financial condition or business. Those requirements and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our results of operations, financial condition or business. A failure to comply with such requirements, as interpreted and applied, could also have a material adverse effect on our results of operations, financial condition or business. In addition, most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, cash flows, and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we implement and maintain effective disclosure controls and procedures and internal controls over financial reporting. In addition, changing laws, regulations, and standards related to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
To implement, maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. To comply with the requirements of being a public company, we have undertaken, and expect to continue to further undertake in the future, various actions, such as, hiring additional accounting staff and implementing new internal controls and procedures for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

We recently ceased to be an emerging growth company, and now are required to comply with certain heightened reporting requirements, including those relating to auditing standards and disclosure about our executive compensation.

The Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to auditing standards and compensation disclosure. Prior to December 31, 2021, we were classified as an emerging growth company. As an emerging growth company, we were not required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosures regarding executive compensation required of larger public companies or (iv) hold nonbinding advisory votes on executive compensation. When we were an emerging growth company, we followed the exemptions described above. We also elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not have been comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our historical operating results if comparing us to such companies. In addition, because we relied on exemptions available to emerging growth companies, our historical public filings contained less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies.

We expect to incur additional costs associated with the heightened reporting requirements described above, including the requirement to provide auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, as well as additional audit costs resulting from PCAOB requirements. In addition, our auditors may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls.

If we identify material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our common stock.
We are subject to the SEC’s internal control over financial reporting requirements. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules.
As part of such requirements, we are required to provide management’s attestation on the report on internal control over financial reporting by our independent registered public accounting firm. Prior to the Transactions, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of December 31, 2021 as Churchill’s operations prior to the Transactions were insignificant compared to those of the consolidated entity post-Transactions. The design of internal controls over financial reporting for our business post-Transactions has required and will continue to require significant time and resources from management and other personnel. As a result, our management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021 and has excluded management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.
In addition, we are required to report any control deficiencies that constitute a “material weakness” in our internal control over financial reporting. We had previously identified material weaknesses in our internal control over financial reporting. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal control over financial reporting may result in material misstatements in our consolidated financial statements, cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.
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
Risks Related to Our Common Stock
There is no guarantee that an active and liquid public market for our securities will be sustained.
Our common stock has been trading on a national securities exchange for less than 12 months. Prior to the Merger, Churchill was a blank check company and there was no public market for Legacy Lucid Common Shares since Legacy Lucid was a private company. A liquid trading market for our common stock may not be sustained. In the absence of a liquid public trading market for our common stock:
•holders of our common stock may not be able to liquidate their investment in shares of our common stock;
•holders of our common stock may not be able to resell their shares of our common stock at favorable prices, or at all;
•the market price of shares of our common stock may experience significant price volatility; and
•there may be less efficiency in carrying out purchase and sale orders with respect to our common stock.
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

The price of our common stock is volatile, and this volatility may negatively impact the market price of our common stock and the trading price of the notes.
The trading price of our common stock has fluctuated substantially. The trading price of our securities depends on many factors, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose all or part of the investment in our securities since investors might be unable to sell them at or above the price the investor paid for them. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
•sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur, including the expiration of the lock-up periods applicable to certain holders of our common stock pursuant to the Sponsor Agreement, and the lock-up agreements with the initial purchasers in the offering of 2026 Notes;
•general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and
•other risk factors listed in this section “Risk Factors.”
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the notes regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including, most recently, the impact of the novel coronavirus, COVID-19, and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock and other securities, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following the Transactions. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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

Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, hedging activity by holders of the notes may impact the market price of our common stock, in particular during any redemption conversion period in connection with a redemption of notes or any observation period for a conversion of notes.
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

The issuance of additional shares of our common stock or other equity or equity-linked securities, or sales of a significant portion of our common stock, could depress the market price of our common stock.

Future issuances of shares of our common stock, or of securities convertible into or exercisable for our common stock, could depress the market price of our common stock and result in significant dilution for holders of our common stock. As of December 31, 2021, we had outstanding (i) 1,647,555,590 shares of our common stock, (ii) warrants to purchase up to 44,350,000 shares of our common stock, (iii) options and restricted stock units covering 112,354,513 shares of our common stock, and (iv) a maximum number of 55,106,677 shares of common stock issuable upon conversion of the 2026 Notes. The exercise of our outstanding warrants and options, the vesting and settlement of our restricted stock units, or the conversion of our 2026 Notes would result in additional dilution to holders of our common stock. In the future, we may issue additional shares of our common stock, or securities convertible into or exercisable for common stock, in connection with generating additional capital, future acquisitions, repayment of outstanding indebtedness, under our Incentive Plan, or for other reasons.
The market price of shares of our common stock could decline as a result of substantial sales of common stock, particularly by our significant stockholders, a large number of shares of common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

Pursuant to the Investor Rights Agreement, the Churchill Sponsor has restrictions on the sale or transfer of shares of common stock and Private Placement Warrants held by it for a period of 18 months after the Closing of the Transactions. However, following the expiration of this lock-up period, the Churchill Sponsor will not be restricted from selling our securities held by it, other than by applicable securities laws. In addition, pursuant to the Investor Rights Agreement, Ayar, the Churchill Sponsor, and certain other parties thereto are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights. If one or more of these stockholders were to sell a substantial portion of the shares they hold, it could cause the trading price of our common stock to decline.
We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies.
As of December 31, 2021, Ayar held approximately 61.6% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
Further, this concentration of ownership and voting power allows Ayar to control our decisions, including matters requiring approval by our stockholders (such as, subject to the Investor Rights Agreement, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock and the trading price of the notes.

The Churchill Sponsor and Ayar beneficially own a significant equity interest in us and may take actions that conflict with your interests.
The interests of the Churchill Sponsor and Ayar may not align with our interests and the interests of our other stockholders or securityholders. The Churchill Sponsor and Ayar are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Churchill Sponsor and Ayar and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
We do not anticipate paying any cash dividends for the foreseeable future.
We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business.
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
Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report.
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

Some provisions of Delaware law and our current certificate of incorporation and our current bylaws may deter third parties from acquiring us and diminish the value of our common stock and the notes.
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
Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of our outstanding voting stock. For purposes of this provision, “voting stock” means any class or series of stock entitled to vote generally in the election of directors.
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
These provisions in our current certificate of incorporation and our current bylaws, as well as Delaware law, may discourage, delay or prevent a transaction involving a change in our control that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock or the trading price of the notes if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our Board and take other corporate actions, which could also affect the price investors are willing to pay for our common stock or the notes.
Securities or industry analysts may not publish or cease publishing research or reports about us, our business, our market, or change their recommendations regarding our common stock adversely, which could cause the price and trading volume of our common stock to decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business and operations, our market, or our competitors. Similarly, if any of the analysts who do cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We are headquartered in Newark, California and have manufacturing facilities in Casa Grande, Arizona. We currently do not own the land on which our material properties are situated; these properties are subject to various lease arrangements with third-party entities.

Excluding our growing portfolio of retail locations, a list of certain of our facilities are outlined below:

Address	Primary Use	Lease Expiry
7373 Gateway Blvd., Newark, CA	HQ (Lucid1)	09/30/30
7500 Gateway Blvd., Newark, CA	HQ (Lucid2)	09/30/30
7151 Gateway Blvd., Newark, CA	HQ (Lucid3)	12/31/26
317 S. Thornton Rd., Casa Grande, AZ	Manufacturing (AMP-1)	12/19/22(1)
2592 E. Hanna Rd., Suites 115 and 120, Casa Grande, AZ	Manufacturing (LPM-1)	03/31/25(2)
1115 W. Alameda Dr., Tempe, AZ	Logistics	02/28/26(3)
1108 W Gila Bend Highway, Casa Grande, AZ	Logistics	06/14/24(4)

(1)We have an option to purchase the AMP-1 property.
(2)We have options to renew the LPM-1 lease through early 2035.
(3)We have options to renew the Tempe lease through early 2036.
(4)We have an option to renew the Gila Bend lease through 2026.
Item 3. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 15 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 8 of Part II of this Annual Report, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Stock Market LLC under the ticker symbol “LCID.” Prior to July 23, 2021 and before the completion of the Transactions, Churchill’s Class A common stock traded on the New York Stock Exchange under the ticker symbol “CCIV”.
Holders of Record
At January 31, 2022, there were 118 holders of record of our common stock. A substantially greater number of beneficial owners hold shares through banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, the terms of any indebtedness and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. In addition, the Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans

For a description of securities authorized under our equity compensation plans, see Part II, Item 8, “Note 13 – Stock-based awards”.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On December 14, 2021, we issued and sold $1,750,000,000 principal amount of our 1.25% 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Pursuant to the purchase agreement between us and the initial purchasers of the Convertible Notes, we granted the initial purchasers an option, for settlement within a period of 13 days from, and including, December 14, 2021 to purchase up to an additional $262,500,000 principal amount of our 2026 Notes. On December 20, 2021, we issued and sold an additional $262,500,000 principal amount of 2026 Notes pursuant to this option.

Issuer Purchases of Equity Securities
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2021.

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	857,825	$24.15	—	—
November 2021	—	—	—	—
December 2021	—	—	—	—
Total	857,825		—
(1) Includes shares that were acquired from directors and employees to satisfy certain tax obligations in connection with their purchase of shares of Legacy Lucid Series E Preferred Shares.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the“Exchange Act”), or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison, from September 18, 2020 through December 31, 2021, of the cumulative total return on our common stock, The NASDAQ Composite Index and the 20 largest public companies sharing the same SIC code as us, which is SIC code 3711, “Motor

Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on September 18, 2020 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Comparative Total Return Analysis
LCID vs. Nasdaq Composite vs. SIC 3711 (20-Largest as of 12/31/21)
(Assumes an investment of $100 on September 18, 2020 and reinvestment of dividends, where applicable)
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$-
Sep-20
Oct-20
Nov-20
Dec-20
Jan-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
LCID
Nasdaq Composite
Top-20 SIC: 3711

Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Lucid management believes is relevant to an assessment and understanding of Lucid’s consolidated results of operations and financial condition as of December 31, 2021 and for the fiscal year ended December 31, 2021. The discussion should be read together with our consolidated financial statements and related notes that are included elsewhere in this annual report on Form 10-K (this “Annual Report”). For discussion related to our financial condition as of December 31, 2020, results of operations for year ended December 31, 2020 and year to year comparison between year ended December 31, 2020 and 2019, refer to the final prospectus and definitive proxy statement (the “Proxy Statement/Prospectus”) filed on June 25, 2021 with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933 (the “Securities Act”), as amended. This discussion may contain forward-looking statements based upon Lucid’s current expectations, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.
Overview
We are a technology and automotive company with a mission to inspire the adoption of sustainable energy by creating advanced technologies and the most captivating luxury electric vehicles, centered around the human experience. Our focus on in-house technological innovation, vertical integration, and a “clean sheet” approach to engineering and design have led to the development of our groundbreaking electric vehicle, the Lucid Air.
We sell vehicles directly to consumers through our retail sales network and through direct online sales. We believe that owning our sales network provides an opportunity to closely manage the customer experience, gather direct customer feedback, and ensure that customer interactions are on-brand and tailored to our customers’ need. We also operate an in-house vehicle service network, with brick-and-mortar service centers in various geographies and a mobile service fleet. In addition to our in-house service capabilities, we established and continue to grow an approved list of specially trained collision repair shops which also serve as a repair hub for our mobile service offerings in some cases.
We began delivering the Lucid Air to customers in October 2021. We expect to launch additional vehicles over the coming decade. We have already commenced design and engineering work for Project Gravity, a luxury SUV that is expected to leverage many of the technological advancements and learnings from the Lucid Air. We expect to begin production of Project Gravity in the first half of 2024. After the Lucid Air and Project Gravity, we plan to leverage our technological and manufacturing advancements to develop and manufacture progressively more affordable vehicles in higher volumes. We further believe that our battery systems expertise positions us to produce compelling stationary energy storage system (“ESS”) products. ESS is a technologically adjacent opportunity which can leverage the modular design of our battery packs and our extensive experience with battery pack and battery management systems.

Impact of the COVID-19 Pandemic on our Business
The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty. Infection rates vary across the jurisdictions in which we operate. Governmental authorities have continued to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. We have taken proactive action to protect the health and safety of our employees, customers, partners and suppliers, consistent with the latest and evolving governmental guidelines. We expect to continue to implement appropriate measures until the COVID-19 pandemic is adequately contained. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations and requirements or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers.
While certain of our and our suppliers’ operations have from time-to-time been temporarily affected by government-mandated restrictions, we were able to commence deliveries of the Lucid Air to customers and to proceed with the construction of the Arizona plant. Broader impacts of the pandemic have included ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. Because we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities, we have been affected by such industry-wide challenges in logistics and supply chains. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to affect our ability and the ability of our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.

In the current circumstances, given the dynamic nature of the situation, any impact on our financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, the duration and continued spread of the outbreak, its severity, potential additional waves of infection, the emergence of more virulent or more dangerous strains of the virus, the actions taken to mitigate the virus or its impact, the development, distribution, efficacy and acceptance of vaccines worldwide, how quickly and to what extent normal economic and operating conditions can resume, the broader impact that the pandemic is having on the economy and our industry and specific implications the pandemic may have on our suppliers and on global logistics. See Item 1A., “Risk Factors,” for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The ongoing COVID-19 pandemic has adversely affected our business, results of operations and financial condition.”
Key Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.
Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. The Lucid Air is designed with race-proven battery pack technologies and robust performance together with a sleek exterior design and expansive interior space given our miniaturized key drivetrain components. We anticipate consumer demand for the Lucid Air based on its luxurious design, high-performance technology and sustainability leadership, and the growing acceptance of and demand for electric vehicles as a substitute for gasoline-fueled vehicles. We have received significant interest in the Lucid Air from potential customers. As of December 31, 2021, we had refundable reservations and non-refundable orders of cars yet to be delivered that reflect a potential order book greater than $2.2 billion.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe will allow us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales and marketing operations for sale of the Lucid Air, including to open Studios, hire a sales force, invest in marketing and brand awareness, and stand up a service center operation. As of December 31, 2021, we had opened twenty Studios and service centers, one in each of Arizona, Canada, New York, Michigan, Texas, Virginia, Washington, and two in Illinois, three in Florida, as well eight in California. We expect additional stores and service centers to open in North America, Europe, and the Middle East in 2022. We also intend to hire additional sales, customer service, and service centers personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we plan to manufacture and sell.
Establishing Manufacturing Capacity
Achieving commercialization and growth for each generation of electric vehicles requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the United States and internationally. We expect our capital expenditures to increase as we continue our phased construction of our AMP-1 and LPM-1 facilities and international expansion. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new electric vehicles, our ability to achieve sales and experience customer demand for our vehicles at the levels we anticipate, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.
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

Inflationary Pressure
The U.S. economy has experienced increased inflation recently, including as a result of the COVID-19 pandemic. Our cost to manufacture a vehicle is heavily influenced by the cost of the key components and materials used in the vehicle, cost of labor, as well as cost of equipment used in our manufacturing facilities. As we continue our phased construction of our AMP-1 facility, increases in steel prices and cost of construction labor have led to higher capital expenditures. We expect that the inflationary pressure will persist for the foreseeable future.
Fiscal Year Highlights

In July 2021, Churchill and Legacy Lucid consummated the Merger. Pursuant to the Merger Agreement, Legacy Lucid became a wholly owned subsidiary of Churchill and Churchill was immediately renamed “Lucid Group, Inc.”. The total net proceeds to us were $4,400.3 million, which consisted of $4,439.2 million gross proceeds, net of $131.4 million in costs incurred by Churchill prior to the Closing, $38.9 million of transaction costs, consisting of banking, legal, and other professional fees, $2.7 million of costs expensed in our consolidated statements of operations, and $0.2 million paid to redeem 21,644 shares of Churchill Class A common stock held by public stockholders.

Revenue for the year ended December 31, 2021 was $27.1 million, which was largely attributable to commercial sales of the Lucid Air Dream Edition that began in the fourth quarter of 2021. Historically, revenue was primarily attributable to the sale of battery pack systems, supplies and related services for vehicles to a single customer. We do not expect the sales from the battery pack systems for the world’s premier electric racing series to be material for the go-forward commercialized business.

In December 2021, Lucid issued an aggregate of $2,012.5 million principal amount of 1.25% convertible senior notes. The net proceeds from the issuance of the 2026 Notes were $1,986.6 million, net of debt discounts and issuance costs.

We incurred net losses of $2,579.8 million for the year ended December 31, 2021, and expect to incur significant net losses for the foreseeable future.
Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Revenue	$27,111	$3,976	$23,135	582%

We began generating sales from the deliveries of vehicles in the fourth quarter of 2021. We recognize vehicle sales when the customer obtains control of the vehicle which is upon delivery. We also generate revenue from the sale of battery pack systems, supplies and related services for vehicles to a single customer.

Revenue increased by $23.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily related to $21.3 million from our first customer deliveries of Lucid Air vehicles.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Cost of revenue	$154,897	$3,070	$151,827	*nm
*nm - not meaningful
Costs of revenue related to vehicle sales primarily include direct parts, materials, shipping and handling costs, allocable overhead costs such as depreciation of manufacturing related equipment and facilities, information technology costs, personnel costs, including wages and stock-based compensation, estimated warranty costs and charges to reduce inventories to their net realizable value less costs to sell or charges for inventory obsolescence.

Cost of revenue related to battery pack systems, supplies and related services for electric vehicles primarily consists of direct parts and materials, shipping and handling costs, personnel costs including wages and stock-based compensation, and estimated warranty costs related to battery pack systems. Cost of battery pack systems also includes allocated overhead costs such as depreciation of manufacturing related equipment and facilities, and information technology costs.

Cost of revenues increased by $151.8 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the manufacture and sale of our first production vehicles in the fourth quarter of 2021. We had significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production, with production activity for a limited quantity of vehicles in the quarter ended December 31, 2021. In the near term, we expect our production volume of vehicles to be significantly less than our manufacturing capacity. Additionally, we recorded an impairment charge of $48.9 million in the quarter ended December 31, 2021 to reduce our inventories to their net realizable values less costs to sell. We expect impairment charges could negatively affect our costs of vehicle sales in the near term as we ramp production volumes up toward our manufacturing capacity.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating expenses
Research and development	$750,185	$511,110	$239,075	47%
Selling, general and administrative	652,475	89,023	563,452	633%
Total operating expenses	$1,402,660	$600,133	$802,527	134%
Research and Development
Our research and development efforts have primarily focused on the development of our battery and powertrain technology, the Lucid Air, Project Gravity, and future generations of our electric vehicles. Research and development expenses consist primarily of materials, supplies and personnel-related expenses for employees involved in the engineering, designing, and testing of electric vehicles. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Research and development expenses also include prototype material, engineering, design and testing services, and allocated facilities costs, such as office and rent expense and depreciation expense, and other engineering, designing, and testing expenses.
Research and development expense increased by $239.1 million, or 47%, for the year ended December 31, 2021 as compared to the prior year. The increase was primarily attributable to increases in personnel-related expenses of $238.4 million due to growth in headcount (which included stock-based compensation expense of $133.6 million), increase in facilities related costs of $65.4 million, partially offset by a decrease of $64.7 million for prototype material, engineering, design and testing services.
Selling, General, and Administrative
Selling, general, and administrative expenses consist primarily of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, facilities and real estate, accounting, finance, tax, and information technology. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Selling, general, and administrative expenses also include allocated facilities costs, such as office, rent and depreciation expenses, professional services fees and other general corporate expenses. As we continue to grow as a company, build out our sales force, and commercialize the Lucid Air and planned future generations of our electric vehicles, we expect that our selling, general and administrative costs will increase.
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
Selling, general, and administrative expense increased by $563.5 million, or over 633%, for the year ended December 31, 2021 as compared to the prior year. The increase was primarily attributable to increases in personnel-related expenses of $447.6 million due to growth in headcount (which included stock-based compensation expense of $370.0 million) and increase in facilities related costs of $53.4 million.

Other Income (Expense), net
The following table presents our other income and expense, net for the periods presented (in thousands):

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Other income (expense), net:
Change in fair value of forward contracts	(454,546)	(118,382)	(336,164)	284%
Change in fair value of convertible preferred stock warrant liability	(6,976)	(1,205)	(5,771)	479%
Change in fair value of common stock warrant liability	(582,760)	—	(582,760)	*nm
Transaction costs expensed	(2,717)	—	(2,717)	*nm
Interest expense	(1,374)	(64)	(1,310)	*nm
Other expense, net	(893)	(690)	(203)	29%
Total other expense, net	(1,049,266)	(120,341)	(928,925)	772%
*nm - not meaningful

Change in Fair Value of Contingent Forward Contracts
Our contingent forward contracts provided the holder the right to purchase Legacy Lucid Series D preferred stock and Legacy Lucid Series E preferred stock in future periods and were subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of our contingent forward contracts were recognized in the consolidated statements of operations and comprehensive loss.
Change in contingent forward contracts liability increased by $336.2 million, or over 284%, for the year ended December 31, 2021 as compared to the prior year primarily due to the change in fair value of the Legacy Lucid Series E contingent forward contracts. The Legacy Lucid Series E contingent forward contracts were settled during six months ended June 30, 2021.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Our convertible preferred stock warrant liability related to the warrants to purchase shares of Legacy Lucid Series D preferred stock was subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of our convertible preferred stock warrant liability were recognized in the consolidated statements of operations and comprehensive loss. All issued and outstanding shares of Legacy Lucid Series D preferred stock were settled in March 2021 and there will no longer be future earnings adjustments pertaining to the convertible preferred share warrant liability related to Legacy Lucid Series D preferred stock.
We recorded loss of $7.0 million for the year ended December 31, 2021 due to the changes in fair value of the convertible preferred stock warrant liability related to Legacy Lucid Series D preferred stock upon the exercise and settlement of all outstanding warrants to purchase Legacy Lucid Series D preferred stock.
Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the private warrants to purchase shares of Lucid Group common stock that were effectively issued upon the Closing in connection with the reverse recapitalization treatment of the Merger. Our common stock warrant liability is subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of our common stock warrant liability were recognized in the consolidated statements of operations and comprehensive loss.
The private warrants remained unexercised as of December 31, 2021. The liability was remeasured to fair value, resulting in a loss of $582.8 million for the year ended December 31, 2021, and was classified within change in fair value of common stock warrant liability in the consolidated statements of operations. See Note 9 - Common Stock Warrant Liability in our consolidated financial statements included elsewhere in this Annual Report for more information.
Transaction Costs Expensed
In connection with the Merger, we incurred $2.7 million in one-time direct and incremental transaction costs, consisting of banking, legal, and other professional fees. Transaction costs incurred by Lucid were allocated on a relative fair value basis between equity and liability-classified instruments deemed to be issued for financial reporting purposes at the Closing by Lucid. The transaction costs of $36.2 million allocable to equity-classified instruments, including the common stock and public warrants, were charged as a direct reduction to Lucid’s additional paid-in capital of the gross proceeds remitted to Lucid from Churchill. The transaction costs of $2.7 million allocable to liability-classified instruments measured at fair value, including the private warrants, were charged to the consolidated statement of operations upon the Closing for the year ended December 31, 2021.
Interest Expense
Interest expense consists primarily of the interest incurred related to the 2026 Notes issued in December 2021, and on our capital leases.
Interest expense incurred related to the 2026 Notes is not material for the year ended December 31, 2021. Interest expense did not significantly fluctuate during the year ended December 31, 2021 as compared to the prior year.
Other Expense, net
Other expense, net consists primarily of foreign currency gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other expense did not significantly fluctuate during the year ended December 31, 2021 as compared to the prior year.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Provision for (benefit from) income taxes	49	(188)	237	*nm
*nm - not meaningful

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
The provision for (benefit from) income taxes did not significantly fluctuate during the year ended December 31, 2021 as compared to the prior year.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2021, Lucid had $6.3 billion of cash and cash equivalents. Our sources of cash are predominantly from proceeds from Lucid’s de-SPAC transaction with Churchill (plus PIPE), and the issuance of convertible debt.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity over at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) ongoing production and manufacturing ramps at existing manufacturing facilities in Casa Grande, Arizona, (iv) Phase 2 of construction at Advanced Manufacturing Plant 1 (“AMP-1”) in Casa Grande, Arizona, (v) the start of construction of a manufacturing facility in the Kingdom of Saudi Arabia, (vi) retail Studios and service centers, and (vii) other initiatives related to the sale of vehicles and/ or technology.
We anticipate our cumulative spending on capital expenditures to be in the range of $2.0 billion over the next twelve months to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail Studios and service center footprint throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect our operating expenses to increase in the 2022 calendar year to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of December 31, 2021, our total minimum lease payments are $311.8 million, of which $36.7 million is due in the succeeding 12 months. We also have an agreement to spend $804.3 million to purchase battery cells over the next four years. For details regarding these obligations, refer to Note 14 - Leases and Note 15 - Commitments and Contingencies. We may incur additional payments due as a result of the cash associated with the net settlement of the CEO RSU Award further described below.

In December 2021, Lucid entered into a purchase agreement pursuant to which we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
We have generated significant losses from our operations as reflected in our accumulated deficit of $6.1 billion and $1.4 billion as of December 31, 2021 and 2020, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
The expenditures associated with the development and commercial launch of our vehicles, the anticipated increase in manufacturing capacity, and the international expansion of our business operations are subject to significant risks and uncertainties, many of which are beyond our control, which may affect the timing and magnitude of these anticipated expenditures. These risk and uncertainties are described in more detail in the section entitled “Risk Factors” in Part I, Item 1A.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash used in operating activities	(1,058,133)	(570,196)	(235,299)
Cash used in investing activities	(420,693)	(459,582)	(104,290)
Cash provided by financing activities	7,136,428	1,290,545	621,432
Net increase in cash, cash equivalents, and restricted cash	5,657,602	260,767	281,843
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
Net cash used in operating activities of $1,058.1 million for the year ended December 31, 2021 primarily consisted of $2,579.8 million of net loss, adjusted for $1,704.2 million of non-cash charges and an increase in net operating assets of $182.5 million. The non-cash charges primarily included losses for changes in fair value of contingent forward contracts and warrant liabilities of $1,044.3 million, stock-based compensation expense of $516.8 million, non-cash operating lease cost of $12.6 million, depreciation and amortization of property and equipment of $62.9 million, amortization of insurance premium of $18.5 million, and write-down of inventory of $48.9 million. The decrease in net operating assets is primarily due to a decrease in operating assets of $253.7 million offset by an increase in operating liabilities of $71.2 million.
Net cash used in operating activities of $570.2 million for the year ended December 31, 2020 primarily consisted of $719.4 million of net losses, adjusted for $134.6 million of non-cash charges and a decrease in net operating assets and liabilities of $14.6 million. The non-cash charges primarily included the changes in stock-based compensation of $4.6 million, depreciation and amortization of $10.4 million, and the fair value of contingent forward contracts and warrant liabilities of $119.6 million. The decrease in net operating assets and liabilities primarily relate to decreases in operating assets of $17.8 million and decreases in operating liabilities of $3.2 million.
Cash Used in Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Net cash used in investing activities of $420.7 million for the year ended December 31, 2021 was primarily attributable to capital expenditures. Net cash used in investing activities of $459.6 million for the year ended December 31, 2020 was entirely attributable to capital expenditures.

Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.
Net cash provided by financing activities of $7,136.4 million during the year ended December 31, 2021 was primarily attributable to gross proceeds of approximately $4,439.2 million from the Merger, $600.0 million of proceeds from the issuance of Legacy Lucid Series E preferred stock, $173.3 million of proceeds from the exercises of public warrants, $2,002.4 million in net proceeds from the issuance of the 2026 Notes, $3.0 million of proceeds from the issuance of Legacy Lucid Series D preferred stock, $8.1 million of proceeds from the exercises of stock options, and $41.9 million in proceeds from short-term insurance financing notes, partially offset by $15.9 million for the payment of transaction costs for the issuance of the 2026 Notes, $27.9 million for the payment of short-term insurance financing note, $3.1 million for the payment of finance lease liabilities, $3.0 million cash paid for the repurchase of Legacy Lucid Series B preferred stock, $38.9 million paid for transaction costs related to the Merger, $20.7 million for the repurchase of treasury stock, and $22.1 million for employee tax withholding related to stock repurchases.
Net cash provided by financing activities of $1,290.5 million during the year ended December 31, 2020 was primarily attributable to $899.7 million of proceeds from the issuance of Lucid Series E Preferred Shares, $400.0 million of proceeds from the issuance of Lucid Series D Preferred Shares and $3.3 million of proceeds from the exercises of stock options, partially offset by the $12.1 million repurchase of Lucid Series C Preferred Shares.
Critical Accounting Policies and Estimates
The consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. For additional information about our accounting policies, see Note 2 - Summary of Significant Accounting Policies in the consolidated financial statements included elsewhere in this Annual Report.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles, which approximates actual cost on a first-in, first-out basis. We record inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If our inventory on-hand is in excess of future demand forecast, the excess amounts are written-off.

Inventory is also reviewed to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the selling price of our vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
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
Expected Option Term — The expected option term represented the period that the Lucid Group Options were expected to be outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.
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
We estimate the fair value of RSUs based on the estimated fair value of our underlying common stock as of the date of the grant. Stock-based compensation for RSUs is generally recognized on a graded vesting basis over the requisite service period once the performance condition is satisfied. Stock-based compensation for RSUs that vest based only on continuous service is recognized on a straight-line basis over the requisite service period.
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
CEO Time-Based RSUs — The performance condition was satisfied upon the Closing of the Merger. The service conditions will be satisfied in 16 equal quarterly installments on March 5, June 5, September 5, and December 5 beginning on the first quarterly installment date that is at least two months after the Closing, which was December 5, 2021, provided that Mr. Rawlinson remains in continuous service through each vesting date.
The grant date fair value of the CEO Time-Based RSUs will be recognized using a graded vesting attribution method over the service period for each tranche. The grant date fair value of the CEO Time-Based RSUs was based on the estimated fair value of Lucid’s underlying common stock as of the date of the grant.
CEO Performance RSUs — The performance condition was satisfied upon the Closing of the Merger. The market conditions will be satisfied based upon the achievement of certain market capitalization goals of Lucid Group and the continued employment of Mr. Rawlinson at each vesting date during the five-year period beginning after the Closing of the Merger. The CEO Performance RSUs will vest only if Lucid Group achieves the Lucid Group market capitalization targets, which if achieved, would allow Lucid Group’s other stockholders to benefit from the increases in our market capitalization. The Lucid market capitalization targets will be adjusted to reflect any stock splits, stock dividends, combinations, reorganizations, reclassifications, or other similar changes in capitalization or corporate events.

The grant date fair value of the CEO Performance RSUs will be recognized using a graded vesting attribution method over the estimated requisite service periods for the five tranches, regardless of whether the Lucid Group market capitalization targets are achieved. If the Lucid Group market capitalization targets are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to reflect the cumulative expense associated with the vested award.
In January 2022, the market capitalization condition was met for four of the five tranches of CEO Performance RSUs, representing 13,934,271 performance RSUs. The vesting of these four tranches is subject to continuous service, and review and certification by the Board of Directors, which we expect to occur in March 2022. As of December 31, 2021, the unamortized expense related to these four tranches amounted to $85.4 million which would be recognized as a stock-based compensation expense upon vesting.
Tax Withholding — During the first year following the Closing of the Merger, we expect that we will settle tax withholding obligations in connection with any vesting of the CEO RSU Award through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on each vesting date. However, in each instance of vesting, we will assess the facts and circumstances at that time to determine the appropriate method of tax settlement, which could include the satisfaction of tax withholding obligations via open market “sell to cover” sales by our CEO to the extent required to cover such obligations. The amount of the tax withholding due on each vesting and net settlement date will be based on the fair value of the common stock on such vesting and net settlement date. Depending on the fair value of the common stock and the number of RSUs vesting on any applicable vesting and net settlement date, such net settlement could require us to expend substantial cash funds to satisfy tax withholding.
Common Stock Warrant Liability
We accounted for privately placed common stock warrants (the “private warrants”) to purchase shares of Lucid Group common stock as liabilities at their estimated fair value because these private warrants are not deemed indexed to our common stock. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each reporting period, with any fair value adjustments recognized as a component within other income (expense), net in our consolidated statements of operations and comprehensive loss. A portion of our private warrants are subject to certain contingent forfeiture provisions.
The fair value of the private warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model that takes into account the contract terms as well as the quoted price of our common stock in an active market. The volatility is based on the actual market activity of our peer group as well as our historical volatility. The expected life is based on the remaining contractual term of the warrants, and the risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the warrants’ expected life.
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
See Note 9 - Common Stock Warrant Liability and Note 12 – Earnback Shares and Warrants to the consolidated financial statements included elsewhere in this Annual Report for more information.
Contingent Forward Contract
We accounted for the contingent forward contract to purchase Legacy Lucid Series E preferred stock as a derivative liability because the contingent forward contract could require us to issue additional stock at a future date. The contingent forward contract was recorded at fair value upon issuance and was subject to remeasurement to fair value at each period end, with any fair value adjustments recognized as a component within other income (expense), net in our consolidated statements of operations and comprehensive loss. The fair value of the contingent forward contract liability for the Legacy Lucid Series E preferred stock issued in February 2021 and April 2021 was determined based on the forward payoff, which was determined as the difference between the estimated Legacy Lucid Series E preferred stock fair value and the $7.90 per share purchase price. We settled the contingent forward contract in April 2021.
See Note 7 - Contingent Forward Contracts to the consolidated financial statements included elsewhere in this Annual Report for more information.
Convertible Preferred Stock Warrant Liability
We accounted for warrants to purchase shares of Legacy Lucid Series D preferred stock as liabilities at their estimated fair value because these warrants obligate us to transfer assets to the holders at a future date under certain circumstances, such as a merger, acquisition, reorganization, sale of all or substantially all of our assets, each a change of control event. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each period end, with any fair value adjustments recognized as a component within other income (expense), net in our consolidated statements of operations and comprehensive loss. We used a Black-Scholes model to calculate the fair value of the redeemable convertible preferred stock warrant liability. In February 2021, all outstanding warrants to purchase shares of Legacy Lucid Series D Preferred Shares were exercised.
See Note 10 - Convertible Preferred Stock to the consolidated financial statements included elsewhere in this Annual Report for more information.
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
We make estimates, assumptions and judgments to determine our provision for Lucid Group’s income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it establishes a valuation allowance.
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
Recently Adopted Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report for more information.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, restricted cash, and short-term investments. We had cash, cash equivalents and restricted cash totaling $6.3 billion as of December 31, 2021. Our cash and cash equivalents and short-term investments were invested primarily in money market funds and certificates of deposits. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a had material impact on the value of our cash, cash equivalents or short-term investments as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended December 31, 2021, 2020 and 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Lucid Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Lucid Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle
As discussed in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Accounting Standards Update (“ASU”) No. 2016 – 02, Leases (Topic 842).

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Warrants

As discussed in Note 9 and 11, in connection with the reverse recapitalization treatment of the Merger with Churchill Capital Corp IV. Inc. the Company effectively issued 44,350,000 private warrants and 41,400,000 publicly-traded warrants to purchase shares of the Company’s common stock. The private warrants were recognized as a liability and the public warrants were equity-classified.

The principal considerations for our determination that accounting for warrants is a critical audit matter are the complex provisions affecting classification that require significant audit effort including evaluating each feature of these warrants and the impact of these features on the classification.

Our audit procedures related to the accounting for warrants included the following, among others:
–we inspected the warrant agreement and evaluated the completeness and appropriateness of the Company’s technical accounting analyses
–we also involved our subject matter resources to assist in evaluating management’s conclusion on the interpretation and application of the relevant accounting literature.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.
San Francisco, California
February 28, 2022

LUCID GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,262,905	$614,412
Accounts receivable, net	3,148	260
Short-term investments	—	505
Inventory	127,250	1,043
Prepaid expenses	70,346	21,840
Other current assets	43,328	24,496
Total current assets	6,506,977	662,556
Property, plant and equipment, net	1,182,153	713,274
Right-of-use assets	161,974	—
Other noncurrent assets	30,609	26,851
TOTAL ASSETS	$7,881,713	$1,402,681
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$41,342	$17,333
Accrued compensation	32,364	16,197
Finance lease liabilities, current portion	4,183	—
Other current liabilities	318,212	151,753
Total current liabilities	396,101	185,283
Convertible preferred stock warrant liability	—	2,960
Finance lease liabilities, net of current portion	6,083	—
Common stock warrant liability	1,394,808	—
Long-term debt	1,986,791	—
Other long-term liabilities	188,575	39,139
Total liabilities	3,972,358	227,382
Commitments and contingencies (Note 15)
CONVERTIBLE PREFERRED STOCK
Convertible preferred stock, $0.0001 par value; 0 and 1,058,949,780 shares authorized as of December 31, 2021 and 2020, respectively; 0 and 957,159,704 shares issued and outstanding as of December 31, 2021 and 2020, respectively; liquidation preference of $0, and $3,497,913 as of December 31, 2021 and 2020, respectively	—	2,494,076
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001; 10,000,000 and 0 shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, par value $0.0001; 15,000,000,000 and 1,189,800,259 shares authorized as of December 31, 2021 and 2020, respectively; 1,648,413,415 and 28,791,702 shares issued and 1,647,555,590 and 28,791,702 outstanding as of December 31, 2021 and 2020, respectively	165	3
Additional paid-in capital	9,995,778	38,113
Treasury stock, at cost, 857,825 and 0 shares at December 31, 2021 and 2020, respectively	(20,716)	—
Accumulated deficit	(6,065,872)	(1,356,893)
Total stockholders' equity (deficit)	3,909,355	(1,318,777)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,881,713	$1,402,681

The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$27,111	$3,976	$4,590

Costs and expenses
Cost of revenue	154,897	3,070	3,926
Research and development	750,185	511,110	220,223
Selling, general and administrative	652,475	89,023	38,375
Total cost and expenses	1,557,557	603,203	262,524

Loss from operations	(1,530,446)	(599,227)	(257,934)

Other income (expense), net:
Change in fair value of forward contracts	(454,546)	(118,382)	(15,053)
Change in fair value of convertible preferred stock warrant liability	(6,976)	(1,205)	(406)
Change in fair value of common stock warrant liability	(582,760)	—	—
Transaction costs expensed	(2,717)	—	—
Interest expense	(1,374)	(64)	(8,547)
Other (expense) income, net	(893)	(690)	4,606
Total other expense, net	(1,049,266)	(120,341)	(19,400)
Loss before provision for (benefit from) income taxes	(2,579,712)	(719,568)	(277,334)
Provision for (benefit from) income taxes	49	(188)	23
Net loss and comprehensive loss	(2,579,761)	(719,380)	(277,357)
Deemed contribution related to repurchase of Series B convertible preferred stock	—	1,000	—
Deemed contribution related to repurchase of Series C convertible preferred stock	—	12,784	7,935
Deemed dividend related to the issuance of Series E convertible preferred stock	(2,167,332)	—	—
Net loss attributable to common stockholders	(4,747,093)	(705,596)	(269,422)
Weighted average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	740,393,759	24,825,944	20,595,229
Net loss per share attributable to common stockholders, basic and diluted	$(6.41)	$(28.42)	$(13.08)

The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares[1]	Amount	Shares[1]	Amount
Balance as of January 1, 2019	137,248,112	$259,960	20,165,672	$2	$294	$—	$(360,156)	$(359,860)
Net loss	—	—	—	—	—	—	(277,357)	(277,357)
Repurchase of Series C convertible preferred stock	(9,442,858)	(47,531)	—	—	(2,469)	—	—	(2,469)
Extinguishment of Series C convertible preferred stock	—	(10,404)	—	—	10,404	—	—	10,404
Issuance of Series D convertible preferred stock	374,777,280	871,985	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,123,069		483	—	—	483
Stock-based compensation	—	—	—	—	7,719	—	—	7,719
Balance as of December 31, 2019	502,582,534	$1,074,010	21,288,741	$2	$16,431	$—	$(637,513)	$(621,080)
Net loss	—	—	—	—	—	—	(719,380)	(719,380)
Extinguishment and reclassification of Series B convertible preferred stock	—	(4,000)	—	—	1,000	—	—	1,000
Repurchase of Series C convertible preferred stock	(11,507,389)	(24,885)	—	—	12,784	—	—	12,784
Issuance of Series D convertible preferred stock	164,992,213	400,000	—	—	—	—	—	—
Settlement of Series D contingent forward contract liability	—	39,563	—	—	—	—	—	—
Issuance of Series E convertible preferred stock	301,092,346	898,932	—	—	—	—	—	—
Settlement of Series E contingent forward contract liability	—	110,456	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,502,961	1	3,284	—	—	3,285
Stock-based compensation	—	—	—	—	4,614	—	—	4,614
Balance as of December 31, 2020	957,159,704	$2,494,076	28,791,702	$3	38,113	—	(1,356,893)	(1,318,777)
Net loss	—	—	—	—	—	—	(2,579,761)	(2,579,761)
Repurchase of Series B convertible preferred stock	(3,525,365)	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	1,546,799	12,936	—	—	—	—	—	—
Issuance of Series E convertible preferred stock	200,728,229	3,206,159	—	—	(22,395)	—	(2,129,218)	(2,151,613)
Stock-based compensation related to Series E convertible preferred stock	—	123,614	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(1,155,909,367)	(5,836,785)	1,155,909,367	116	5,836,669	—	—	5,836,785
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	—	—	425,395,023	42	3,590,914	—	—	3,590,956
Issuance and sale of common stock for tax withholdings of employee RSUs	—	—	—	—	(22,063)	—	—	(22,063)
Treasury stock repurchase	—	—	(857,825)	—	—	(20,716)	—	(20,716)
Issuance of common stock upon vesting of employee RSUs	—	—	601,176	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	—	—	26,640,121	3	173,270	—	—	173,273
Redemption of public warrants	—	—	—	—	(4)	—	—	(4)
Issuance of common stock upon exercise of stock options	—	—	11,076,026	1	8,131	—	—	8,132
Stock-based compensation	—	—	—	—	393,143	—	—	393,143
Balance as of December 31, 2021	—	$—	1,647,555,590	$165	$9,995,778	$(20,716)	$(6,065,872)	$3,909,355
The accompanying notes are an integral part of these consolidated financial statements.
1 The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger. See Note 1 - Description of Business and Note 3 - Reverse Capitalization for more information.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(2,579,761)	$(719,380)	$(277,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,907	10,217	3,842
Amortization of insurance premium	18,474	—	—
Non-cash operating lease cost	12,563	—	—
Stock-based compensation	516,757	4,614	7,719
Loss on disposal of property and equipment	52	139	30
Amortization of debt discount	237	—	3,394
Write-down of inventory	48,884	—	—
Change in fair value of contingent forward contract liability	454,546	118,382	15,053
Change in fair value of preferred stock warrant liability	6,976	1,205	406
Change in fair value of common stock warrant liability	582,760	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,888)	148	984
Inventory	(175,091)	(359)	(188)
Financed insurance premium	(41,935)	—	—
Prepaid expenses	(25,045)	7,770	(27,590)
Other current assets	(14,704)	7,360	(5,010)
Other noncurrent assets and security deposit	5,889	2,866	6,143
Accounts payable	4,354	(69,861)	5,843
Accrued compensation	16,167	13,249	2,774
Operating lease liability	(10,019)	—	—
Other liabilities and accrued liabilities	65,456	53,454	28,658
Other long-term liabilities	(4,712)	—	—
Net cash used in operating activities	(1,058,133)	(570,196)	(235,299)
Cash flows from investing activities:
Purchases of property, equipment, and software	(421,220)	(459,582)	(104,290)
Proceeds from sale of short term investments	505	—
Proceed from sale of property, equipment, and software	22	—	—
Net cash used in investing activities	(420,693)	(459,582)	(104,290)
Cash flows from financing activities:
Proceed from issuance of convertible notes, net of issuance costs	2,002,437	—	70,949
Payment of transaction costs for the issuance of convertible notes	(15,883)	—	—
Payment for short-term insurance financing note	(27,887)	—	—
Payment for capital lease liabilities	—	(364)	—
Payment for finance lease liabilities	(3,088)	—	—
Proceeds from short-term insurance financing note	41,935	—	—
Repurchase of Series B convertible preferred stock	(3,000)	—	—
Repurchase of Series C convertible preferred stock	—	(12,101)	(50,000)
Proceeds from issuance of Series D convertible preferred stock	3,000	400,000	600,000
Proceeds from issuance of Series E convertible preferred stock	600,000	899,725	—
Proceeds from exercise of stock options	8,132	3,285	483
Proceeds from the exercise of public warrants	173,273	—	—
Proceeds from the reverse recapitalization	4,439,153	—	—
Payment of transaction costs related to the reverse recapitalization	(38,865)	—	—
Treasury stock repurchase	(20,716)	—	—
Stock repurchases from employees for tax withholdings	(22,063)	—	—
Net cash provided by financing activities	7,136,428	1,290,545	621,432
Net increase in cash, cash equivalents, and restricted cash	5,657,602	260,767	281,843
Beginning cash, cash equivalents, and restricted cash	640,418	379,651	97,808
Ending cash, cash equivalents, and restricted cash	$6,298,020	$640,418	$379,651
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$627	$51	$30
Supplemental disclosure of non-cash investing and financing activity:
Property and equipment included in accounts payable and accrued expense	101,057	117,946	32,863
Property and equipment and right-of-use assets obtained through leases	93,771	3,289	451
Extinguishment of Series B convertible preferred stock included in additional paid-in capital	—	1,000	—
Extinguishment of Series B convertible preferred stock included in accrued liabilities	—	3,000	—
Issuance of Series D convertible preferred stock upon settlement of contingent forward contracts	—	39,563	—
Issuance of Series D convertible preferred stock upon exercise of preferred stock warrants	9,936	—	—
Convertible Notes converted into Series D convertible preferred stock	—	—	300,000
Unamortized Convertible Notes debt issuance cost and debt discount converted into Series D convertible preferred stock	—	—	(36,797)
Accrued interest of Convertible Notes converted to Series D convertible preferred stock	—	—	8,747
Deferred financing cost reclassed to convertible preferred stock	—	—	10,253
Issuance of Series E convertible preferred stock contingent forward contracts	2,167,332	793	—
Settlement of Series E convertible preferred stock contingent forward contract	—	110,456	—
Capital contribution upon forfeit of Series E awards	15,719	—	—
Issuance of Series E convertible preferred stock upon settlement of contingent forward contracts	2,621,877	—	—
Issuance of common stock upon conversion of preferred stock in connection with the reverse recapitalization	$5,836,785	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Lucid Group, Inc. (“Lucid”) is a automotive company focused on designing, developing, manufacturing, and selling the next generation of electric vehicle (“EV”), EV powertrains and battery systems.
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
From inception through December 31, 2021, the Company has incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2021, 2020 and 2019, the Company has incurred operating losses, including net losses of $2.6 billion, $719.4 million and $277.4 million, respectively. The Company has an accumulated deficit of $6.1 billion as of December 31, 2021.
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
The Company’s existing sources of liquidity include cash and cash equivalents. Historically, the Company funded operations primarily with issuances of convertible preferred stock and convertible notes. Upon the completion of the Merger, the Company received $4,400.3 million in cash proceeds, net of transaction costs. In December 2021, the Company issued an aggregate of $2,012.5 million principal amount of 1.25% convertible senior notes due in December 2026.
Certain Significant Risks and Uncertainties

The Company’s current business activities consist of research and development efforts to design and develop a high-performance fully electric vehicle and advanced electric vehicle powertrain components, including battery pack systems; building of the Company’s production operations in Casa Grande, Arizona; and build-out of the Company’s retail stores and service centers for distribution of the vehicles to customers. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key personnel. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing.
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
The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty. Infection rates vary across the jurisdictions in which we operate. Governmental authorities have continued to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. We have taken proactive action to protect the health and safety of our employees, customers, partners and suppliers, consistent with the latest and evolving governmental guidelines. We expect to continue to implement appropriate measures until the COVID-19 pandemic is adequately contained. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations and requirements or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers.
While certain of our and our suppliers’ operations have from time-to-time been temporarily affected by government-mandated restrictions, we were able to commence deliveries of the Lucid Air to customers and to proceed with the construction of the Arizona plant. Broader impacts of the pandemic have included ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. Because we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities, we have been affected by such industry-wide challenges in logistics and supply chains. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to affect our ability and the ability of our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.
In the current circumstances, given the dynamic nature of the situation, any impact on our financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, the duration and continued spread of the outbreak, its severity, potential additional waves of infection, the emergence of more virulent or more dangerous strains of the virus, the actions taken to mitigate the virus or its impact, the development, distribution, efficacy and acceptance of vaccines worldwide, how quickly and to what extent normal economic and operating conditions can resume, the broader impact that the pandemic is having on the economy and our industry and specific implications the pandemic may have on our suppliers and on global logistics. See Item 1A., “Risk Factors,” for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The ongoing COVID-19 pandemic has adversely affected our business, results of operations and financial condition.”
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior-period amounts have been reclassified in the accompanying consolidated financial statements and notes thereto in order to conform to the current period presentation.
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating and reporting segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
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
Restricted cash in other current assets and noncurrent assets is primarily related to letters of credit issued to the landlords for certain of the Company’s leasehold facilities.
The following table provides a reconciliation of cash and restricted cash to amounts shown in the statements of cash flows (in thousands):

	December 31,
	2021	2020	2019
Cash	$6,262,905	$614,412	$351,684
Restricted cash included in other current assets	10,740	11,278	19,767
Restricted cash included in other noncurrent assets	24,375	14,728	8,200
Total cash and restricted cash	$6,298,020	$640,418	$379,651
Accounts Receivable, Net
Accounts receivable consist of current trade receivables from a single customer. The Company records accounts receivable, net of an allowance for expected credit losses. Management’s estimate for expected credit losses for outstanding accounts receivable are based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, and the establishment of specific reserves for customers in an adverse financial condition. Adjustments are made based upon the Company’s expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. The Company also considers current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company reassesses the adequacy of estimated credit losses each reporting period. At December 31, 2021 and 2020, the Company did not record an allowance for expected credit losses.
Short-Term Investments
Investments with original or remaining maturities of more than three months at the time of purchase are generally classified as short-term investments and consist of time deposits. At December 31, 2021 and 2020, the Company held short-term investments of nil and $0.5 million, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but at times its deposits may exceed federally insured limits. Further, accounts receivable primarily consists of current trade receivables from a single customer as of December 31, 2021 and 2020, which relates specifically to sales of its battery packs.
Inventory
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles, which approximates actual cost on a first-in, first-out basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If inventory on-hand is in excess of future demand forecast, the excess amounts are written-off.

Inventory is also reviewed to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires an assessment to determine the selling price of the vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization for leasehold improvements. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. The Company generally uses the following estimated useful lives for each asset category:

Asset Category	Life (years)
Machinery, Tooling & Vehicles	3 - 7
Computer equipment and software	3
Furniture and fixtures	5
Finance leases	3
Building and Improvements	40
Leasehold improvements	Shorter of the lease term or the estimated useful lives of the assets
Expenditures for repair and maintenance costs are expensed as incurred, and expenditures for major renewals and improvements that increase functionality of the asset are capitalized and depreciated ratably over the identified useful life. Upon disposition or retirement of property and equipment, the related cost and accumulated depreciation and amortization are removed, and any gain or loss is reflected in operations. The disposition loss on fixed assets recorded for the years ended December 31, 2021, 2020 and 2019 is immaterial.
Impairment of Long-Lived Assets
Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for the years ended December 31, 2021, 2020 and 2019.
Foreign Currency
The U.S. dollar is the functional currency of the Company’s consolidated subsidiaries operating outside of the U.S. Monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and nonmonetary assets and liabilities are remeasured at historical rates. Expenses incurred in currencies other than the U.S. dollar (the functional currency) are remeasured at average exchange rates in effect during each period. Foreign currency gains and losses from remeasurement are included within other (expense) income, net in the Company’s consolidated statements of operations, and were immaterial for the years ended December 31, 2021, 2020, and 2019.
Revenue from Contracts with Customers
On January 1, 2019, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method, which did not result in an adjustment upon adoption.

The Company follows a five-step process in which the Company identifies the contract, identifies the related performance obligations, determines the transaction price, allocates the transaction price to the identified performance obligations, and recognizes revenue when (or as) the performance obligations are satisfied.

Vehicle Sales

Vehicle sales revenue is generated from the sale of electric vehicles to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (ADAS), and the right to unspecified over-the-air (OTA) software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally 4 years. Shipping and handling provided by Company is considered a fulfillment activity.

Payment is typically received at or prior to the transfer of control of the vehicle to the customer. Generally, control transfers to the customer at the deemed delivery when the customer takes physical possession of the vehicle, which may be at a Lucid Studio or other destination chosen by the customer. The Company’s vehicle contracts do not contain a significant financing component. The Company has elected to exclude sales taxes from the measurement of the transaction price. The Company estimates the standalone selling price of all performance obligations by considering costs used to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.

The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer.

The Company provides a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. The estimated cost of the assurance-type warranty is accrued at the time of vehicle sale.

Battery Pack System

Battery pack system revenue consists of the sales of battery pack systems, supplies and related services for vehicles. The sale of battery pack systems along with related supplies is a single performance obligation to be recognized at the point in time when control is transferred to the customer. Shipping and handling provided by Company is considered a fulfillment activity. While customers generally have the right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies may include either a cash refund or an exchange of the returned product. As a result, the right of return and related refund liability for non-conforming or defective goods is estimated and recorded as a reduction in revenue, if necessary. Payment for the products sold are made upon invoice or in accordance with payment terms customary to the business. The Company’s battery pack system contracts do not contain a significant financing component. The Company has elected to exclude sales taxes from the measurement of the transaction price.

Control transfers to the customer when the product is delivered to the customer as the customer can then direct the product’s use and obtain substantially all of the remaining benefits from the asset at that point in time.
Cost of Revenue
Vehicle Sales

Cost of revenue includes direct parts, materials, shipping and handling costs, allocable overhead costs such as depreciation of manufacturing related equipment and facilities, information technology costs, personnel costs, including wages and stock-based compensation, estimated warranty costs and charges to reduce inventories to their net realizable value less costs to sell or charges for inventory obsolescence.

Battery Pack Systems

Cost of revenue includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs, and reserves for estimated warranty expenses related to its battery packs. Cost of revenue also includes adjustments to warranty expense and charges to write down the carrying value of inventory when it exceeds its estimated net realizable value or to provide for obsolete and on-hand inventory in excess of forecasted demand.
Warranties
The Company provides a manufacturer’s warranty on all vehicles and battery packs it sells and accrues a warranty reserve for warranty coverage, as applicable. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency, and costs of future claims. The Company accrues a warranty reserve for all products sold which includes the Company’s best estimates of the projected costs to repair or replace items under warranties and recalls when identified. Changes to the Company’s historical or projected warranty experience may cause material changes to the warranty reserve in the future. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other, while the remaining balance is included within other long-term liabilities in the consolidated balance sheets. The warranty expense recorded as a component of cost of revenue in the consolidated statements of operations was immaterial for the years ended December 31, 2021, 2020, and 2019.
Income Taxes
The Company utilizes the liability method to account for income taxes, under which deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid, or refunds received, as provided for under currently enacted tax law.

The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that deferred tax assets would be realized in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions on the basis of a two-step process which includes (1) determining whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company’s policy is to recognize interest related to unrecognized tax benefits in other income (expense)—net and to recognize penalties in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included within income tax liabilities in the consolidated balance sheets.
Stock-Based Compensation
The Company issues stock-based compensation awards to employees, officers, directors, and non-employees in the form of stock options and restricted stock units (“RSUs”). The Company measures and recognizes compensation expense for stock-based awards based on the awards’ fair value on the date of grant. The Company accounts for forfeitures of stock-based awards when they occur. The fair value of RSUs that vest based on service and performance conditions is measured using the fair value of the Company’s common stock on the date of the grant. The fair value of RSUs that vest based on service and market conditions is measured using a Monte Carlo simulation model on the date of grant. The fair value of stock options that vest based on service condition is measured using the Black-Scholes option pricing model on the date of grant. The Monte Carlo simulation model and the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the Company’s common stock, the expected term of the award, the expected volatility of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used to determine the fair value of the awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

The fair value of awards that vest based only continuous service are recognized on a straight-line basis over the requisite service period. The fair value of awards that vest based on performance or market conditions is recognized over the requisite service period using the accelerated attribution method. Stock-based compensation expense is only recognized for awards with performance conditions once the performance condition becomes probable of being achieved. The performance-based vesting condition was satisfied upon the Closing of the Merger. The market-based RSUs will vest only if the Company achieves certain market capitalization targets.
Comprehensive Loss
Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under U.S. GAAP are recorded as an element of stockholders’ equity (deficit) but are excluded from net loss. For the years ended December 31, 2021, 2020 and 2019, as there are no activities that impacted comprehensive income (loss), there are no differences between comprehensive loss and net loss reported in the Company’s consolidated statements of operations.
Research and Development
Research and development expenses consist primarily of personnel-related expenses, contractor fees, engineering design and testing expenses, and allocated facilities cost. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. Research and development expenses have been expensed as incurred and included in the consolidated statements of operations and comprehensive loss.
Selling, General, and Administrative
Selling, general and administrative expense consist of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, facilities and real estate, accounting, finance, tax, and information technology.
Advertising
Advertising is expensed as incurred and is included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. These costs were immaterial for the years ended December 31, 2021, 2020 and 2019, respectively.

Leases
Accounting for Leases prior to the adoption of ASC 842 (as defined below)

Periods prior to fiscal year 2021 reflect the provisions of ASC 840, Leases (“ASC 840”) where an arrangement is or contains a lease if there are specified assets and the right to control the use of a specified asset is conveyed for a period in exchange for consideration. Upon lease inception, the Company classifies leases as either operating or capital leases. Leases are classified as capital leases when the terms of the lease transfers substantially all of the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.
Operating leases are not recognized on the consolidated balance sheets. For capital leases, the Company recognizes capital lease assets and corresponding lease liabilities within the consolidated balance sheets at lease commencement at the present value of the rental payments. The Company recognizes rent expense on a straight-line basis in the statements of operations for operating leases. For capital leases, the Company recognizes interest expense associated with the capital lease liability and depreciation expense associated with the capital lease asset. For capital lease assets and leasehold improvements, the estimated useful lives are limited to the shorter of the useful life of the asset or the term of the lease.
The Company enters into operating and capital leases associated with its office space, manufacturing and retail facilities, and equipment. On certain of its operating lease agreements, the Company may receive rent holidays and other incentives, which are recognized over the lease term through rent expense. The difference between rent expense and the cash paid under the lease agreement is recorded as deferred rent. Lease incentives, including tenant improvement allowances, are also recorded as deferred rent and amortized on a straight-line basis over the lease term. The Company recorded deferred rent under other short-term and long-term liabilities in the consolidated balance sheet as of December 31, 2020.
If the term of the lease does not exceed 12 months, the Company elects to record the rental expense in the period it is incurred, and no deferred rent is recorded.

Adoption of ASC 842 (as defined below)

As of January 1, 2021, the Company adopted ASU 2016-02, Leases, and all related guidance (“ASC 842”) and recorded a right-of-use (“ROU”) asset and a corresponding lease liability in our consolidated balance sheet for all eligible leases with terms longer than 12 months or less if the lease contains a purchase option or renewal term that the Company is reasonably certain to exercise.
The Company has lease agreements with lease and non-lease components, including embedded leases, and has elected not to utilize the practical expedient to account for lease and non-lease components together, rather the Company is accounting for the lease and non-lease components separately on the consolidated financial statements.
Operating lease assets are included within operating lease right-of-use (“ROU”) assets. Finance lease assets are included within property, plant and equipment, net. The corresponding operating lease liabilities and finance lease liabilities are included within other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2021.
All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the later of ASC 842 adoption date or lease commencement date. The Company estimates the Company’s incremental borrowing rate based on the information available at adoption date or lease commencement date in determining the present value of lease payments.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers all series of its convertible preferred stock to be participating securities as the holders of such shares have the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common share equivalents to the extent they are dilutive. For purposes of this calculation, convertible preferred stock, stock options, convertible and convertible preferred stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
Common Stock Warrants
The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Liability-classified common stock warrants are subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date with changes in fair value recorded in the Company’s statement of operations and comprehensive loss. For issued or modified common stock warrants outstanding that meet all of the criteria for equity classification, the common stock warrants are recorded as a component of additional paid-in capital and are not remeasured to fair value in subsequent reporting periods.
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
Operating lease assets are included within operating lease right-of-use (“ROU”) assets. Finance lease assets are included within property, plant and equipment, net. The corresponding operating lease liabilities and finance lease liabilities are included within other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2021.
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
Adoption of the new lease standard on January 1, 2021 had a material impact on the Company’s consolidated financial statements. The most significant impacts related to the (i) recording of ROU asset of $91.0 million, and (ii) recording lease liability of $122.8 million, as of January 1, 2021 on the consolidated balance sheets. The Company also reclassified prepaid expenses of $0.2 million and deferred rent balance, including tenant improvement allowances, and other liability balances of $31.8 million relating to the Company’s existing lease arrangements as of December 31, 2020, into the ROU asset balance as of January 1, 2021. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The standard did not materially impact the Company’s consolidated statement of operations and comprehensive loss and consolidated statement of cash flows.

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2021 for the adoption of the new lease standard was as follows (in thousands):

	Balances at December 31, 2020	Adjustments from Adoption of New Lease Standard	Balances at January 1, 2021
Assets
Prepaid expenses	$21,840	$(180)	$21,660
Property, plant and equipment, net	713,274	—	713,274
Operating lease right-of-use assets	—	90,932	90,932
Liabilities
Other current liabilities	151,753	7,754	159,507
Other long-term liabilities	39,139	83,191	122,330
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
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU eliminates the current accounting models for convertible instruments that require separation of beneficial conversion features and cash conversion features into equity. The ASU simplifies the requirements for the equity classification of contracts in an entity’s own equity. Additionally, the ASU amends existing earnings-per-share, or EPS, guidance by requiring that an entity use the if-converted method when calculating diluted EPS for convertible instruments and requires a presumption of settlement in shares in the calculation of diluted EPS when a contract can be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted this ASU on January 1, 2021 using the modified retrospective method. The adoption of this ASU did not have a material impact to the consolidated financial statements and related disclosures.
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
•Churchill and the Churchill Sponsor entered into a letter agreement (the “Sponsor Agreement”), pursuant to which the Churchill Sponsor agreed that 17,250,000 shares of Churchill’s issued and outstanding common stock beneficially held by the Churchill Sponsor (the “Sponsor Earnback Shares”) and 14,783,333 private warrants beneficially held by the Churchill Sponsor (the “Sponsor Earnback Warrants”) to purchase shares of the Churchill’s common stock shall become subject to transfer restrictions and contingent forfeiture provisions upon the Closing of the Merger until Lucid’s stock price exceeded certain predetermined levels in the post-Merger period. Any such shares and warrants not released from these transfer restrictions during the earnback period, which expires on the fifth anniversary of the Closing, will be forfeited back to Lucid for no consideration. See Note 12 - Earnback Shares and Warrants for more information; and
•Churchill redeemed 21,644 public shares of Churchill’s Class A common stock at approximately $10.00 per share for an aggregate payment of $0.2 million.
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
In connection with the Closing of the Merger, the Company raised $4,439.2 million of gross proceeds, including the contribution of $2,070.1 million of cash held in Churchill’s trust account from its initial public offering along with $2,500.0 million of cash raised by Churchill in connection with the PIPE Investment and $0.4 million of cash held in the Churchill operating cash account. The gross proceeds were net of $0.2 million paid to redeem 21,644 shares of Churchill Class A common stock held by public stockholders and $131.4 million in costs incurred by Churchill prior to the Closing. The Company additionally incurred $38.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $36.2 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $2.7 million was expensed in the consolidated statements of operations. The total net cash proceeds to the Company were $4,400.3 million.
NOTE 4 – BALANCE SHEETS COMPONENTS
INVENTORY
Inventory as of December 31, 2021, and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$87,646	$661
Work in progress	30,641	70
Finished goods (1)	8,963	312
Total inventory	$127,250	$1,043
Inventory as of December 31, 2021 is primarily related to raw materials and work in progress related to the production of vehicles for sale. The inventory as of December 31, 2021 and 2020 also includes battery pack systems. We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the year ended December 31, 2021, we recorded write-downs of $48.9 million in cost of revenues. No write-downs were recorded in fiscal years 2020 and 2019.

(1) Finished goods inventory includes vehicles in transit to fulfill customer orders and new vehicles available for sale.
PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Land and land improvements	$1,050	$1,050
Building and improvements	195,952	—
Machinery, Tooling and Vehicles	601,791	28,830
Computer equipment and software	27,968	15,716
Leasehold improvements	135,533	47,187
Furniture and fixtures	15,352	4,503
Capital leases	—	3,908
Finance leases	13,601	—
Construction in progress	276,919	636,851
Total property, plant, and equipment	1,268,166	738,045
Less accumulated depreciation and amortization	(86,013)	(24,771)
Property, plant, and equipment — net	$1,182,153	$713,274
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

	December 31, 2021	December 31, 2020
Machinery and Tooling	$132,943	$414,529
Construction of Arizona plant	112,970	171,532
Leasehold improvements	31,006	50,790
Total construction in progress	$276,919	$636,851
Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019, was approximately $62.9 million, $10.2 million and $3.8 million, respectively.
OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities and long-term liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Engineering, design, and testing accrual	$33,950	$42,518
Construction in progress	92,590	43,115
Retail leasehold improvements accrual	15,796	6,114
Other professional services accrual	13,944	9,083
Tooling liability	23,966	15,243
Series B convertible preferred stock repurchase liability	—	3,000
Short-term insurance financing note	15,281	980
Operating lease liabilities, current portion	11,056	—
Other current liabilities	111,629	31,700
Total other current liabilities	$318,212	$151,753

	December 31, 2021	December 31, 2020
Deferred rent	$—	$28,881
Operating leases liabilities, net of current portion	185,323	—
Other long-term liabilities	3,252	10,258
Total other long-term liabilities	$188,575	$39,139
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

Level 1 investments consist solely of money market fund which is valued using quoted prices that are available in an active market. Level 2 investments consist solely of certificate of deposits. Level 3 liabilities consist of convertible preferred stock warrant liability and common stock warrant liability, in which the fair value was measured upon issuance and is remeasured at each reporting date. The valuation methodology and underlying assumptions are discussed further in Note 7 “Contingent Forward Contracts,” Note 8 “Convertible Preferred Stock Warrant Liability” and Note 9 “Common Stock Warrant Liability”.
The following table sets forth the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$6,102,017	$—	$—	$6,102,017
Total assets	$6,102,017	$—	$—	$6,102,017

Liabilities:
Common stock warrant liability	$—	$—	$1,394,808	$1,394,808
Total liabilities	$—	$—	$1,394,808	$1,394,808
The following table sets forth the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investment—
Certificates of deposit	$—	$505	$—	$505
Total assets	$—	$505	$—	$505

Liabilities:
Convertible preferred stock warrant liability	$—	$—	$2,960	$2,960
Total liabilities	$—	$—	$2,960	$2,960
A reconciliation of the contingent forward contract liability, convertible preferred stock warrant liability and common stock warrant liability measured and recorded at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Contingent Forward Contract Liability	Convertible Preferred Stock Warrant Liability	Common Stock Warrant Liability	Contingent Forward Contract Liability	Convertible Preferred Stock Warrant Liability
Fair value-beginning of period	$—	$2,960	$—	$30,844	$1,755
Issuance	2,167,332	—	812,048	793	—
Change in fair value	454,546	6,976	582,760	118,382	1,205
Settlement	(2,621,878)	(9,936)	—	(150,019)	—
Fair value-end of period	$—	$—	$1,394,808	$—	$2,960
NOTE 6 – LONG-TERM DEBT

2026 Notes

In December 2021, the Company issued an aggregate of $2,012.5 million principal amount of 1.25% convertible senior notes due in December 2026 (the “2026 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, at an issuance price equal to 99.5% of the principal amount of 2026 Notes. The 2026 Notes have been designated as green bonds, whose proceeds will be allocated in accordance with the Company’s green bond framework. The 2026 Notes were issued pursuant to and are governed by an indenture dated December 14, 2021, between the Company and U.S. Bank National Association as the trustee. The proceeds from the issuance of the 2026 Notes were $1,986.6 million, net of the issuance discount and debt issuance costs.

The 2026 Notes are unsecured obligations which bear regular interest at 1.25% per annum and will be payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at the Company’s election, at an initial conversion rate of 18.2548 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $54.78 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain dilutive events. The Company may redeem for cash all or any portion of the 2026 Notes, at the Company’s option, on or after December 20, 2024 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders may require the Company to repurchase the 2026 Notes upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.

Holders of the 2026 Notes may convert all or a portion of their 2026 Notes at their option prior to September 15, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•during any calendar quarter commencing after the quarter ending on March 31, 2022 (and only during such calendar quarter), if the Company’s common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of specified corporate events; or
•if the Company calls any or all 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption.

On or after September 15, 2026, the 2026 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2026 Notes who convert the 2026 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2026 Notes, or in connection with a redemption may be entitled to an increase in the conversion rate.

The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following is a summary of the 2026 Notes as of December 31, 2021 (in millions):

				Fair Value
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Amount	Level
1.25% convertible senior notes due in December 2026	$2,012.5	$25.7	$1,986.8	$1,984.6	Level 2

Interest expense related to the 2026 Notes was $1.4 million, including less than $0.2 million attributable to the amortization of the debt discounts and debt issuance costs and $1.2 million in contractual interest for the year ended December 31, 2021. The effective interest rate for the convertible note is 1.5%.

The 2026 Notes were not eligible for conversion as of December 31, 2021. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically.
NOTE 7 - CONTINGENT FORWARD CONTRACTS
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
In March 2020, the Company received $200.0 million in exchange for 82,496,092 shares of Series D convertible preferred shares as partial settlement of the Series D contingent forward contract liability and revalued the contingent forward contract liability to the then fair value of $36.4 million and reclassified $18.2 million of the contingent forward contract liability into Series D convertible preferred stock. In June 2020, upon satisfaction of the second set of milestones (refer to Note 10 “Convertible Preferred Stock”), the Company received the remaining $200.0 million in exchange for 82,496,121 shares of Series D convertible preferred stock as final settlement of the Series D contingent forward contract liability and revalued the contingent forward contracts liability to the then fair value of $39.6 million and reclassified the liability into Series D convertible preferred stock. The Series D contingent forward contract liability incurred a total fair value loss of $8.7 million during the year ended December 31, 2020. Since the Series D contingent forward contract liability was fully settled in June 2020, there was no related outstanding contingent forward contract liability as of December 31, 2020.
As discussed in Note 10 “Convertible Preferred Stock”, in September 2020, along with the execution of the Securities Purchase Agreement, the Company granted Ayar Third Investment Company (“Ayar”) the right to purchase the Company’s additional Series E convertible preferred stock upon the Company’s satisfaction of certain milestones in November 2020. The Company determined Ayar’s right to participate in future Series E convertible preferred stock financing to be freestanding similar to a derivative in the form of contingent forward contracts and recorded the initial valuation of $0.8 million into contingent forward contract liabilities.
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
Amendment No. 1 also allowed the Company to provide an opportunity to all current convertible preferred stockholders other than Ayar (“Eligible Holders”) to enter into the fourth closing to purchase up to 23,737,221 shares of Series E convertible preferred stock on a pro rata basis at $2.99 per share, aggregating to $71.0 million. In addition, the amendment allowed the Company to offer for purchase at the fourth closing at $2.99 per share, a number of Series E Preferred Stock to senior management employees, directors, consultants, advisors and/or contractors of the Company (“Additional Purchasers”) and Ayar. Refer to Note 10 - Convertible Preferred Stock.
In April 2021, the Company issued 66,909,408 Series E convertible preferred stock from the fourth closing at $2.99 per share for cash consideration of $200.0 million. The Company received $107.1 million of the total issuance proceeds in March 2021 and the remaining $92.9 million in April 2021. See Note 10 - Convertible Preferred Stock for more information.
The Company determined the right to participate in future Series E convertible preferred share financing to be a freestanding financial instrument similar to a derivative in the form of contingent forward contracts and recorded the initial valuation of $1,444.9 million and $722.4 million for the third closing and fourth closing, respectively, as contingent forward contract liabilities. Since the contingent forward contract liability related to the third closing was fully settled in the same month following the execution of the amendment, the Company recorded no related fair value remeasurements in the consolidated statements of operations.
The Company issued Offer Notices to certain of the Company’s management and members of the Board of Directors in March 2021 and April 2021. The Series E convertible preferred stock issued from the fourth closing included 3,034,194 shares to the Company’s management and 1,658,705 shares to members of the Board of Directors. The total issuance to the Company’s management included 535,275 shares offered to the CEO in April 2021. The offer to employees in the fourth closing to participate in future Series E convertible preferred stock financing represent a fully vested, equity classified award. The award’s full fair value on each recipient’s grant date was recorded as stock-based compensation, and the related contingent forward contract liability was derecognized. The Company revalued the contingent forward contract liability for the remaining participants and recorded $454.5 million fair value remeasurement loss related to the contingent forward contract liability for the year ended December 31, 2021. Final fair value of the contingent forward contract liability of $1.2 billion was reclassified into Series E convertible preferred stock upon the fourth closing in April 2021. There was no related outstanding contingent forward contract liability as of December 31, 2021.
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
NOTE 8 - CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY
In March and September 2017, the Company issued two convertible preferred stock warrants to purchase a total of 1,546,799 shares of Series D convertible preferred stock, with an exercise price of $1.94 per share. The convertible preferred stock warrants had been recorded at fair value using a Monte-Carlo simulation at issuance and had been subsequently remeasured to fair value each reporting period with the changes recorded in the consolidated statements of operations. As of December 31, 2020, 1,546,799 shares of the Warrants had been outstanding with a fair value of $1.94 per share, and aggregate fair value of $3.0 million.
The Company’s assumptions used in determining the fair value of convertible preferred stock warrants on December 31, 2020 were as follows:

December 31, 2020
Volatility	50.00%
Expected term (in years)	0.5 - 1.5
Risk-free rate	0.09 – 0.12%
Expected dividend rate	0.00%
In February 2021, all the outstanding warrants were settled in its entirety at an exercise price of $1.94 per share for an aggregate purchase price of $3.0 million. Upon final settlement, the Company converted the warrant into $12.9 million Series D convertible preferred stock, and recorded $7.0 million and $1.2 million losses related to fair value remeasurements of the warrants in the consolidated statements of operations for the year ended December 31, 2021 and 2020, respectively.
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
NOTE 9 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 private warrants to purchase shares of Lucid’s common stock. The private warrants were initially recognized as a liability with a fair value of $812.0 million. The private warrants remained unexercised and were remeasured to fair value of $1,394.8 million as of December 31, 2021, resulting in a loss of $582.8 million for the year ended December 31, 2021 recognized in the consolidated statements of operations.
The 44,350,000 private warrants included the 14,783,333 Sponsor Earnback Warrants subject to the contingent forfeiture provisions. The earnback triggering events were satisfied during the year ended December 31, 2021 such that the 14,783,333 Sponsor Earnback Warrants vested and are no longer subject to the transfer restrictions and contingent forfeiture provisions. See Note 12 - Earnback Shares and Warrants for more information.
The fair value of the private warrants that were subject to the contingent forfeiture provisions was initially estimated using a Monte-Carlo simulation to estimate a distribution of potential outcomes over the earnback period related to the achievement of the volume-weighted average trading sale price (the “VWAP”) thresholds. The present value of the payoff in each simulation is calculated, and the fair value of the liability is determined by taking the average of all present values. The fair value of the private warrants that were subject to the contingent forfeiture provisions were as follows:

July 23, 2021
Fair value of Tranche 1 with $20.00 VWAP threshold per share	$18.16
Fair value of Tranche 2 with $25.00 VWAP threshold per share	$18.07
Fair value of Tranche 3 with $30.00 VWAP threshold per share	$17.92

The fair value of the private warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and were as follows:

	December 31, 2021	July 23, 2021
Fair value of private warrants per share	$31.45	$18.44

Assumptions used in the Monte-Carlo simulation models and Black-Scholes option pricing model take into account the contract terms as well as the quoted price of the Company’s common stock in an active market. The volatility is based on the actual market activity of the Company’s peer group as well as the Company's historical volatility. The expected life is based on the remaining contractual term of the warrants, and the risk free interest rate is based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the warrants’ expected life. The level 3 fair value inputs used in the Monte-Carlo simulation models and Black-Scholes option pricing models were as follows:

	December 31, 2021	July 23, 2021
Volatility	85.00%	80.00%
Expected term (in years)	4.6	5.0
Risk-free rate	1.20%	0.72%
Dividend yield	—%	—%
NOTE 10 – CONVERTIBLE PREFERRED STOCK
Convertible Preferred Stock
Upon the Closing of the Merger, all 1,155,909,367 shares of issued and outstanding convertible preferred stock were cancelled and converted into 1,155,909,367 shares of Lucid common stock based upon the conversion rate as calculated pursuant to Legacy Lucid’s memorandum and articles of association at the date and time that the Merger became effective. As of December 31, 2021, there were no issued and outstanding shares of convertible preferred stock.
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
Fourth Company Repurchase (Series C - December 2020)
In December 2020, the Company entered into a Stock Repurchase Agreement with Blitz Technology Hong Kong Co. Limited (“Blitz”).

The Company agreed to repurchase 1,850,800 Series C convertible preferred stock from Blitz at a price of $1.21 per share, aggregating to $2.2 million. As the carrying amount of each share of Series C was $2.42 aggregating to $4.5 million in September 2020, the Company recognized $2.2 million as additional paid-in capital under stockholders’ deficit in the consolidated balance sheet as of December 31, 2020, related to the difference in fair value and carrying value of the Series C shares repurchased.
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
Series D Preferred Stock Issuance
In 2018, the Security Purchase Agreement with PIF granted PIF rights to purchase the Company’s Series D convertible stock at various tranches. The first tranche of $200.0 million had been issuable upon the approval of the PIF’s equity investment into the Company by CFIUS (refer to Note 7 – Contingent Forward Contracts). The second and third tranches of $400.0 million each had been issuable upon the Company’s satisfaction of certain milestones related to further development and enhancement in marketing, product, and administrative activities.
In April 2019, upon CFIUS’s approval of PIF’s equity investment into the Company, the Company received the first $200.0 million proceeds from PIF. In October 2019, the Company received additional $400.0 million upon achieving the first set of milestones. Together with the conversion of $272.0 million Convertible Notes and accrued interest, the Company issued 374,777,280 shares of Series D convertible preferred stock at a price of $2.33 per share, for net proceeds of approximately $872.0 million during the year ended December 31, 2019.
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
Series E Convertible Preferred Stock Issuance
In September 2020, the Company entered into an arrangement with Ayar to issue and sell Series E convertible preferred stock pursuant to a securities purchase agreement (the “SPAE”). Along with the execution of the SPAE, the Company granted Ayar the right to purchase additional Series E convertible preferred stock upon the Company’s satisfaction of certain milestones in November 2020. The Company determined Ayar’s right to participate in future Series E convertible preferred stock financing to be freestanding, similar to a derivative in the form of contingent forward contracts, and recorded the initial valuation of $0.8 million as a contingent forward contract liability. The contingent forward contract terms were included within the SPAE, which dictated a price of $2.99 per share of Series E convertible preferred stock. The Company needed to satisfy two sets of milestone conditions relating to further development and enhancement in marketing, product, and administrative activities for Ayar to provide funding under the SPAE.
Immediately upon closing of the SPAE, the Company received the full first tranche of $500.0 million in funding in exchange for 167,273,525 Series E convertible preferred stock as the requirement for the first milestones were met prior to execution of the purchase agreement.

Subsequently, the Company successfully satisfied certain of the second set of milestones and received a waiver from PIF for the remaining milestones; and on December 24, 2020, the investor provided $400.0 million of funding in exchange for 133,818,821 shares as the final issuance of Series E convertible preferred stock related to the second milestones. Upon final settlement, the Company re-valued the liability associated with the contingent forward contract to the then fair value of $110.5 million from a contingent liability of $0.8 million and derecognized the liability as the contract was settled in its entirety. The Company recognized the increase in fair value of $109.7 million in the consolidated statements of operations and reclassified the liability into convertible preferred stock on the Company’s consolidated balance sheets as of December 31, 2020.
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
In April 2021, the Company issued 66,909,408 Series E convertible preferred stock from the fourth closing at $2.99 per share for cash consideration of $200.0 million. The Company received $107.1 million of the entire cash consideration in March 2021, and the remaining $92.9 million in April 2021. The Company issued Offer Notices to certain of the Company’s management and members of the Board of Directors in March 2021 and April 2021. The Series E convertible preferred stock issued from the fourth closing included 3,034,194 shares to the Company’s management and 1,658,705 shares to members of the Board of Directors. The total issuance to the Company’s management includes 535,275 shares offered to the CEO in April 2021. The offer to employees to participate in a future Series E convertible preferred stock financing represented a fully vested, equity classified award. The excess of the award’s fair value over the purchase price of $123.6 million on each recipient’s grant date during the year ended December 31, 2021 was recorded as stock-based compensation.
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
Voting Rights—Until the Closing Date, the holders of Series A, Series B, Series C, Series D and Series E convertible preferred stock had been entitled to the number of votes equal to the number of common stock into which such convertible preferred stock had been convertible, and with respect to such vote, such holder had been entitled to full voting rights and powers equal to the voting rights and powers of the holders of common stock, and had been entitled, notwithstanding any provision hereof, to notice of any shareholders’ meeting in accordance with our bylaws. The holders of convertible preferred stock and the holders of common stock had been entitled to vote together and not as separate classes.
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
NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2021, there were no issued and outstanding shares of preferred stock.
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

During the year ended December 31, 2021, an aggregate of 41,034,197 public warrants were exercised, of which 25,966,976 were exercised on a cashless basis. The aggregate cash proceeds received from the exercise of these public warrants were $173.3 million. The Company redeemed the remaining 365,803 public warrants that were not exercised by the holders at a redemption price of $0.01 per warrant.
A summary of activity of the Company’s issued and outstanding public warrants is as follows:

December 31, 2021
Public warrants issued in connection with Merger on July 23, 2021	41,400,000
Number of public warrants exercised	(41,034,197)
Public warrants redeemed	(365,803)
Issued and outstanding public warrants as of December 31, 2021	—
Treasury Stock

In October 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of December 31, 2021 and 2020, are as follows:

	December 31, 2021	December 31, 2020
Convertible preferred stock (on an as-converted basis)	—	957,159,704
Convertible preferred stock warrant (on an as-converted basis)	—	1,546,799
Private warrants to purchase common stock	44,350,000	—
Stock options outstanding	64,119,902	70,675,318
Restricted stock units outstanding	48,234,611	—
Shares available for future grants under equity plans	16,761,960	10,526,235
If-converted common shares from convertible note	36,737,785	—
Total shares of common stock reserved	210,204,258	1,039,908,056
NOTE 12 – EARNBACK SHARES AND WARRANTS
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
The earnback triggering events related to achieving a volume-weighted average trading sale price greater than or equal to $20.00, $25.00, and $30.00, respectively, for any 40 trading days within any 60 consecutive trading day period were satisfied on September 29, 2021, December 8, 2021, and December 23, 2021, respectively. As a result, the 17,250,000 Sponsor Earnback Shares of issued and outstanding common stock and 14,783,333 Sponsor Earnback Warrants of issued and outstanding private warrants were vested and no longer subject to the transfer restrictions and contingent forfeiture provisions.

NOTE 13 – STOCK-BASED AWARDS
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
The ESPP Addendum authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. The offering dates and purchase dates for the ESPP Addendum are determined at the discretion of the Company’s board of directors. During the year ended December 31, 2021, the Company has launched its ESPP Addendum. The stock-based compensation expense recognized during the year ended December 31, 2021 was immaterial.
The number of shares of common stock that remain available for issuance under the 2021 Incentive Plan, including the ESPP Addendum, was 16,761,960 as of December 31, 2021.
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

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance—December 31, 2019	69,305,845	$0.60	6.3	$21,236
Options granted	23,820,351	1.16
Options exercised	(7,502,955)	0.43
Options canceled	(14,947,923)	0.44
Balance—December 31, 2020	70,675,318	$0.84	7.8	$118,155
Options granted	8,402,925	2.85
Options exercised	(11,076,026)	0.74
Options canceled	(3,882,315)	1.55
Balance—December 31, 2021	64,119,902	$1.08	6.6	$2,370,666
Options vested and exercisable December 31, 2021	42,924,175	$0.79	5.6	$1,599,512
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of common shares. The aggregate intrinsic value of options exercised was approximately $206.7 million, $8.3 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The total fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019, was approximately $24.0 million, $14.8 million and $13.9 million, respectively, which is recognized over the respective vesting periods. The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019, was approximately $6.2 million, $3.9 million and $6.9 million, respectively.
The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the assumptions the Company utilized to record compensation expense for stock options granted during the year ended December 31, 2021, 2020 and 2019, is as follows:

	Year ended December 31,
	2021	2020	2019
Weighted average volatility	48.4%	59.0%	42.8%
Expected term (in years)	6.6	5.9	5.5
Risk-free interest rate	1.45%	0.75%	2.11%
Expected dividends	$—	$—	$—
Restricted Stock Unit
A summary of RSU award activity is as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2020	—	—	—	$—
Granted	34,067,889	16,024,411	50,092,300	20.52
Vested	(1,068,049)	—	(1,068,049)	21.13
Cancelled/Forfeited	(789,640)	—	(789,640)	24.84
Nonvested balance as of December 31, 2021	32,210,200	16,024,411	48,234,611	$20.45

Time-based RSUs vest based on a performance condition and a service condition. The performance condition was satisfied upon the Closing of the Merger, and the service condition will be met generally over 4.0 years. The Company granted 13,834,748 shares of the time-based RSUs to the CEO that will vest in sixteen equal quarterly installments subject to continuous employment. The vesting of the time-based awards began on December 5, 2021. The service condition for 25% of the Company’s non-CEO RSUs will be satisfied 375 days after the Closing. The remaining RSUs will be satisfied in equal quarterly installments thereafter, subject to continuous employment. The fair value of these time-based RSUs was measured using the fair value of the Company’s common stock on the date of the grant, as based on the market price of Churchill’s stock adjusted for the expected exchange ratio at the time, and discounted for lack of marketability. The total fair value of RSUs vested during the year ended December 31, 2021 were $50.5 million. There are no RSU vested for the years ended 2020 and 2019.
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
As of December 31, 2021, none of the market capitalization goals had been achieved. The Company recognizes compensation expense on a graded vesting schedule over the requisite vesting period for the time-based awards and over the derived service period for the CEO performance RSUs. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. In January 2022, the market capitalization condition was met for four of the five tranches, representing an aggregate of 13,934,271 performance RSUs. The vesting of these four tranches is subject to continuous service, and review and certification by the Board of Directors. As of December 31, 2021, the unamortized expense related to these four tranches amounted to

$85.4 million which would be recognized as a stock-based compensation expense upon vesting. As of December 31, 2021, the unamortized expense for the fifth tranche, representing 2,090,140 RSUs, was $19.6 million and will be recognized over a period of 1.1 years.
Stock-Based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the year ended December 31, 2021, 2020 and 2019, is classified in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$8,737	$213	$443
Research and development	137,303	3,724	4,770
Selling, general and administrative	370,717	677	2,506
Total	$516,757	$4,614	$7,719
Total stock-based compensation expense for the year ended December 31, 2021 includes $383.2 million stock-based compensation expense related to the RSUs. The year ended December 31, 2021 also includes $123.6 million stock-based compensation expense related to the Series E convertible preferred stock issuances in March 2021 and April 2021. Refer to Note 7 “Contingent Forward Contracts” and Note 10 “Convertible Preferred Stock” for more information.
The unamortized stock-based compensation related to awards that are not vested was $638.0 million as of December 31, 2021, and weighted average remaining amortization period as of December 31, 2021 was 2.5 years.
NOTE 14 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide. The Company has determined if an arrangement is a lease, or contains a lease, including embedded leases, at inception and records the leases in the Company’s financial statements upon later of ASC 842 adoption date of January 1, 2021, or lease commencement, which is the date when the underlying asset is made available for use by the lessor.
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

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s consolidated balance sheet (in thousands):

As of December 31, 2021
Operating leases:
Operating lease right-of-use assets	$161,974

Other current liabilities	$11,056
Other long-term liabilities	185,323
Total operating lease liabilities	$196,379

Finance leases:
Property, plant and equipment, net	10,567
Total finance lease assets	$10,567

Finance lease liabilities, current portion	$4,183
Finance lease liabilities, net of current portion	6,083
Total finance lease liabilities	$10,266
The components of lease expense are as follows within the Company’s consolidated statement of operations (in thousands):

Year Ended December 31, 2021
Operating lease expense:
Operating lease expense (1)	$31,097
Variable lease expense	2,406

Finance lease expense:
Amortization of leased assets	$3,020
Interest on lease liabilities	460
Total finance lease expense	$3,480
Total lease expense	$36,983
(1)Includes short-term leases, which are immaterial.
Other information related to leases where the Company is the lessee is as follows:

As of December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	7.8
Finance leases	2.5

Weighted-average discount rate:
Operating leases	10.98%
Finance leases	5.58%

Supplemental cash flow information related to leases where the Company is the lessee is as follows (in thousands):

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,019
Operating cash flows from finance leases (interest payments)	460
Financing cash flows from finance leases	3,088
Leased assets obtained in exchange for new operating lease liabilities	84,078
Leased assets obtained in exchange for new finance lease liabilities	9,693
As of December 31, 2021, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$32,075	$4,628
2023	38,898	4,275
2024	39,346	1,674
2025	38,525	210
2026	34,791	196
Thereafter	117,215	—
Total minimum lease payments	300,850	10,983
Less: Interest	(104,471)	(717)
Present value of lease obligations	196,379	10,266
Less: Current portion	11,056	4,183
Long-term portion of lease obligations	$185,323	$6,083
Under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$25,490	$1,729
2022	28,837	1,547
2023	27,633	1,174
2024	28,207	9
2025	27,474	—
Thereafter	116,155	—
Total minimum lease payments	$253,796	4,459
Less: Interest		(1,202)
Present value of lease obligations		3,257
Less: Current portion		(1,261)
Long-term portion of lease obligations		$1,996
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2021, and 2020, the Company had $286.0 million and $406.1 million in commitments related to the Arizona manufacturing plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of December 31, 2021 and 2020.

The Company entered into a non-cancellable purchase commitment to purchase battery cells over the next 4 years. Battery cell costs can fluctuate from time to time based on, among other things, supply and demand, costs of raw materials, and purchase volumes. The estimated purchase commitment as of December 31, 2021 is as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2022	$201,080
2023	201,080
2024	201,080
2025	201,080
Total	$804,320
Legal Matters
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.
Beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-9323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the Complaint will be successful or that it will avoid liability in these matters.
On December 3, 2021, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting the production of certain documents related to an investigation by the SEC. Although there is no assurance as to the scope or outcome of this matter, the investigation appears to concern the business combination between the Company (f/k/a Churchill Capital Corp. IV) and Atieva, Inc. and certain projections and statements. The Company is cooperating fully with the SEC in its review.
At this time, the Company does not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, including the matters referenced above, to be material to the Company’s business or likely to result in a material adverse effect on its future operating results, financial condition or cash flows should such proceedings be resolved unfavorably.
On January 26, 2022, a purported shareholder of the Company filed a shareholder derivative action, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California federal court, captioned Sahr Lebbie v. Churchill Capital Corporation IV, et al., 4:22-cv-00531-SK (N.D. Cal.). The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the Consolidated Class Action, the complaint asserts claims for unjust enrichment, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets and a claim for contribution under Sections 10(b) and 21D of the Exchange Act in connection with the Consolidated Class Action. The Complaint seeks compensatory damages, interest thereon, certain corporate governance reforms, and attorneys’ fees and expenses. The Company is advancing defendants’ fees and expenses incurred in their defense of the action.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases and utilities infrastructure in the amount of $30.4 million and $15.5 million as of December 31, 2021 and 2020, respectively, for which no liabilities are recorded on the consolidated balance sheets.
NOTE 16 - INCOME TAXES
The components of loss before income taxes for the years ended December 31, 2021, 2020 and 2019, are as follows (in thousands):

	2021	2020	2019
Loss subject to domestic income taxes	$(2,580,324)	$(719,636)	$(277,244)
Income (loss) subject to foreign income taxes	612	68	(90)
	$(2,579,712)	$(719,568)	$(277,334)
The Company recorded an income tax provision/(benefit) of $49 thousand, $(188) thousand and $23 thousand in connection with its domestic, state, and foreign subsidiaries for the years ended December 31, 2021, 2020, and 2019, respectively, as follows (in thousands):

	2021	2020	2019
Current
Federal	$18	$—	$—
State	4	5	—
Foreign	27	(193)	23
Total current tax expense (benefit)	$49	$(188)	$23
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense (benefit)	$—	$—	$—
Total income tax expense (benefit)	$49	$(188)	$23
The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(2.9)	(0.2)	(0.2)
Mark-to-market adjustment	(8.5)	(3.4)	(1.1)
Nondeductible expenses	(0.3)	(0.1)	(0.8)
Tax credits	0.7	2.8	1.9
Change in valuation allowance	(10.0)	(20.1)	(20.8)
Provision for income taxes	—%	—%	—%

The effective tax rate was 0.0% for the years ended December 31, 2021, 2020 and 2019. The amount of income tax expense (benefit) differs from the expected benefit due to the impact of the U.S. valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2021 and 2020, are as follows (in thousands):

	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$519,410	$265,799
Tax credit carryforwards	71,783	40,454
Stock-based compensation expense	22,559	2,554
Depreciation	(20,180)	499
Accrued compensation and vacation	3,774	2,498
Interest	—	489
Tenant improvement allowance	—	8,777
Accruals and reserves	59,894	39,502
Lease Liability	52,592	—
Right-of-use assets	(41,707)	—
Other	4,773	1
Total net deferred tax assets	672,898	360,573
Valuation allowance	(672,898)	(360,573)
Net deferred tax assets	—	—
Net deferred tax assets (liabilities)	$—	$—
The Company does not provide deferred tax liabilities when it intends to reinvest earnings of its foreign subsidiaries indefinitely. As of December 31, 2021, and 2020, the Company has no undistributed earnings from its foreign subsidiaries.
A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence.
Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, as of December 31, 2021 and 2020, the Company provided a full valuation allowance against its U.S. and state deferred tax assets. The valuation allowance for deferred tax assets was $672.9 million and $360.6 million, as of December 31, 2021 and 2020, respectively. The valuation allowance on our net deferred taxes increased by $312.3 million and increased by $185.8 million during the years ended December 31, 2021 and 2020, respectively.
The Company had federal, state, and foreign net operating loss carryforwards of approximately $2,003.0 million, $922.7 million, and $2.0 million, respectively, as of December 31, 2021, which will begin to expire at various dates beginning in 2022, if not utilized. The Company also had federal and state tax research and development tax credit carryforwards of approximately $80.5 million and $63.1 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in 2034, if not utilized. The state research and development tax credit carryforwards do not expire.
The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and certain credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and certain credits may be limited as prescribed under.
Internal Revenue Code Section 382, which provide for limitations on net operating losses carryforwards and certain built in losses following ownership changes, and Section 383, which provides for special limitations on certain excess credits, etc. (collectively, “IRC Section 382”). Utilization of the carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions, resulting in a reduction in the gross deferral tax assets before considering the valuation allowance. We have completed a formal Section 382 study of our equity transactions through December 31, 2020. The study determined that we experienced an “ownership change” in 2016, and we will not be able to utilize approximately $12 million of our gross U.S. federal NOL and $15 million of gross U.S. federal research and development tax credit (or $3 million in net credit) carryforwards.
The Company files U.S., state, and foreign income tax returns with varying statutes of limitations. The federal, state, and foreign returns statute of limitations remains open for tax years from 2008 and thereafter. There are currently no income tax audits underway by U.S., state, or foreign tax authorities.

Uncertain Tax Positions
As of December 31, 2021, 2020, and 2019, the total amount of unrecognized tax benefits was approximately $72.3 million, $42.9 million, and $20.6 million, respectively, of which $0.5 million, $2.6 million and $2.6 million, if recognized for respective periods, would favorably impact the Company's effective tax rate. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits within the next 12 months.
The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Unrecognized benefit—beginning of period	$42,894	$20,635	$11,647
Gross increases—prior-period tax positions	—	21	4
Gross decreases—prior-period tax positions	—	(2)	—
Gross increases—current-period tax positions	31,336	22,382	8,995
Gross decrease—current-period tax positions	—	—	(11)
Statute lapse	(1,900)	(142)	—
Unrecognized benefit—end of period	$72,330	$42,894	$20,635
Related to the unrecognized tax benefits above, the Company recognized interest expense and penalty expense as part of income tax expenses in the consolidated statements of operations according to the following table (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense	$—	$(45)	$16
Penalty expense	(3)	(20)	1
As of December 31, 2021, the Company has recognized a liability for interest expense and penalties of $60 thousand and $7 thousand, respectively, which is included within income tax liabilities in the consolidated balance sheet.
On February 9, 2022, the California governor signed into law the 2022 Budget Act, which restores net operating losses deduction and eliminates the $5.0 million annual cap on research credit, effective for tax years beginning 2022. The Company is continuing to assess the 2022 Budget Act, but currently does not expect any material impact to the consolidated financial statements.
NOTE 17 - NET LOSS PER SHARE
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

Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(2,579,761)	$(719,380)	$(277,357)
Deemed contribution related to repurchase of Series B convertible preferred stock	—	1,000	—
Deemed contribution related to repurchase of Series C convertible preferred stock	—	12,784	7,935
Deemed dividend related to the issuance of Series E convertible preferred stock	(2,167,332)	—	—
Net loss attributable to common stockholders	$(4,747,093)	$(705,596)	$(269,422)

Weighted-average shares outstanding—basic and diluted	740,393,759	24,825,944	20,595,229

Net loss per share:
Basic and diluted	$(6.41)	$(28.42)	$(13.08)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Year Ended December 31,
Excluded Securities	2021	2020	2019
Convertible preferred stock (on an as-converted basis)	—	957,159,704	502,582,535
Convertible preferred stock warrants (on an as-converted basis)	—	1,546,799	1,546,799
Private warrants to purchase common stock	44,350,000	—	—
Options outstanding to purchase common stock	64,119,902	70,675,318	69,305,845
RSUs outstanding	32,210,200	—	—
If-converted common shares from convertible note	36,737,785	—	—
Total	177,417,887	1,029,381,821	573,435,179
The 16,024,411 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market conditions have not been satisfied as of December 31, 2021.
NOTE 18 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contribution to the 401(k) Plan for the years ended December 31, 2021, 2020 and 2019.
NOTE 19 - RELATED PARTY TRANSACTIONS
Professional Services Contract

In December 2021, we entered into an agreement with The Klein Group, LLC (“Klein”), the affiliate of Churchill Sponsor IV LLC who owns more than 5% of our common stock. Pursuant to the agreement, Klein will provide strategic advice and assistance in connection with capital markets and other strategic matters. We have made payments under the agreement of approximately $2.3 million in the aggregate in 2021.

NOTE 20 - SUBSEQUENT EVENTS
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2021, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the consolidated financial statements.

International Manufacturing Expansion
On February 27, 2022, the Company announced that it has selected King Abdullah Economic City (“KAEC”) in the Kingdom of Saudi Arabia as the location of its first international manufacturing plant and signed related agreements with the Ministry of Investment of Saudi Arabia, the Saudi Industrial Development Fund, and the Economic City at KAEC. Lucid estimates that the location of its first international manufacturing plant in the Kingdom of Saudi Arabia may result in up to $3.4 billion of value to Lucid over 15 years. Construction of the plant is expected to start in the first half of 2022 and at its peak, the Company expects the KAEC facility to manufacture up to 150,000 vehicles per year. The operations at the new plant would initially consist of re-assembly of Lucid Air vehicle “kits” pre-manufactured in the U.S. and, over time, production of complete vehicles. The new manufacturing plant will be fully owned by the Company.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Limitations on the Effectiveness of Controls
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Internal Control Over Financial Reporting
As discussed elsewhere in this Annual Report on Form 10-K, we completed a Merger on July 23, 2021 pursuant to which we acquired Legacy Lucid and its subsidiaries. Prior to the Transaction, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Transaction were insignificant compared to those of the consolidated entity post-Transaction. Management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2021, management completed several changes to its internal control over financial reporting and remediated the previously reported material weaknesses. The following internal controls changes were made to the Company’s internal control over financial reporting:
–Hired additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting, including our VP of Accounting and Principal Accounting Officer
–Designed and implemented effective processes and controls to prevent payment to unverified vendors
–Designed and implemented security management and change management controls over IT systems, including adjusting user access levels and implementing external logging of activity and periodic review of such logs; and
–Designed and implemented, including engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of Lucid’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Other than as described above, there were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, we are continually monitoring the COVID-19 pandemic and any potential impact to our internal controls.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after
December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation.

The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this Annual Report are listed in Item 8 of this Annual Report.
(a)(2)	No financial statement schedules are required to be filed as part of this Annual Report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Annual Report or is not required to be filed as the information is not applicable.
(a)(3)	The exhibits listed on the Exhibit Index to this Annual Report are incorporated herein by reference.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Air Merger Sub, Inc., and Atieva, Inc.	8-K	001-39408	July 26, 2021	2.1

3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39408	July 26, 2021	3.1

3.2	Amended and Restated Bylaws	8-K	001-39408	July 26, 2021	3.2

4.1	Specimen Class A Common Stock Certificate of Lucid Group, Inc.	8-K	001-39408	July 26, 2021	4.1

4.2	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3)	S-1	333-239856	July 27, 2020	4.3

4.3	Warrant Agreement, dated July 29, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp IV	S-1	333-239856	July 27, 2020	4.4

4.4	Indenture, dated as of December 14, 2021, between Lucid Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-39408	December 9, 2021	4.1

4.5	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.5)	8-K	001-39408	December 9, 2021	4.2

4.6	Description of Registrant’s Securities					X

10.1	Form of Repurchase Agreement, dated as of October 8, 2021, between Lucid Group, Inc. and each signatory thereto	10-Q	001-39408	November 15, 2021	10.1

10.2^	Form of Indemnification Agreement	S-4	333-254543	June 11, 2021	10.22

10.3^	Lucid Group, Inc. 2021. Performance Bonus Plan	8-K	001-39408	July 26, 2021	10.25

10.4^	Lucid Group, Inc. 2021 Executive Severance Benefit Plan and Summary Plan Description	8-K	001-39408	July 26, 2021	10.26

10.5^	Form of Participation Agreement under the Lucid Group, Inc. 2021 Executive Severance Benefit Plan	8-K	001-39408	July 26, 2021	10.27

10.6^	Lucid Group, Inc. 2021 Stock Incentive Plan (including the Lucid Group, Inc. 2021 Employee Stock Purchase Plan, attached thereto)	S-4	333-254543	June 11, 2021	10.5

10.7	Investor Rights Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Ayar Third Investment Company, Churchill Sponsor IV LLC and the other parties named therein	8-K	001-39408	February 22, 2021	10.1

10.8	Form of Subscription Agreement	8-K	001-39408	February 22, 2021	10.2

10.9	Amended and Restated Sponsor Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Churchill Sponsor IV LLC, and Michael Klein, Lee Jay Taragin, Glenn R. August, William J. Bynum, Bonnie Jonas, Mark Klein, Malcom S. McDermid and Karen G. Mills	8-K	001-39408	February 22, 2021	10.3

10.10	Promissory Note, dated as of February 22, 2021, by and between Churchill Capital Corp IV and Churchill Sponsor IV LLC	8-K	001-39408	February 22, 2021	10.4

10.11^	Form of Option Agreement under the Lucid Group, Inc. 2021 Stock Incentive Plan	S-4	333-254543	June 11, 2021	10.6

10.12^	Form of RSU Agreement under the Lucid Group, Inc. 2021 Stock Incentive Plan	S-4	333-254543	June 11, 2021	10.7

10.13^	Atieva, Inc. 2009 Share Plan	S-4	333-254543	June 11, 2021	10.8

10.14^	Form of Amended and Restated Notice of Share Option Grant under the Atieva, Inc. 2009 Share Plan	S-4	333-254543	June 11, 2021	10.9

10.15^	Atieva, Inc. 2014 Share Plan, as amended January 11, 2021	S-4	333-254543	June 11, 2021	10.10

10.16^	Form of Amended and Restated Notice of Share Option Grant under the Atieva, Inc. 2014 Share Plan	S-4	333-254543	June 11, 2021	10.11

10.17^	Atieva, Inc. 2021 Stock Incentive Plan, as amended February 22, 2021	S-4	333-254543	June 11, 2021	10.12

10.18^	Form of Stock Option Agreement under the Atieva, Inc. 2021 Stock Incentive Plan	S-4	333-254543	June 11, 2021	10.13

10.19^	Form of RSU Agreement under the Atieva, Inc. 2021 Stock Incentive Plan	S-4	333-254543	June 11, 2021	10.14

10.20^	Form of RSU Agreement under the Atieva, Inc. 2021 Stock Incentive Plan (for Rule 144 Affiliates)	S-4	333-254543	June 11, 2021	10.15

10.21^	Atieva USA, Inc. Severance Benefit Plan	S-4	333-254543	June 11, 2021	10.16

10.22	Lease and Option to Purchase between Pinal County, as landlord, and Atieva USA, Inc., as tenant, dated December 20, 2018	S-4	333-254543	June 11, 2021	10.18

10.23	Lease by and between CADC Partners, LLC and Atieva USA, Inc., dated January 17, 2020	S-4	333-254543	June 11, 2021	10.19

10.24^	Transaction Bonus Letter Agreement, dated March 29, 2021	S-4	333-254543	June 11, 2021	10.23

10.25^	Notice of Restricted Stock Unit Grant, dated March 27, 2021	S-4	333-254543	June 11, 2021	10.24

10.26^	Offer of Employment to Sherry House, dated April 1, 2021	S-4	333-254543	June 11, 2021	10.25

10.27^	Offer of Employment to Gagan Dhingra, dated October 29, 2021					X

14.1	Code of Business Conduct and Ethics of Lucid Group, Inc.	8-K	001-39408	July 26, 2021	14.1

21.1	List of Significant Subsidiaries of Lucid Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
^    Indicates management contract or compensatory plan
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: February 28, 2022	By:	/s/ Sherry House
Name: Sherry House
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 28, 2022	By:	/s/ Peter Rawlinson
Name: Peter Rawlinson
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2022	By:	/s/ Sherry House
Name: Sherry House
Title: Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2022	By:	/s/ Gagan Dhingra
Name: Gagan Dhingra
Title: Principal Accounting Officer

Date: February 28, 2022	By:	/s/ Andrew Liveris
Name: Andrew Liveris
Title: Director

Date: February 28, 2022	By:	/s/ Turqi Alnowaiser
Name: Turqi Alnowaiser
Title: Director

Date: February 28, 2022	By:	/s/ Glenn R. August
Name: Glenn R. August
Title: Director

Date: February 28, 2022	By:	/s/ Nancy Gioia
Name: Nancy Gioia
Title: Director

Date: February 28, 2022	By:	/s/ Frank Lindenberg
Name: Frank Lindenberg
Title: Director

Date: February 28, 2022	By:	/s/ Nichelle Maynard-Elliott
Name: Nichelle Maynard-Elliott
Title: Director

Date: February 28, 2022	By:	/s/ Tony Posawatz
Name: Tony Posawatz
Title: Director

Date: February 28, 2022	By:	/s/ Janet S. Wong
Name: Janet S. Wong
Title: Director