Form 10-Q
period 2022-03-31
Lucid Group, Inc.
filed 2022-05-05
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at April 29, 2022: 1,667,840,573

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate, including estimates and forecasts of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches and production volumes, future strategies and products, including with respect to energy storage systems and automotive partnerships, manufacturing capabilities and facilities, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our go-to-market strategy and our financial and operating guidance, future capital expenditures and other operating expenses, future market launches and international expansion, including our planned manufacturing facility in Saudi Arabia and related timing and value to Lucid, and our needs for additional financing. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, market, financial, political and legal conditions, including the ongoing conflict between Russia and Ukraine;
•risks related to the timing of expected business milestones and commercial product launches, including our ability to mass produce the Lucid Air and complete the tooling of our manufacturing facility;
•risks related to the expansion of our manufacturing facility, the construction of new manufacturing facilities and the increase of our production capacity;
•risks related to our supply chain and our ability to complete the tooling of our manufacturing facilities over time and scale production of the Lucid Air and other vehicles;
•risks related to the construction of new manufacturing facilities and the increase of our production capacity;
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
•risks related to potential vehicle recalls;
•our ability to establish our brand, and capture additional market share, and the risks associated with negative press or reputational harm;
•future changes to vehicle specifications which may impact performance, pricing, and other expectations;
•our ability to manage expenses;
•the outcome of any potential litigation, government and regulatory proceedings, investigations and inquiries;
•the impact of the global COVID-19 pandemic on our supply chain, projected results of operations, financial performance or other financial metrics, or on any of the foregoing risks; and
•other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (the “SEC”).
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
Frequently Used Terms
Unless otherwise stated in Item I. Financial Statements and accompanying footnotes, or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,391,844	$6,262,905
Accounts receivable, net	867	3,148
Inventory	333,906	127,250
Prepaid expenses	42,325	70,346
Other current assets	95,489	43,328
Total current assets	5,864,431	6,506,977
Property, plant and equipment, net	1,327,544	1,182,153
Right-of-use assets	166,625	161,974
Other noncurrent assets	43,240	30,609
TOTAL ASSETS	$7,401,840	$7,881,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,440	$41,342
Accrued compensation	28,757	32,364
Finance lease liabilities, current portion	4,485	4,183
Other current liabilities	412,258	318,212
Total current liabilities	511,940	396,101
Finance lease liabilities, net of current portion	6,039	6,083
Common stock warrant liability	871,478	1,394,808
Long-term debt	1,988,047	1,986,791
Other long-term liabilities	194,867	188,575
Total liabilities	3,572,371	3,972,358
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 1,667,597,533 and 1,648,413,415 shares issued and 1,666,739,708 and 1,647,555,590 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	167	165
Additional paid-in capital	9,997,176	9,995,778
Treasury stock, at cost, 857,825 shares at March 31, 2022 and December 31, 2021	(20,716)	(20,716)
Accumulated deficit	(6,147,158)	(6,065,872)
Total stockholders' equity	3,829,469	3,909,355
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,401,840	$7,881,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$57,675	$313

Costs and expenses
Cost of revenue	245,970	85
Research and development	186,076	167,369
Selling, general and administrative	223,159	131,652
Total cost and expenses	655,205	299,106

Loss from operations	(597,530)	(298,793)

Other income (expense), net:
Change in fair value of forward contracts	—	(442,164)
Change in fair value of convertible preferred stock warrant liability	—	(6,976)
Change in fair value of common stock warrant liability	523,330	—
Interest expense, net	(7,705)	(5)
Other income (expense), net	942	(10)
Total other income (expense), net	516,567	(449,155)
Loss before provision for income taxes	(80,963)	(747,948)
Provision for income taxes	323	4
Net loss and comprehensive loss	(81,286)	(747,952)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	(2,167,333)
Net loss attributable to common stockholders	(81,286)	(2,915,285)
Weighted average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	1,654,322,379	32,650,874
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(89.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
Unaudited
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three Months Ended March 31, 2022	Shares	Amount	Shares(1)	Amount
Balance as of January 1, 2022	—	$—	1,647,555,590	$165	$9,995,778	$(20,716)	$(6,065,872)	$3,909,355
Net loss	—	—	—	—	—	—	(81,286)	(81,286)
Issuance and sale of common stock for tax withholdings of employee RSUs	—	—	—	—	(182,265)	—	—	(182,265)
Issuance of common stock upon vesting of employee RSUs	—	—	7,081,008	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	12,103,110	1	9,113	—	—	9,114
Stock-based compensation	—	—	—	—	174,551	—	—	174,551
Balance as of March 31, 2022	—	$—	1,666,739,708	$167	$9,997,176	$(20,716)	$(6,147,158)	$3,829,469

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three Months Ended March 31, 2021	Shares(1)	Amount	Shares(1)	Amount
Balance as of January 1, 2021	957,159,704	$2,494,076	28,791,702	$3	$38,113	$—	$(1,356,893)	$(1,318,777)
Net loss	—	—	—	—	—	—	(747,952)	(747,952)
Repurchase of Series B convertible preferred stock	(3,525,365)	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	1,546,799	12,936	—	—	—	—	—	—
Issuance of Series E convertible preferred stock	133,818,821	1,844,886	—	—	(38,115)	—	(2,129,217)	(2,167,332)
Stock-based compensation related to Series E convertible preferred stock	—	102,913	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	6,897,516	—	4,316	—	—	4,316
Stock-based compensation	—	—	—	—	1,882	—	—	1,882
Balance as of March 31, 2021	1,088,999,959	$4,454,811	35,689,218	$3	$6,196	$—	$(4,234,062)	$(4,227,863)

The accompanying notes are an integral part of these condensed consolidated financial statements.

______________________________________________________________

(1) The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger. See Note 1 - Description of Business and Note 3 - Reverse Capitalization for more information.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(81,286)	$(747,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,242	4,919
Amortization of insurance premium	7,499	—
Non-cash operating lease cost	4,104	6,296
Stock-based compensation	174,551	104,795
Loss on disposal of property and equipment	—	56
Amortization of debt discounts and issuance costs	1,255	—
Write-down of inventory	96,366	—
Change in fair value of contingent forward contract liability	—	442,164
Change in fair value of preferred stock warrant liability	—	6,976
Change in fair value of common stock warrant liability	(523,330)	—
Changes in operating assets and liabilities:
Accounts receivable	2,281	(378)
Inventory	(303,022)	(5,267)
Prepaid expenses	20,523	(3,782)
Other current assets	(49,625)	(544)
Other noncurrent assets and security deposit	(11,175)	(2,899)
Accounts payable	5,713	(14,544)
Accrued compensation	(3,607)	3,646
Operating lease liability	(3,099)	(4,099)
Other liabilities and accrued liabilities	128,060	(11,124)
Other long-term liabilities	1,901	3,011
Net cash used in operating activities	(494,649)	(218,726)
Cash flows from investing activities:
Purchases of property, equipment, and software	(185,082)	(94,779)
Net cash used in investing activities	(185,082)	(94,779)
Cash flows from financing activities:
Payment for short-term insurance financing note	(12,949)	—
Payment for capital lease liabilities	—	(298)
Payment for finance lease liabilities	(1,201)	—
Repurchase of Series B convertible preferred stock	—	(3,000)
Proceeds from issuance of Series D convertible preferred stock	—	3,000
Proceeds from issuance of Series E convertible preferred stock	—	507,080
Proceeds from exercise of stock options	9,114	4,316
Stock repurchases from employees for tax withholdings	(182,265)	—
Net cash (used in) provided by financing activities	(187,301)	511,098
Net (decrease) increase in cash, cash equivalents, and restricted cash	(867,032)	197,593
Beginning cash, cash equivalents, and restricted cash	6,298,020	640,418
Ending cash, cash equivalents, and restricted cash	$5,430,988	$838,011

Supplemental disclosure of cash flow information:
Cash paid for interest	$312	$57
Supplemental disclosure of non-cash investing and financing activity:
Property and equipment included in accounts payable and accrued expense	(2,753)	(16,357)
Property and equipment and right-of-use assets obtained through leases	10,008	4,073
Issuance of Series D convertible preferred stock upon exercise of preferred stock warrants	—	9,936
Issuance of Series E convertible preferred stock contingent forward contracts	—	2,167,332
Issuance of Series E convertible preferred stock upon settlement of contingent forward contracts	$—	$1,444,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2022
NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Lucid Group, Inc. (“Lucid”) is a technology and automotive company focused on designing, developing, manufacturing, and selling the next generation of EV, EV powertrains and battery systems.
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
Throughout the notes to the condensed consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Legacy Lucid and its subsidiaries prior to the consummation of the Merger, and Lucid and its subsidiaries after the consummation of the Merger.
Liquidity
The Company devotes its efforts to business planning, research and development, recruiting of management and technical staff, acquiring operating assets, and raising capital.
From inception through March 31, 2022, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2022 and 2021, the Company has incurred operating losses, including net losses of $81.3 million and $748.0 million, respectively. The Company has an accumulated deficit of $6.1 billion as of March 31, 2022.
During the quarter ended June 30, 2021, the Company completed the first phase of the construction of its newly built manufacturing plant in Casa Grande, Arizona (the “Arizona plant”). The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company continues to expand the Arizona plant, start of construction of a manufacturing facility in the Kingdom of Saudi Arabia, and build-out of a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, above and beyond the expected cash inflows from the initial sales of the Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
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

The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty. Infection rates vary across the jurisdictions in which the Company operates. Governmental authorities have continued to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. The Company has taken proactive action to protect the health and safety of its employees, customers, partners and suppliers, consistent with the latest and evolving governmental guidelines. The Company expects to continue to implement appropriate measures until the COVID-19 pandemic is adequately contained. The Company continues to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations and requirements or as the Company otherwise sees fit to protect the health and safety of its employees, customers, partners and suppliers.
While certain of the Company and its suppliers’ operations have from time-to-time been temporarily affected by government-mandated restrictions, the Company was able to commence deliveries of the Lucid Air to customers and to proceed with the construction of the Arizona plant. Broader impacts of the pandemic have included inflationary pressure as well as ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. Because the Company relies on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in its vehicles, as well as provisioning and servicing equipment in its manufacturing facilities, the Company has been affected by inflation and such industry-wide challenges in logistics and supply chains. While the Company continues to focus on mitigating risks to its operations and supply chain in the current industry environment, the Company expects that these industry-wide trends will continue to affect its cost structure as well as its ability and the ability of its suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.
In the current circumstances, given the dynamic nature of the situation, any impact on the Company’s financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, the duration and continued spread of the outbreak, its severity, potential additional waves of infection, the emergence of more virulent or more dangerous strains of the virus, the actions taken to mitigate the virus or its impact, the development, distribution, efficacy and acceptance of vaccines worldwide, how quickly and to what extent normal economic and operating conditions can resume, the broader impact that the pandemic is having on the economy and our industry and specific implications the pandemic may have on the Company’s suppliers and on global logistics. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q (the “Quarterly Report”) for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The ongoing COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, results of operations and financial condition.”
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on February 28, 2022.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, the determination of the useful lives of property and equipment, fair value of preferred stock warrants, fair value of common stock warrants, fair value of contingent forward contracts liability, valuation of deferred income tax assets and uncertain tax positions, fair value of common stock and other assumptions used to measure stock-based compensation expense, and estimated incremental borrowing rates for assessing operating and financing lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.
Restricted cash in other current assets and noncurrent assets is primarily related to letters of credit issued to the landlords for certain of the Company’s leasehold facilities.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$5,391,844	$6,262,905	$809,978	$614,412
Restricted cash included in other current assets	13,312	10,740	11,790	11,278
Restricted cash included in other noncurrent assets	25,832	24,375	16,243	14,728
Total cash, cash equivalents, and restricted cash	$5,430,988	$6,298,020	$838,011	$640,418
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but at times its deposits may exceed federally insured limits. Further, accounts receivable primarily consists of current trade receivables from a single customer as of March 31, 2022 and December 31, 2021, which relates specifically to sales of its battery packs.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on February 28, 2022. There have been no significant changes to these policies during the three months ended March 31, 2022.

Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The disclosure requirements include information about the nature of the transactions and the related accounting policy, the line items on the balance sheet and income statement that are affected by the transactions, the amount applicable to each financial statement line and significant terms and conditions of the transactions. The guidance is effective for annual periods beginning after December 15, 2021 and can be applied either prospectively or retrospectively. The Company has adopted ASU 2021-10 prospectively on January 1, 2022. The adoption of this ASU did not have an impact to the consolidated financial statements and related disclosures.
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
•Churchill Sponsor IV LLC (the “Churchill Sponsor”) exercised its right to convert the outstanding and unpaid amount of $1.5 million under the working capital loan provided by the Churchill Sponsor to Churchill into an additional 1,500,000 Private Placement Warrants at a price of $1.00 per warrant in satisfaction of such loan;
•Churchill and the Churchill Sponsor entered into a letter agreement (the “Sponsor Agreement”), pursuant to which the Churchill Sponsor agreed that 17,250,000 shares of Churchill’s issued and outstanding common stock beneficially held by the Churchill Sponsor (the “Sponsor Earnback Shares”) and 14,783,333 Private Placement Warrants beneficially held by the Churchill Sponsor (the “Sponsor Earnback Warrants”) to purchase shares of the Churchill’s common stock shall become subject to transfer restrictions and contingent forfeiture provisions upon the Closing of the Merger until Lucid’s stock price exceeded certain predetermined levels in the post-Merger period. Any such shares and warrants not released from these transfer restrictions during the earnback period, which expires on the fifth anniversary of the Closing, will be forfeited back to Lucid for no consideration. See Note 12 - Earnback Shares and Warrants for more information; and
•Churchill redeemed 21,644 public shares of Churchill’s Class A common stock at approximately $10.00 per share for an aggregate payment of $0.2 million.
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
(4)Excludes the 85,750,000 warrants issued and outstanding as of the Closing of the Merger, which includes the 41,400,000 public warrants and the 44,350,000 Private Placement Warrants held by the Churchill Sponsor. The 44,350,000 Private Placement Warrants beneficially owned by the Churchill Sponsor as of the consummation of the Merger includes the 14,783,333 Sponsor Earnback Warrants.
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
In connection with the Closing of the Merger, the Company raised $4,439.2 million of gross proceeds, including the contribution of $2,070.1 million of cash held in Churchill’s trust account from its initial public offering along with $2,500.0 million of cash raised by Churchill in connection with the PIPE Investment and $0.4 million of cash held in the Churchill operating cash account. The gross proceeds were net of $0.2 million paid to redeem 21,644 shares of Churchill Class A common stock held by public stockholders and $131.4 million in costs incurred by Churchill prior to the Closing. The Company additionally incurred $38.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $36.2 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $2.7 million was expensed in July 2021. The total net cash proceeds to the Company were $4,400.3 million.
NOTE 4 – BALANCE SHEETS COMPONENTS
INVENTORY
Inventory as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$234,444	$87,646
Work in progress	43,082	30,641
Finished goods	56,380	8,963
Total inventory	$333,906	$127,250
Inventory as of March 31, 2022 and December 31, 2021 was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders and new vehicles available for sale. We write down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2022, we recorded write-downs of $96.4 million in cost of revenues. No write-downs were recorded during the three months ended March 31, 2021.
PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Land and land improvements	$1,050	$1,050
Building and improvements	197,268	195,952
Machinery, Tooling and Vehicles	652,725	601,791
Computer equipment and software	32,961	27,968
Leasehold improvements	144,457	135,533
Furniture and fixtures	19,207	15,352
Finance leases	14,779	13,601
Construction in progress	389,228	276,919
Total property, plant, and equipment	1,451,675	1,268,166
Less accumulated depreciation and amortization	(124,131)	(86,013)
Property, plant, and equipment — net	$1,327,544	$1,182,153
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

	March 31, 2022	December 31, 2021
Machinery and Tooling	$207,847	$132,943
Construction of Arizona plant	136,459	112,970
Leasehold improvements	44,922	31,006
Total construction in progress	$389,228	$276,919
Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was approximately $38.2 million and $4.9 million, respectively.
OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities and long-term liabilities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Engineering, design, and testing accrual	$20,251	$33,950
Construction in progress	97,754	92,590
Accrued purchases (1)	98,527	12,225
Retail leasehold improvements accrual	14,888	15,796
Other professional services accrual	23,741	13,944
Tooling liability	20,866	23,966
Short-term insurance financing note	4,399	15,281
Operating lease liabilities, current portion	12,448	11,056
Other current liabilities	119,384	99,404
Total other current liabilities	$412,258	$318,212
(1) Accrued purchases primarily reflects inventory purchases and related transportation charges that had not been invoiced.

	March 31, 2022	December 31, 2021
Operating lease liabilities, net of current portion	$189,516	$185,323
Other long-term liabilities	5,351	3,252
Total other long-term liabilities	$194,867	$188,575
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
Level 1 investments consist solely of money market fund which is valued using quoted prices that are available in an active market. Level 3 liabilities consist of convertible preferred stock warrant liability, contingent forward contract liability and common stock warrant liability, in which the fair value was measured upon issuance and is remeasured at each reporting date. The valuation methodology and underlying assumptions are discussed further in Note 7 “Contingent Forward Contracts,” Note 8 “Convertible Preferred Stock Warrant Liability” and Note 9 “Common Stock Warrant Liability”.
The following table sets forth the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of March 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,250,516	$—	$—	$5,250,516
Total cash and cash equivalents	$5,250,516	$—	$—	$5,250,516
Other noncurrent assets
Money market funds	$25,832	$—	$—	$25,832
Total assets	$5,276,348	$—	$—	$5,276,348

Liabilities:
Common stock warrant liability	$—	$—	$871,478	$871,478
Total liabilities	$—	$—	$871,478	$871,478
The following table sets forth the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,102,017	$—	$—	$6,102,017
Total cash and cash equivalents	$6,102,017	$—	$—	$6,102,017
Other noncurrent assets
Money market funds	23,179	$—	$—	$23,179
Total assets	$6,125,196	$—	$—	$6,125,196

Liabilities:
Common stock warrant liability	$—	$—	$1,394,808	$1,394,808
Total liabilities	$—	$—	$1,394,808	$1,394,808
A reconciliation of the contingent forward contract liability, convertible preferred stock warrant liability and common stock warrant liability measured and recorded at fair value on a recurring basis was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	Common Stock Warrant Liability	Contingent Forward Contract Liability	Convertible Preferred Stock Warrant Liability
Fair value-beginning of period	$1,394,808	$—	$2,960
Issuance	—	2,167,332	—
Change in fair value	(523,330)	442,164	6,976
Settlement	—	(1,444,886)	(9,936)
Fair value-end of period	$871,478	$1,164,610	$—

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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following is a summary of the 2026 Notes as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022	December 31, 2021
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	24.5	25.7
Net Carrying Amount	1,988.0	1,986.8

Fair Value (Level 2)	$1,528.2	$1,984.6
Interest expense related to the 2026 Notes was $7.5 million, including $6.3 million contractual interest and $1.2 million attributable to the amortization of the debt discounts and debt issuance costs for the three months ended March 31, 2022. The effective interest rate for the convertible note is 1.5%.

The 2026 Notes were not eligible for conversion as of March 31, 2022 and December 31, 2021. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically.
Saudi Industrial Development Fund (“SIDF”) Loan Agreement
On February 27, 2022, Lucid, LLC, a limited liability company established in the Kingdom of Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with the SIDF. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million to SAR 350 million, commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of the Company’s planned manufacturing facility in the Kingdom of Saudi Arabia (“the KSA Facility”). Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $111 million) to SAR 1.77 billion (approximately $471 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of March 31, 2022, no amounts were outstanding under the SIDF Loan Agreement.
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
The Company determined the right to participate in future Series E convertible preferred share financing to be a freestanding financial instrument similar to a derivative in the form of contingent forward contracts and recorded the initial valuation of $1,444.9 million and $722.4 million for the third closing and fourth closing, respectively, as contingent forward contract liabilities. Since the contingent forward contract liability related to the third closing was fully settled in the same month following the execution of the amendment, the Company recorded no related fair value remeasurements in the condensed consolidated statements of operations.
The Company issued Offer Notices to certain of the Company’s management and members of the Board of Directors in March 2021 and April 2021. The Series E convertible preferred stock issued from the fourth closing included 3,034,194 shares to the Company’s management and 1,658,705 shares to members of the Board of Directors. The total issuance to the Company’s management included 535,275 shares offered to the CEO in April 2021. The offer to employees in the fourth closing to participate in future Series E convertible preferred stock financing represent a fully vested, equity classified award. The award’s full fair value on each recipient’s grant date was recorded as stock-based compensation, and the related contingent forward contract liability was derecognized. The Company revalued the contingent forward contract liability for the remaining participants and recorded $442.2 million fair value remeasurement loss related to the contingent forward contract liability for the three months ended March 31, 2021. Final fair value of the contingent forward contract liability of $1.2 billion was reclassified into Series E convertible preferred stock upon the fourth closing in April 2021. There was no related outstanding contingent forward contract liability as of December 31, 2021.
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
NOTE 8 - CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY
In March and September 2017, the Company issued two convertible preferred stock warrants to purchase a total of 1,546,799 shares of Series D convertible preferred stock, with an exercise price of $1.94 per share. The convertible preferred stock warrants had been recorded at fair value using a Monte-Carlo simulation at issuance and had been subsequently remeasured to fair value each reporting period with the changes recorded in the condensed consolidated statements of operations. In February 2021, all the outstanding warrants were settled in its entirety at an exercise price of $1.94 per share for an aggregate purchase price of $3.0 million. Upon final settlement, the Company converted the warrant into $12.9 million Series D convertible preferred stock, and recorded $7.0 million losses related to fair value remeasurements of the warrants in the condensed consolidated statements of operations for the three months ended March 31, 2021.

NOTE 9 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to fair value of $1,394.8 million as of December 31, 2021. The Private Placement Warrants remained unexercised and were remeasured to fair value of $871.5 million as of March 31, 2022, resulting in a gain of $523.3 million for the three months ended March 31, 2022 recognized in the condensed consolidated statements of operations.
The 44,350,000 Private Placement Warrants included the 14,783,333 Sponsor Earnback Warrants subject to the contingent forfeiture provisions. The earnback triggering events were satisfied during the year ended December 31, 2021 such that the 14,783,333 Sponsor Earnback Warrants vested and are no longer subject to the transfer restrictions and contingent forfeiture provisions. See Note 12 - Earnback Shares and Warrants for more information.
The fair value of the Private Placement Warrants that were subject to the contingent forfeiture provisions was initially estimated using a Monte-Carlo simulation to estimate a distribution of potential outcomes over the earnback period related to the achievement of the volume-weighted average trading sale price (the “VWAP”) thresholds. The present value of the payoff in each simulation is calculated, and the fair value of the liability is determined by taking the average of all present values. The fair value of the Private Placement Warrants that were subject to the contingent forfeiture provisions were as follows:

July 23, 2021
Fair value of Tranche 1 with $20.00 VWAP threshold per share	$18.16
Fair value of Tranche 2 with $25.00 VWAP threshold per share	$18.07
Fair value of Tranche 3 with $30.00 VWAP threshold per share	$17.92

The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and were as follows:

	March 31, 2022	December 31, 2021
Fair value of Private Placement Warrants per share	$19.65	$31.45

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

	March 31, 2022	December 31, 2021
Volatility	85.00%	85.00%
Expected term (in years)	4.3	4.6
Risk-free rate	2.43%	1.20%
Dividend yield	—%	—%
NOTE 10 – CONVERTIBLE PREFERRED STOCK
Convertible Preferred Stock
Upon the Closing of the Merger, all 1,155,909,367 shares of issued and outstanding convertible preferred stock were cancelled and converted into 1,155,909,367 shares of Lucid common stock based upon the conversion rate as calculated pursuant to Legacy Lucid’s memorandum and articles of association at the date and time that the Merger became effective. As of March 31, 2022 and December 31, 2021, there were no issued and outstanding shares of convertible preferred stock.
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
Third Company Repurchase (Series C - August 2020)
In August 2020, the Company entered into a Stock Repurchase Agreement with the Sellers. Pursuant to the Stock Repurchase Agreement, the Company agreed to repurchase 9,656,589 shares of Series C convertible preferred stock owned by the Sellers in August 2020 at a price of $1.02 per share for total of $9.9 million. The carrying value of the repurchased Series C convertible preferred stock is $20.4 million. As such, the Company recognized $10.5 million in additional paid-in capital under stockholder’s equity in the condensed consolidated balance sheet as of December 31, 2020 related to the difference in fair value and carrying value of the Series C stock repurchased.
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
Fifth Company Repurchase (Series B - December 2020)
On December 22, 2020, the Company entered into an agreement with JAFCO Asia Technology Fund V (“JAFCO”) whereby the Company agreed to repurchase 3,525,332 Series B convertible preferred stock having a carrying value of $4.0 million, from JAFCO for a total consideration of $3.0 million. The agreement resulted in an extinguishment of the Series B convertible preferred stock and the Company recognized $1.0 million in additional paid-in capital being the difference in fair value of the consideration payable and the carrying value of the Series B convertible preferred stock. As of the date of extinguishment and as of December 31, 2020 the Series B convertible preferred stock subject to repurchase had been mandatorily redeemable within 45 days of the agreement and accordingly had been reclassified to other accrued liabilities on the condensed consolidated balance sheets.
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

See activities related to the PIF Convertible Notes and Series D convertible preferred stock funding as below (in thousands):

Conversion of Convertible Notes	$271,985
Series D received in April 2019	200,000
Series D received in October 2019	400,000
Series D received in March 2020	200,000
Contingent forward contract liability reclassified to Series D in March 2020	18,180
Series D received in June 2020	200,000
Contingent forward contract liability reclassified to Series D in June 2020	21,384
Conversion of preferred stock warrant to Series D in February 2021	3,000
Reclassification of preferred stock warrant liability to Series D in February 2021	9,936
Total proceeds of Series D	$1,324,485
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
Immediately upon closing of the SPAE, the Company received the full first tranche of $500.0 million in funding in exchange for 167,273,525 Series E convertible preferred stock as the requirement for the first milestones were met prior to execution of the purchase agreement. Subsequently, the Company successfully satisfied certain of the second set of milestones and received a waiver from PIF for the remaining milestones; and on December 24, 2020, the investor provided $400.0 million of funding in exchange for 133,818,821 shares as the final issuance of Series E convertible preferred stock related to the second milestones. Upon final settlement, the Company re-valued the liability associated with the contingent forward contract to the then fair value of $110.5 million from a contingent liability of $0.8 million and derecognized the liability as the contract was settled in its entirety. The Company recognized the increase in fair value of $109.7 million in the condensed consolidated statements of operations and reclassified the liability into convertible preferred stock on the Company’s condensed consolidated balance sheets as of December 31, 2020.
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
NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of March 31, 2022 and December 31, 2021, there were no issued and outstanding shares of preferred stock.
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
Common Stock Warrants
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 41,400,000 publicly-traded warrants to purchase shares of its common stock. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The public warrants were exercisable as of August 22, 2021 and expire on July 23, 2026, if not yet exercised by the holder or redeemed by the Company.
During the year ended December 31, 2021, an aggregate of 41,034,197 public warrants were exercised, of which 25,966,976 were exercised on a cashless basis. The aggregate cash proceeds received from the exercise of these public warrants were $173.3 million. The Company redeemed the remaining 365,803 public warrants that were not exercised by the holders at a redemption price of $0.01 per warrant.
A summary of activity of the Company’s issued and outstanding public warrants was as follows:

December 31, 2021
Public warrants issued in connection with Merger on July 23, 2021	41,400,000
Number of public warrants exercised	(41,034,197)
Public warrants redeemed	(365,803)
Issued and outstanding public warrants as of December 31, 2021	—
Treasury Stock

In fiscal year 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased for the three months ended March 31, 2022.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of March 31, 2022 and December 31, 2021, are as follows:

	March 31, 2022	December 31, 2021
Private warrants to purchase common stock	44,350,000	44,350,000
Stock options outstanding	50,700,238	64,119,902
Restricted stock units outstanding	34,235,618	48,234,611
Shares available for future grants under equity plans	24,781,391	16,761,960
If-converted common shares from convertible note	36,737,785	36,737,785
Total shares of common stock reserved	190,805,032	210,204,258

NOTE 12 – EARNBACK SHARES AND WARRANTS
During the period between the Closing and the five-year anniversary of the Closing, the Churchill Sponsor has subjected the 17,250,000 Sponsor Earnback Shares of issued and outstanding common stock and 14,783,333 Sponsor Earnback Warrants of issued and outstanding Private Placement Warrants to potential forfeiture to Lucid for no consideration until the occurrence of each tranche’s respective earnback triggering event. The earnback triggering events related to achieving a volume-weighted average trading sale price greater than or equal to $20.00, $25.00, and $30.00, respectively, for any 40 trading days within any 60 consecutive trading day period were satisfied during the year ended December 31, 2021. As a result, the 17,250,000 Sponsor Earnback Shares of issued and outstanding common stock and 14,783,333 Sponsor Earnback Warrants of issued and outstanding Private Placement Warrants were vested and no longer subject to the transfer restrictions and contingent forfeiture provisions.
NOTE 13 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the three months ended March 31, 2022 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance—December 31, 2021	64,119,902	$1.08	6.6	$2,370,666
Options granted	—	—
Options exercised	(12,103,110)	0.76
Options canceled	(1,316,554)	1.60
Balance—March 31, 2022	50,700,238	$1.14	7.01	$1,231,047
Options vested and exercisable March 31, 2022	33,233,881	$0.90	6.32	$814,996
As of March 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $10.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Unit
A summary of RSU award activity was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2021	32,210,200	16,024,411	48,234,611	$20.45
Granted	1,615,027	—	1,615,027	26.50
Vested	(1,174,633)	(13,934,271)	(15,108,904)	17.79
Cancelled/Forfeited	(505,116)	—	(505,116)	24.46
Balance as of March 31, 2022	32,145,478	2,090,140	34,235,618	$22.25
As of March 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $476.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.
All performance-based RSUs granted to the CEO are subject to performance and market conditions. The performance condition was satisfied upon the closing of the Merger. The fair value of these performance-based RSUs was measured on the grant date, March 27, 2021, using a Monte Carlo simulation model, with the following assumptions:

Weighted average volatility	60.0%
Expected term (in years)	5.0
Risk-free interest rate	0.9%
Expected dividends	—

The Company recognizes compensation expense on a graded vesting schedule over the requisite vesting period for the time-based awards and over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. In the three months ended March 31, 2022, the market capitalization condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. We recorded stock-based compensation expense of $85.4 million for the four tranches during the three months ended March 31, 2022, and no such expense was recognized in the same period prior year. As of March 31, 2022, the unamortized expense for the fifth tranche, representing 2,090,140 RSUs, was $16.8 million which will be recognized over a period of 1.5 years. For the three months ended March 31, 2022, the Company withheld approximately 8.0 million shares of common stock by net settlement to meet the related tax withholding requirements related to the CEO time-based and performance-based RSUs.
Stock-Based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three months ended March 31, 2022 and 2021, is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$8,599	$212
Research and development	49,756	12,952
Selling, general and administrative	116,196	91,631
Total	$174,551	$104,795
NOTE 14 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheet (in thousands):

	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$166,625	$161,974

Other current liabilities	$12,448	$11,056
Other long-term liabilities	189,516	185,323
Total operating lease liabilities	$201,964	$196,379

Finance leases:
Property, plant and equipment, net	10,812	10,567
Total finance lease assets	$10,812	$10,567

Finance lease liabilities, current portion	$4,485	$4,183
Finance lease liabilities, net of current portion	6,039	6,083
Total finance lease liabilities	$10,524	$10,266

The components of lease expense are as follows within the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense:
Operating lease expense (1)	$9,578	$6,303
Variable lease expense	778	580

Finance lease expense:
Amortization of leased assets	$1,096	$615
Interest on lease liabilities	145	72
Total finance lease expense	$1,241	$687
Total lease expense	$11,597	$7,570
(1)Includes short-term leases, which are immaterial.
Other information related to leases where the Company is the lessee was as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	8.0	7.8
Finance leases	2.6	2.5

Weighted-average discount rate:
Operating leases	10.62%	10.98%
Finance leases	5.67%	5.58%
As of March 31, 2022, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remainder of the year)	$23,616	$3,708
2023	39,618	4,613
2024	40,076	2,012
2025	39,265	500
2026	35,545	362
Thereafter	135,060	101
Total minimum lease payments	313,180	11,296
Less: Interest	(111,216)	(772)
Present value of lease obligations	201,964	10,524
Less: Current portion	(12,448)	(4,485)
Long-term portion of lease obligations	$189,516	$6,039
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of March 31, 2022 and December 31, 2021, the Company had $803.6 million and $286.0 million in commitments related to the Arizona manufacturing plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of March 31, 2022 and December 31, 2021.

The Company entered into a non-cancellable long-term commitment to purchase certain inventory components. The estimated future payments having a remaining term in excess of one year as of March 31, 2022 was as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2022 (remainder of the year)	$45,300
2023	42,900
2024	49,800
Total	$138,000
Legal Matters
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.
Beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the Complaint will be successful or that it will avoid liability in these matters.
On December 3, 2021, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting the production of certain documents related to an investigation by the SEC. Although there is no assurance as to the scope or outcome of this matter, the investigation appears to concern the merger between Churchill Capital Corp. IV and Atieva, Inc. and certain projections and statements. The Company is cooperating fully with the SEC in its review.
In addition, two separate purported shareholders of the Company filed shareholder derivative actions, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California federal court, captioned Sahr Lebbie v. Peter Rawlinson, et al., Case No. 4:22-cv-00531-YGR (N.D. Cal.) (filed on February 23, 2022). The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the Consolidated Class Action, the Lebbie complaint asserts claims for unjust enrichment, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets and a claim for contribution under Sections 10(b) and 21D of the Exchange Act in connection with the Consolidated Class Action and the Williams-Spinks complaint asserts claims for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, contribution under Sections 10(b) and 21D of the Exchange Act, and aiding and abetting breach of fiduciary duty in connection with the Consolidated Class Action. The complaints seek compensatory damages, interest thereon, certain corporate governance reforms, and attorneys’ fees and expenses. The Company is advancing defendants’ fees and expenses incurred in their defense of the actions.
On April 1, 2022, a putative class action was filed by purported shareholder Victor Mangino under federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to statements updating projections and guidance provided in the late 2021 to early 2022 timeframe. The complaint was filed in the Northern District of California, captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD. The complaint names as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally alleges that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters. The complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses.
At this time, the Company does not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, including the matters referenced above, to be material to the Company’s business or likely to result in a material adverse effect on its future operating results, financial condition or cash flows should such proceedings be resolved unfavorably.

Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases and utilities infrastructure in the amount of $35.3 million and $30.4 million as of March 31, 2022 and December 31, 2021, respectively, for which no liabilities are recorded on the condensed consolidated balance sheets.
NOTE 16 - INCOME TAXES
The Company's provision from income taxes for interim periods is determined using its effective tax rate that arise during the period. The Company's quarterly tax provision is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, and tax law developments.
The Company's effective tax rate for the three months ended March 31, 2022 and the same period prior year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized, as well as state taxes and our foreign operations which are subject to tax rates that differ from those in the United States. The Company recorded an income tax provision for the three months ended March 31, 2022 of $0.3 million as compared to $4 thousand for the same period in the prior year. The increase in the income tax provision was driven by the increased activities in foreign jurisdictions. This resulted in an effective tax rate of (0.4)% for the three months ended March 31, 2022, and 0.0% for the same period prior year.
There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2022, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
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
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(81,286)	$(747,952)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	(2,167,333)
Net loss attributable to common stockholders	$(81,286)	$(2,915,285)

Weighted-average shares outstanding—basic and diluted	1,654,322,379	32,650,874

Net loss per share:
Basic and diluted	$(0.05)	$(89.29)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
Excluded Securities	2022	2021
Convertible preferred stock (on an as-converted basis)	—	411,875,942
Private warrants to purchase common stock	44,350,000	—
Options outstanding to purchase common stock	50,700,238	13,394,808
RSUs outstanding	34,235,618	—
If-converted common shares from convertible note	36,737,785	—
Total	166,023,641	425,270,750
The 2,090,140 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market conditions have not been satisfied as of March 31, 2022.
NOTE 18 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contribution to the 401(k) Plan for the three months ended March 31, 2022 and 2021.
NOTE 19 - RELATED PARTY TRANSACTIONS
Professional Services Contract

In December 2021, we entered into an agreement with The Klein Group, LLC (“Klein”), an affiliate of Churchill Sponsor IV LLC who owns more than 5% of our common stock. Pursuant to the agreement, Klein will provide strategic advice and assistance in connection with capital markets and other strategic matters. The cost incurred under the agreement was $0.3 million for the three months ended March 31, 2022, and $2.3 million in the aggregate for the year ended December 31, 2021.

Lease

In February 2022, we entered into a lease agreement with KAEC, an affiliate of PIF, for its first international manufacturing plant in the Kingdom of Saudi Arabia. The lease has an initial term of 25 years expiring in Year 2047. As of March 31, 2022, the right-of-use assets and lease liabilities related to this lease were $5.1 million and $5.2 million, respectively. The lease expense recorded during the three months ended March 31, 2022 was immaterial.
NOTE 20 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three months ended March 31, 2022, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.
On April 20, 2022, Lucid LLC, a wholly owned subsidiary of Lucid Group, Inc. (collectively, the “Company”), entered into a binding letter of undertaking (the “Letter of Undertaking”) with the Ministry of Finance of the Kingdom of Saudi Arabia (“KSA”). Under the terms of the Letter of Undertaking, the Government of KSA and its entities and corporate subsidiaries (collectively, the “Kingdom”) undertake to purchase up to 100,000 vehicles from the Company over a ten-year period, with an initial commitment to purchase 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during such ten-year period. The purchase price is determined by the lower of (i) the standard retail price for the applicable vehicle in the KSA; and (ii) the standard retail price for the applicable vehicle in the United States, plus actual cost of logistics, importing, and other actual costs of delivering and homologating vehicles to KSA regulations. The order quantity by the Kingdom will initially range from 1,000 and 2,000 vehicles annually and increase to between 4,000 and 7,000 vehicles annually starting in 2025 unless otherwise agreed by the Kingdom and the Company. The delivery of the vehicles is required to commence no later than the second quarter of 2023.
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with Gulf International Bank (“GIB”). GIB is an affiliate of PIF, which is an affiliate of Ayar, the controlling stockholder of the Company. The GIB Facility Agreement provides for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.7 million). SAR

650 million (approximately $173.3 million) under the GIB Facility Agreement is available as bridge financing (the “Bridge Facility”) of Lucid LLC’s capital expenditures in connection with the KSA Facility. The remaining SAR 350 million (approximately $93.3 million) may be used for general corporate purposes (the “Working Capital Facility”). Loans under the Bridge Facility and the Working Capital Facility will have a maturity of no more than 12 months. The Bridge Facility will bear interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility will bear interest at a rate of 1.70% per annum over 3-month SAIBOR and associated fees. Commitments under the GIB Facility Agreement will terminate, and all amounts then outstanding thereunder will become payable, on the third anniversary of the GIB Facility Agreement. The GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. This discussion may contain forward-looking statements based upon Lucid’s current expectation, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, in Part II, Item 1A of this Quarterly Report.
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
While certain of our and our suppliers’ operations have from time-to-time been temporarily affected by government-mandated restrictions, we were able to commence deliveries of the Lucid Air to customers and to proceed with the construction of the Arizona plant. Broader impacts of the pandemic have included inflationary pressure as well as ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. Because we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities, we have been affected by inflation and such industry-wide challenges in logistics and supply chains. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to affect our cost structure as well as our ability and the ability of our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.
In the current circumstances, given the dynamic nature of the situation, any impact on our financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, the duration and continued spread of the outbreak, its severity, potential additional waves of infection, the emergence of more virulent or more dangerous strains of the virus, the actions taken to mitigate the virus or its impact, the development, distribution, efficacy and acceptance of vaccines worldwide, how quickly and to what extent normal economic and operating conditions can resume, the broader impact that the pandemic is having on the economy and our industry and specific implications the pandemic may have on our suppliers and on global logistics. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The ongoing COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, results of operations and financial condition.”
Key Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. The Lucid Air is designed with race-proven battery pack technologies and robust performance together with a sleek exterior design and expansive interior space given our miniaturized key drivetrain components. We anticipate consumer demand for the Lucid Air based on its luxurious design, high-performance technology and sustainability leadership, and the growing acceptance of and demand for electric vehicles as a substitute for gasoline-fueled vehicles. We have received significant interest in the Lucid Air from potential customers. As of March 31, 2022, we had refundable reservations and non-refundable orders of cars yet to be delivered that reflect potential sales greater than $2.7 billion.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe will allow us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales and marketing operations for sale of the Lucid Air, including to open Studios, hire a sales force, invest in marketing and brand awareness, and stand up a service center operation. As of March 31, 2022, we had opened twenty four Studios and service centers, one in each of New York, New Jersey, Michigan, Texas, Virginia, Washington, and two in each of Arizona, Canada and Illinois, three in Florida, as well nine in California. We expect additional Studios opened in the second quarter of 2022, including our first European location. We also intend to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we plan to manufacture and sell.
Establishing Manufacturing Capacity
Achieving commercialization and growth for each generation of electric vehicles requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the United States and internationally. We expect our capital expenditures to increase as we continue our phased construction of our AMP-1 facilities and international expansion. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new electric vehicles, our ability to achieve sales and experience customer demand for our vehicles at the levels we anticipate, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.
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
Results of Operations

Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$57,675	$313	$57,362	*nm
*nm - not meaningful

We began generating sales from the deliveries of vehicles in the fourth quarter of 2021. We recognize vehicle sales when the customer obtains control of the vehicle which is upon delivery. We also generate revenue from the sale of battery pack systems, supplies and related services for vehicles to a single customer.

Revenue increased by $57.4 million for the three months ended March 31, 2022 as compared to the same period prior year, primarily driven by higher customer deliveries of Lucid Air vehicles.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Cost of revenue	$245,970	$85	$245,885	*nm
*nm - not meaningful
Costs of revenue related to vehicle sales primarily include direct parts, materials, shipping and handling costs, allocable overhead costs such as depreciation of manufacturing related equipment and facilities, information technology costs, personnel costs including wages and stock-based compensation, estimated warranty costs and charges to reduce inventories to their net realizable value or charges for inventory obsolescence.

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
Cost of revenues increased by $245.9 million for the three months ended March 31, 2022 as compared to the same period prior year, primarily due to the manufacture and sale of Lucid Air vehicles in the first quarter of 2022. We incurred significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production, with production activity for a limited quantity of vehicles in the quarter ended March 31, 2022. In the near term, we expect our production volume of vehicles continue to be significantly less than our manufacturing capacity. Additionally, we recorded an impairment charge of $96.4 million in the quarter ended March 31, 2022 to reduce our inventories to their net realizable values. We expect impairment charges could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating expenses
Research and development	$186,076	$167,369	$18,707	11%
Selling, general and administrative	223,159	131,652	91,507	70%
Total operating expenses	$409,235	$299,021	$110,214	37%
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
Research and development expense increased by $18.7 million, or 11%, for the three months ended March 31, 2022 as compared to the same period prior year. The increase was primarily attributable to increases in personnel-related expenses of $45.3 million due to growth in headcount (which included stock-based compensation expense of $36.8 million), partially offset by a decrease of $27.9 million for prototype material, engineering, design and testing services.
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
Selling, general, and administrative expense increased by $91.5 million, or 70%, for the three months ended March 31, 2022 as compared to the same period prior year. The increase was primarily attributable to increases in personnel-related expenses of $61.6 million due to growth in headcount (which included stock-based compensation expense of $24.6 million), and increase in higher utilization of contractors and professional fees by $11.0 million.
Other Income (Expense), net
The following table presents our other income and expense, net for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Other income (expense), net:
Change in fair value of forward contracts	—	(442,164)	442,164	(100)%
Change in fair value of convertible preferred stock warrant liability	—	(6,976)	6,976	(100)%
Change in fair value of common stock warrant liability	523,330	—	523,330	*nm
Interest expense, net	(7,705)	(5)	(7,700)	*nm
Other income (expense), net	942	(10)	952	*nm
Total other income (expense), net	516,567	(449,155)	965,722	(215)%
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
Change in contingent forward contracts liability decreased by $442.2 million, or 100%, for the three months ended March 31, 2022 as compared to the same period prior year. The Legacy Lucid Series E contingent forward contracts were settled during six months ended June 30, 2021, and there are no future earnings adjustments pertaining to the contingent forward contracts.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Our convertible preferred stock warrant liability related to the warrants to purchase shares of Legacy Lucid Series D preferred stock was subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of our convertible preferred stock warrant liability were recognized in the condensed consolidated statements of operations and comprehensive loss. All issued and outstanding shares of Legacy

Lucid Series D preferred stock were settled in March 2021 and there will no longer be future earnings adjustments pertaining to the convertible preferred share warrant liability related to Legacy Lucid Series D preferred stock.
We recorded loss of $7.0 million for the three months ended March 31, 2021 due to the changes in fair value of the convertible preferred stock warrant liability related to Legacy Lucid Series D preferred stock upon the exercise and settlement of all outstanding warrants to purchase Legacy Lucid Series D preferred stock.
Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the Private Placement Warrants to purchase shares of Lucid Group common stock that were effectively issued upon the Closing in connection with the reverse recapitalization treatment of the Merger. Our common stock warrant liability is subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of our common stock warrant liability were recognized in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement Warrants remained unexercised as of March 31, 2022. The liability was remeasured to fair value, resulting in a gain of $523.3 million for the three months ended March 31, 2022, and was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations. See Note 9 - Common Stock Warrant Liability in our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Interest Expense, net
Interest expense, net consists primarily of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, and interest on our capital leases.
Interest expense, net increased by $7.7 million for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily related to the 2026 Notes issued in December 2021.
Other Income (Expense), net
Other income (expense), net consists primarily of income on money market funds and foreign currency gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other income (expense), net did not significantly fluctuate during the three months ended March 31, 2022 as compared to the same period prior year.
Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Provision for income taxes	323	4	319	*nm
*nm - not meaningful

Our provision for income taxes consist primarily of U.S. state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
The provision for income taxes increased by $0.3 million for the three months ended March 31, 2022 as compared to the same period prior year, primarily due to changes in taxable income of our foreign operations.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2022, Lucid had $5.4 billion of cash and cash equivalents. Our sources of cash are predominantly from proceeds from Lucid’s de-SPAC transaction with Churchill (plus PIPE), and the issuance of convertible debt.
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
We anticipate our cumulative spending on capital expenditures to be in the range of $2.0 billion for the fiscal year 2022 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail Studios and service center footprint throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect our operating expenses to increase in the 2022 calendar year to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of March 31, 2022, our total minimum lease payments are $324.5 million, of which $27.3 million is due in the current fiscal year. We also have a non-cancellable long-term commitment of $138.0 million to purchase certain inventory components. For details regarding these obligations, refer to Note 14 - Leases and Note 15 - Commitments and Contingencies.
2026 Notes
In December 2021, Lucid entered into a purchase agreement pursuant to which we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
International Manufacturing Expansion
On February 27, 2022, the Company announced that it has selected King Abdullah Economic City (“KAEC”) in the Kingdom of Saudi Arabia as the location of its first international manufacturing plant and signed related agreements with the Ministry of Investment of Saudi Arabia, the Saudi Industrial Development Fund, and the Economic City at KAEC. The agreements are estimated to provide financing and incentives of up to $3.4 billion in aggregate over the next 15 years to build and operate a manufacturing facility in the Kingdom. The operations at the new plant would initially consist of re-assembly of Lucid Air vehicle “kits” pre-manufactured in the U.S. and, over time, production of complete vehicles.
On February 27, 2022, Lucid LLC entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with the SIDF. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million to SAR 350 million, commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of the Company’s planned manufacturing facility in the Kingdom of Saudi Arabia (“the KSA Facility”). Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $111 million) to SAR 1.77 billion (approximately $471 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of March 31, 2022, no amounts were outstanding under the SIDF Loan Agreement.
In relation to the selection of the Kingdom of Saudi Arabia as the location for the KSA Facility, Lucid LLC entered into agreements with the Ministry of Investment of Saudi Arabia (“MISA”) under which the company will receive economic incentives over time subject to certain conditions.

We have generated significant losses from our operations as reflected in our accumulated deficit of $6.1 billion as of March 31, 2022 and December 31, 2021. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	(494,649)	(218,726)
Cash used in investing activities	(185,082)	(94,779)
Cash (used in) provided by financing activities	(187,301)	511,098
Net (decrease) increase in cash, cash equivalents, and restricted cash	(867,032)	197,593
Cash Used in Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of cash outlays to support overall growth of the business, especially the costs related to inventory and sale of our vehicles, costs related to research and development, payroll and other general and administrative activities. As we continue to ramp up hiring after starting commercial operations, we expect our cash used in operating activities to increase significantly before it starts to generate any material cash flows from our business.
Net cash used in operating activities of $494.6 million for the three months ended March 31, 2022 primarily consisted of $81.3 million of net loss, adjusted for $201.3 million of non-cash charges and an increase in net operating assets of $212.1 million. The non-cash charges primarily included gain for changes in fair value of common stock warrant liability of $523.3 million, stock-based compensation expense of $174.6 million, write-down of inventory of $96.4 million, and depreciation and amortization of property and equipment of $38.2 million. The increase in net operating assets is primarily due to an increase in operating assets of $341.0 million offset by an increase in operating liabilities of $128.9 million.
Net cash used in operating activities of $218.7 million for the three months ended March 31, 2021 primarily consisted $748.0 million of net losses, adjusted for $565.2 million of non-cash charges and a decrease in net operating liabilities of $36.0 million. The non-cash charges primarily included the fair value of contingent forward contracts and warrant liabilities of $449.1 million, and convertible preferred stock related expense of $104.8 million. The decrease in net operating liabilities is primarily due to a decrease in operating liabilities of $23.1 million and an increase in operating assets of $12.9 million.
Cash Used in Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Net cash used in investing activities of $185.1 million and $94.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively was entirely attributable to capital expenditures.
Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.
Net cash used in financing activities of $187.3 million during the three months ended March 31, 2022 was primarily attributable to $180.6 million of remittance for tax withholding obligations in connection with vesting of the CEO time-based and performance-based RSUs through net settlement, $12.9 million for the payment of short-term insurance financing note and $1.2 million for the payment of finance lease liabilities, partially offset by $9.1 million of proceeds from the exercises of stock options.

Net cash provided by financing activities of $511.1 million during the three months ended March 31, 2021 was primarily attributable to $507.1 million of proceeds from the issuance of Legacy Lucid Series E preferred stock, $4.3 million of proceeds from the exercises of stock options and $3.0 million of proceeds from the issuance of Legacy Lucid Series D preferred stock, partially offset by $3.0 million cash paid for the repurchase of Legacy Lucid Series B preferred stock.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.
Item 3. Qualitative and Quantitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and due to inflationary pressure.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, restricted cash, and short-term investments. We had cash, cash equivalents and restricted cash totaling $5.4 billion as of March 31, 2022. Our cash and cash equivalents was invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a had material impact on the value of our cash, cash equivalents as of March 31, 2022.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 15 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.
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
•We will not have a third-party retail product distribution and full service network.
•We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and Project Gravity, which could harm our business and prospects.
•If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.
•We face challenges providing charging solutions for our vehicles, both domestically and internationally.
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
•Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion cells, or semiconductors, could harm our business.
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

The spread of COVID-19 has also periodically disrupted our manufacturing operations and those of our suppliers. For example, the recent COVID-19 outbreak in China and the resulting lockdowns have caused parts supply delays with some impact on manufacturing operations in Arizona. Such disruptions to us and our suppliers have and could continue to negatively impact the production volume of our first vehicle, the Lucid Air sedan, as well other vehicles that we may introduce from time to time. Our manufacturing operations at a limited number of facilities in Casa Grande, Arizona concentrate this risk. In addition, broader impacts of the pandemic have included inflationary pressure, which impact our cost structure.
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
To address the uncertainties of COVID-19 and to help ensure the safety of our team members, we have implemented a vaccination mandate for certain of our employees and for certain individuals to enter many of our facilities and may implement further similar requirements in the future, which may have an impact on our hiring and/or our workforce and adversely impact our manufacturing capabilities and overall business operations.
The severity, magnitude and duration of the COVID-19 pandemic, including as a result of new variant and subvariant strains such as the Omicron strain and subvariants, and our economic and regulatory consequences are rapidly changing and uncertain. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations.
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
We have incurred net losses each year since our inception, including net loss and comprehensive loss of approximately $81.3 million for the three months ended March 31, 2022. As of March 31, 2022, our accumulated deficit was approximately $6.1 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
In the longer term, our ability to become profitable in the future will depend on our ability not only to control costs, but also to sell in quantities and at prices sufficient to achieve our expected margins. If we are unable to appropriately price and cost-efficiently design, manufacture, market, sell, distribute and service our vehicles, our margins, profitability and prospects will be materially and adversely affected.
We have received only a limited number of reservations for the Lucid Air, all of which may be cancelled.

Our customers may cancel their reservations without penalty and for any reason until they place an order for their vehicle. Any delays in customer deliveries or the changes in the pricing of the Lucid Air could result in significant customer cancellations. In addition, any event or incident which generates negative media coverage about us or the safety of our vehicles could also result in significant customer cancellations. No assurance can be given that reservations will not be cancelled and will ultimately result in the final purchase, delivery and sale or lease of vehicles. Accordingly, the number of reservations has significant limitations as a measure of demand for our vehicles, including demand for particular body styles, models or trim levels, or for future vehicle sales. If we encounter delays in customer deliveries of the Lucid Air that further lengthen wait times or in the event of negative media coverage, a significant number of reservations may be cancelled.
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
We will not have a third-party retail product distribution and full service network.
Third-party dealer networks are the traditional method of vehicle sales distribution and service. Because we plan to sell directly to consumers, we will not have a traditional dealer product distribution and service network. We have limited experience distributing directly to consumers, and we expect that continuing to build a national and global in-house sales and marketing function, including an expanded physical sales, marketing and service footprint via our Lucid Studios and service centers, will be expensive and time consuming. If our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our business model of selling directly to consumers and directly servicing all vehicles may be limited by regulatory constraints. To the extent we are unable to successfully execute on such plans in all markets, we may be required to develop a third-party dealer distribution and service network, including developing and implementing the necessary IT infrastructure to support them, which may prove costly, time-consuming or ineffective. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial conditions could be adversely affected.
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
We are developing and producing only electric vehicles and, accordingly, our ability to generate meaningful product revenue will highly depend on sustained consumer demand for alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for electric vehicles, our business, prospects, financial condition and results of operations will be harmed. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation (including government incentives and subsidies) and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Any number of changes in the industry could negatively affect consumer demand for electric vehicles in general and our electric vehicles in particular.
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
•implementing and enhancing administrative infrastructure, systems and processes, including in connection with our transition to a public company; and
•expanding into new markets and establishing sales, service and/or manufacturing operations in many of those markets.

We intend to continue to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, engineering, manufacturing and servicing electric vehicles is intense, and we may not be able to identify, attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to identify, attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects. Our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards we grant due to shortage of shares available for issuance under our stock incentive plan, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations.

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

Furthermore, offering leasing and financing alternatives to customers could expose us to risks commonly associated with the extension of consumer credit. Competitive pressure and challenging markets could increase credit risk through leases and loans to financially weak customers, extended payment terms, and leases and loans into new and immature markets, and any such credit risk could be further heightened in light of the economic uncertainty and any economic recession or other downturn caused by the ongoing COVID-19 pandemic and the recent conflict in Ukraine. If we are unable to provide leasing and financing arrangements that appeal to potential customers, or if the provision of such arrangements exposes us to excessive consumer credit risk, our business, competitive position, results of operations and financial condition could be adversely affected.
We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever.

Our vehicles are designed with advanced driver assistance system (“ADAS”) hardware, and we expect to release a Lucid Air software update and launch Project Gravity with Level 2 (partial automation) ADAS functionality, which we plan to upgrade with additional capabilities over time. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by NHTSA that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
•inflation as well as fluctuations in foreign currency exchange rates and interest rates, including risks related to any forward currency contracts, interest rate swaps or other hedging activities we undertake;
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
In the ordinary course of business, we may be subject to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently carry insurance that is customary for our size and operations, we may not maintain as much insurance coverage as other original equipment manufacturers do, and in some cases, we may not maintain any at all. Additionally, the policies that we have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost, especially if insurance providers perceive any increase in our risk profile in the future.
Increasing scrutiny and changing expectations from global regulations, our investors, customers and employees with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.
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
It is possible that our stakeholders may not be satisfied with our ESG practices or the speed of their adoption and our systems may not be adequate to meet increasing global regulations on ESG topics. Actual or perceived shortcomings with respect to our ESG initiatives and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, a variety of organizations have developed ratings to measure the performance of companies on

ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable ratings of our company or our industries, as well as non-inclusion of our stock on ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
In addition, due to the impacts of climate change, there are increasing risks to our business, including physical risks such as wildfires, floods, tornadoes or other events, that could cause disruptions to our supply chain, manufacturing, and corporate functions. We may incur additional costs and resources preparing for and addressing such risks.
Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and Project Gravity, which could harm our business and prospects.
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
Many of our vehicles are still in the development and/or testing phase, including all of the variants of the Lucid Air other than the Dream Edition and the Grand Touring, and production of the Project Gravity SUV is not expected to begin until 2024, and may occur later or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of the Casa Grande manufacturing facilities, or other future manufacturing facilities.
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
•our ability to finalize release candidate specifications for Project Gravity as planned and on the desired timeline;
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
We expect that we will require additional financing to fund our planned operations and expansion plans. If we are unable to arrange for required funds under the terms and on the timeline that we anticipate, our plans for tooling and building out our manufacturing facilities and for commercial production of our electric vehicles could be significantly delayed, which would materially adversely affect our business, prospects, financial condition and results of operations. See “Risks Related to Financing and Strategic Transactions — We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.”

Our ability to continue production and our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.

Our success, including our ability to continue production of the Lucid Air, will depend on our ability to enter into supplier agreements and maintain our relationships with hundreds of suppliers that are critical to the output and production of our vehicles. To date, we have not secured long-term supply agreements for all of our components and for some components such as battery cells our supply agreements do not guarantee sufficient quantities of components for our vehicle production ramp curve. The supplier agreements we have or may enter into with key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of battery cells and other components often contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials and equipment, whether due to supply chain or logistics issues or due to inflation, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.

We may also be at a disadvantage in negotiating supply agreements for the production of our vehicles due to our limited operating history. In addition, given that in many cases we are an aggregator of automotive parts produced by third party manufacturers, there is the possibility that supply agreements for the parts and components for our vehicles could be at costs that make it difficult for us to operate profitably.

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

As we scale commercial production of our vehicles or any future energy storage systems, we have experienced and may continue to experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. For example, as we continue our phased construction of our AMP-1 facility, we have experienced increases in steel prices and cost of construction labor. In addition, we use various materials in our business, including aluminum, steel, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions, inflationary pressure and global demand for these materials, including as a result of increased production of electric vehicles, energy storage products by our competitors and the global supply chain crisis, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

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

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions have and may continue to result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our expected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We cannot provide any assurance as to whether we will be able to develop efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, or to satisfy the requirements of customers and potential customers. Any failure to develop such logistics and production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Bottlenecks and other unexpected challenges have and may continue to arise as we ramp production of the Lucid Air, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

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
Any defects, delays or legal restrictions on vehicle features, or other failure of our vehicles to perform as expected, could harm our reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims and significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. Any such defects or noncompliance with legal requirements could also result in safety recalls. See “— Risks Related to Litigation and Regulation — We have in the past and may choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.” As a new entrant to the industry attempting to build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for our vehicles.
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
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. Although we have partnered with Electrify America and may partner with other third-party electric vehicle charging providers to offer charging stations to our customers, the charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread charging infrastructure, and some potential customers may be conditioned to favor or expect proprietary charging solutions, such as Tesla’s Supercharger network. In addition, although the current U.S. presidential administration has proposed a plan to deploy 500,000 additional public charging stations across the United States by 2030, appropriations for such a deployment may not occur at proposed levels, which could serve to limit the development of public charging infrastructure and increase the relative attractiveness to potential customers of a proprietary charging solution.
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

Because commercial production of the Lucid Air has recently begun, we have limited experience servicing or repairing our vehicles. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Furthermore, some vehicle repairs may be done via over-the-air software updates, which poses additional risks to the vehicles software if any issues arise during an update. In addition, we plan to partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers or develop and implement the necessary IT infrastructure to support them. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our vehicles. We also have a limited network of locations to perform service and will also rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.

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
We provide a new vehicle limited warranty on all vehicles and powertrain components and systems we sell. Now that our vehicles are in commercial production, we will need to maintain reserves to cover part replacement and other vehicle repair needs, including any potential software upgrades or warranty claims. In addition, we expect to provide a manufacturer’s warranty on any future products, including energy storage systems we sell and may provide additional warranties on installation workmanship or performance guarantees. Warranty reserves will include our management team’s best estimate of the projected costs to repair or to replace items under warranty. Such estimates are inherently uncertain, particularly in light of our limited operating history and the limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves in the future. If our reserves are inadequate to cover future maintenance requirements on our vehicles, our business, prospects, financial condition and results of operations could be materially and adversely affected. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing reserves will be sufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty, we may be exposed to materially higher warranty, parts replacement and repair expenses than we expect, and our reserves may be insufficient to cover such expenses.
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
We and our suppliers may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona are located in a sandstorm-, flood- and tornado-prone area. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the ongoing COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, the military invasion of Ukraine by Russia and the sanctions against Russia resulting from such conflict may increase the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.
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
In addition, as we expand our service network and scale the manufacturing of our vehicles and any future energy storage products, we will need to store lithium-ion cells at our Lucid Studios and our Casa Grande, Arizona manufacturing facilities. Any mishandling of battery cells or safety issue or fire related to the cells could disrupt our operations. Such damage or injury could also lead to adverse publicity and potentially a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our vehicles and negatively affect our results of operations and financial condition. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, results of operations and financial condition.
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
Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and use our vehicles, products and systems to (i) gain control of, (ii) change the functionality, user interface and performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products and systems. Advances in technology, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems are also vulnerable to damage or interruption from, among other things, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, or misuse, mistake or other attempts to harm our products and systems. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers and/or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.
These risks have been heightened in connection with the ongoing conflict between Russia and Ukraine and we cannot be certain how this new risk landscape will impact our operations. When geopolitical conflicts develop, government systems as well as critical infrastructures such as financial services and utilities may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. There can be no assurance that our business will not become a potential target as adversaries may attack networks and systems indiscriminately. Such cyberattacks may potentially cause unauthorized access to our sensitive data (including our proprietary software codes), products, and systems, causing data breach, or disruption, modification, destruction to our systems and applications. As a result, we may suffer monetary losses, business interruption, and long-lasting operational issues, damage to our reputation and brand, loss of our intellectual property or trade secrets.

If we are unable to protect our products and systems (and the information stored in our systems) from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such problems or security breaches could have negative consequences for our business and future prospects, including compromise of vehicle integrity and physical safety, causing monetary losses, giving rise to liabilities under our contracts or to the owners of the applicable information, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property or trade secrets. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, systems or data, as well as other factors that may result in the perception that our vehicles, systems or data are vulnerable to being “hacked,” could negatively affect our brand. In addition, some members of the U.S. federal government, including certain members of Congress and the National Highway Traffic Safety Administration (“NHTSA”), have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe has introduced new regulations governing connected vehicle cybersecurity, which became effective in January 2021 and are expected to apply in the European Union to all new vehicle types beginning in July 2022 and to all existing architectures/new vehicles from July 2024. Such regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect the timing of our entry into the European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulation.
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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020, Canada adopted the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and continues to amend the statute, the United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022, and the Kingdom of Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which will take effect in March 2023. Each of the GDPR, the CCPA, the PIPEDA, the DPL and the PDPL impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR, CCPA, PIPEDA, DPL and PDPL) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

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
Our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. Although we do not currently anticipate widespread departure of our senior leadership team or other key employees, it is always possible that we could lose some key personnel, especially if we are unable to grant equity awards or if the volatility of our stock price increases. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers and Arizona, where we have a substantial presence and a need for a large skilled repair, logistics, and manufacturing workforce. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19 and the recent conflict in Ukraine. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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
We will need to hire and train a significant number of employees to engage in full capacity commercial manufacturing operations. This needs to be accomplished in a very short period of time in order for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, training and managing a large workforce, such as establishing efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating an effective company culture, and these risks and challenges may be exacerbated by the short period of time in which we intend to scale up our hourly workforce. Although the area surrounding our Casa Grande, Arizona manufacturing facilities is home to a highly trained workforce with experience in engineering and manufacturing, this workforce does not have significant experience with electric vehicle manufacturing, and many jobs will require significant training. Further, competition for employees in the Casa Grande, Arizona has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area. If we are unsuccessful in hiring and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
Furthermore, although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, or similar activities with certain consultation rights with respect to the relevant companies’ operations. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations or financial condition.

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
In addition, motor vehicles are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Lucid Air and any future vehicles will be subject to substantial regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency, NHTSA, other federal agencies, various state agencies and various state boards, and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time to time, and we could become subject to additional regulations in the future, which would increase the effort and expense of compliance. In addition, federal, state and local laws and industrial standards for electric vehicles are still developing, and we face risks associated with changes to these regulations, which could have an impact on the acceptance of our electric vehicles, and increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote electric vehicles. Compliance with these regulations is challenging, burdensome, time consuming and expensive. If compliance results in delays or substantial expenses, our business could be adversely affected.
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

Our business plan includes the direct sale of vehicles to retail consumers, both at retail locations and over the internet. The laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license to sell new motor vehicles within the state, and many states prohibit manufacturers or their affiliates from becoming licensed dealers and directly selling new motor vehicles to retail consumers from within that state. In addition, most states require that we have a physical dealership location in the state before we can be licensed as a dealer. We are currently licensed as a motor vehicle dealer in several states and anticipate that we can become a licensed dealer in additional states as we open retail locations in those states. In some states, we have also opened or expect to open Lucid Studios to educate and inform customers about our vehicles, but those Lucid Studios will not actually transact in the sale of vehicles. The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so.
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
We have in the past and may choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.
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

For example, beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the Complaint will be successful or that it will avoid liability in these matters.
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
In addition, two separate purported shareholders of the Company filed shareholder derivative actions, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California federal court, captioned Sahr Lebbie v. Peter Rawlinson, et al., Case No. 4:22-cv-00531-YGR (N.D. Cal.) (filed on January 26, 2022) and Zsata Williams-Spinks v. Peter Rawlinson, et al, Case No. 4:22-cv-01115-YGR (N.D. Cal.) (filed on February 23, 2022). The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the Consolidated Class Action, the Lebbie complaint asserts claims for unjust enrichment, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets and a claim for contribution under Sections 10(b) and 21D of the Exchange Act in connection with the Consolidated Class Action and the Williams-Spinks complaint asserts claims for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, contribution under Sections 10(b) and 21D of the Exchange Act, and aiding and abetting breach of fiduciary duty in connection with the Consolidated Class Action. The complaints seek compensatory damages, interest thereon, certain corporate governance reforms, and attorneys’ fees and expenses. The Company is advancing defendants’ fees and expenses incurred in their defense of the actions.
On April 1, 2022, a putative class action was filed by purported shareholder Victor Mangino under federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to statements updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaint was filed in the Northern District of California, captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD. The complaint names as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally alleges that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the complaint will be successful or that it will avoid liability in these matters.
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
Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and Project Gravity, which could harm our business and prospects.”
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
Changes in U.S. trade policy, including the imposition of tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.
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
In early 2022, in response to actions taken by the Russia against Ukraine, the United States and other countries around the world undertook rapidly evolving and escalating campaigns targeting Russia and Belarus, and Russian and Belarussian entities and persons, with significant new economic sanctions designations and embargoes, financial restrictions, trade controls and other government restrictions.
Although we are not aware of any company-related operations or activities in these jurisdictions, these economic sanctions and other laws and regulations could disrupt our supply chains, impair our ability to compete in current or future markets, or otherwise subject us to potential liability. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the growing sanctions and trade control programs around the globe related to Russia and Belarus, we cannot be assured that these procedures are always effective or that we, or third parties, many of whom we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, agents, intermediaries, or other third parties to comply with applicable laws and regulations could also have negative consequences for us, including reputational harm, government investigations, loss of export privileges, and penalties or fines. These economic sanctions and other restrictions continue to evolve, and the long-term potential impact on our operations and business is still unclear.
In addition, the United States recently enacted federal legislation that revokes normal trade relations between Russia and Belarus. As a result, imports of merchandise that is of Russian- or Belarussian-origin are subject to potentially higher import duty rates. To the extent such merchandise is found in our cross-border supply chains and subject to higher duties, the suspension of normal trade relations with Russian and Belarus could increase our input costs, which could have adverse impacts on our business and financial condition.
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
We have licensed and plan to further license patents and other intellectual property from third parties, including, but not limited to, suppliers and service providers, and we may face claims that our use of this in-licensed technology infringes, misappropriates or otherwise violates the intellectual property rights of third parties. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses. Furthermore, disputes may arise with our licensors regarding the intellectual property subject to, and any of our rights and obligations under, any license or other commercial agreement.
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
We use open source software in our products and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. While we monitor our use of open source software, compliance with open source licenses by us and third party suppliers of software to us, and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the re-engineering process successfully.

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

We have funded our operations since inception primarily through equity and convertible debt financings. For example, in December 2021, we issued approximately $2 billion of 1.25% convertible senior notes due 2026 (the “2026 Notes”). We anticipate that we will need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, during fiscal year 2022, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to Peter Rawlinson, our Chief Executive Officer and Chief Technology Officer, that were previously granted to him in March 2021 through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on each vesting date. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding. Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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
We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, including as a result of the ongoing COVID-19 pandemic, inflation, interest rate changes and the ongoing conflict between Ukraine and Russia, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our results of operations, prospects and financial condition.

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

In December 2021, we issued approximately $2.0 billion principal amount of 2026 Notes. See Note 6 - Long-Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of March 31, 2022, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2034 and state research and development credit carryforwards with no expiration. As of March 31, 2022, we maintain a full valuation allowance for our net deferred tax assets.
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
In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a formal Section 382 study of our equity transactions through December 31, 2020. The study determined that we experienced an “ownership change” in 2016, and we will not be able to utilize approximately $12 million of our gross U.S. federal NOL and $15 million of gross U.S. federal research and development tax credit (or $3 million in net credit) carryforwards. Similar provisions of state law may also apply to limit our use of accumulated state tax attributes from the same period.
We have not yet completed an analysis of whether the business combination also caused an “ownership change.” In addition, future changes in our stock ownership may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing the NOL carryforwards and tax credits existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize NOL carryforwards and tax credits. To the extent we are not able to offset future taxable income with our NOL carryforwards and tax credits, our net income and cash flows may be adversely affected.
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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” In light of the SEC Warrant Accounting Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” Churchill’s management evaluated the terms of the Warrant Agreement entered into in connection with the Churchill IPO and concluded that the warrants include provisions that, based on the SEC Warrant Accounting Statement, preclude the warrants from being classified as components of equity. As a result, Churchill classified the warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the warrants and that such gains or losses could be material.
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
As part of such requirements, we are required to provide management’s attestation on the report on internal control over financial reporting by our independent registered public accounting firm. Prior to the Transactions, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as Churchill’s operations prior to the Transactions were insignificant compared to those of the consolidated entity post-Transactions. The design of internal controls over financial reporting for our business post-Transactions has required and will continue to require significant time and resources from management and other personnel.
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
The price of our common stock is volatile, and this volatility may negatively impact the market price of our common stock and the trading price of the 2026 notes.
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
•sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur, including the expiration of the lock-up periods applicable to certain holders of our common stock pursuant to the Sponsor Agreement;
•general economic and political conditions, such as recessions, interest rates, pandemics (such as COVID-19), inflation, changes in diplomatic and trade relationships and acts of war or terrorism, and natural disasters; and
•other risk factors listed in this section “Risk Factors.”
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the 2026 Notes regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including, most recently, the impact of the conflict between Ukraine and Russia, natural disasters, the novel coronavirus, COVID-19, and any other global pandemics, as well as general economic, political and market conditions such as recessions, inflation, or interest rate changes, may seriously affect the market price of our common stock and other securities, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following the Transactions. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Furthermore, the stock markets in general, and the markets for technology and electric vehicle stocks in particular, have experienced extreme volatility, including as a result of the COVID-19 pandemic, that has sometimes been unrelated to the operating performance of the issuer. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, hedging activity by holders of the 2026 Notes may impact the market price of our common stock, in particular during any redemption conversion period in connection with a redemption of 2026 Notes or any observation period for a conversion of 2026 Notes.
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

Pursuant to the Investor Rights Agreement, the Sponsor has agreed to restrictions on the sale or transfer of shares of common stock and Private Placement Warrants held by it for a period of 18 months after the Closing of the Transactions. However, following the expiration of this lock-up period, the Sponsor will not be restricted from selling our securities held by it, other than by applicable securities laws. In addition, pursuant to the Investor Rights Agreement, Ayar, the Sponsor, and certain other parties thereto are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights. If one or more of these stockholders were to sell a substantial portion of the shares they hold, it could cause the trading price of our common stock to decline.
We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies.
As of March 31, 2022, Ayar held approximately 60.9% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
Further, this concentration of ownership and voting power allows Ayar to control our decisions, including matters requiring approval by our stockholders (such as, subject to the Investor Rights Agreement, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock and the trading price of the 2026 Notes.
The Sponsor and Ayar beneficially own a significant equity interest in us and may take actions that conflict with your interests.
The interests of the Sponsor and Ayar may not align with our interests and the interests of our other stockholders or securityholders. The Sponsor and Ayar are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor and Ayar and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Quarterly Report.
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
Some provisions of Delaware law and our current certificate of incorporation and our current bylaws may deter third parties from acquiring us and diminish the value of our common stock and the 2026 Notes.
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
These provisions in our current certificate of incorporation and our current bylaws, as well as Delaware law, may discourage, delay or prevent a transaction involving a change in our control that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock or the trading price of the 2026 Notes if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our Board and take other corporate actions, which could also affect the price investors are willing to pay for our common stock or the 2026 Notes.
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
Item 5. Other Information
Saudi Industrial Development Fund (“SIDF”) Loan Agreement
On February 27, 2022, Lucid LLC, a limited liability company established in the Kingdom of Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with the SIDF. See Note 6 – Long-Term Debt – Saudi Industrial Development Fund (“SIDF”) Loan Agreement in our condensed consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference, for more information.
The foregoing description of the SIDF Loan Agreement is only a summary and is qualified in its entirety by reference to the full texts of the Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with Gulf International Bank, an affiliate of PIF, which is an affiliate of Ayar, our controlling stockholder. See Note 20 – Subsequent Events in our condensed consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference to the extent it describes the GIB Facility Agreement, for more information.
The foregoing description of the GIB Facility Agreement is only a summary and is qualified in its entirety by reference to the full text of the GIB Facility Agreement, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2022.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:
EXHIBIT INDEX

Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith

10.1#	Loan Agreement, dated as of February 27, 2022, between Lucid LLC and Saudi Industrial Development Fund (English version only)					X

10.2#	Side Letter to Loan Agreement, dated as of February 27, 2022, between Lucid LLC and Saudi Industrial Development Fund (English version only)					X

10.3	Letter of Undertaking, dated as of April 20, 2022, between Lucid LLC and Ministry of Finance of the Kingdom of Saudi Arabia (English version only)					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

#    Certain identified information has been excluded from the exhibit because such information is both (i) not material and (ii) is the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: May 5, 2022	By:	/s/ Sherry House
Name: Sherry House
Title: Chief Financial Officer