Form 10-Q
period 2022-06-30
Lucid Group, Inc.
filed 2022-08-03
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at July 28, 2022: 1,672,806,695

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3
	Frequently Used Terms	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	7
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (Unaudited)	7
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	8
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (Unaudited)	11
	Notes to Condensed Consolidated Financial Statements (Unaudited)	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Control and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 6.	Exhibits	90

SIGNATURES		91

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to energy storage systems and automotive partnerships, manufacturing capabilities and facilities, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our go-to-market strategy, our financial and operating outlook, future market launches and international expansion, including our planned manufacturing facility in Saudi Arabia and related timing and value to Lucid, and our needs for additional financing. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, market, financial, political and legal conditions, including the ongoing conflict between Russia and Ukraine;
•risks related to prices and availability of commodities, our supply chain, logistics, inventory management and quality control, and our ability to complete the tooling of our manufacturing facilities over time and scale production of the Lucid Air and other vehicles;
•risks related to the uncertainty of our projected financial information;
•risks related to the timing of expected business milestones and commercial product launches, including our ability to mass produce the Lucid Air and complete the tooling of our manufacturing facility;
•risks related to the expansion of our manufacturing facility, the construction of new manufacturing facilities and the increase of our production capacity;
•our ability to manage expenses;
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
•our ability to establish and expand our brand, and capture additional market share, and the risks associated with negative press or reputational harm;
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
•the impact of the global COVID-19 pandemic on our supply chain, including COVID-related shutdowns of our suppliers’ facilities in China, projected results of operations, financial performance or other financial metrics, or on any of the foregoing risks; and
•other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (the “SEC”).

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part II, Item 1A. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that Lucid currently does not know or that Lucid currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect our expectations, plans or forecasts of future events and views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our assessments to change. However, while we may elect to update the forward-looking statements at some point in the future, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. The forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

“2026 Notes” are to the 1.25% Convertible Senior Notes due 2026;

“AMP-1” are to our Advanced Manufacturing Plant 1 in Casa Grande, Arizona;

“Ayar” are to Ayar Third Investment Company, an affiliate of PIF;

“Board” or “Board of Directors” are, prior to consummation of the Transactions, to the board of directors of Legacy Lucid, and, following consummation of the Transactions, to the board of directors of Lucid Group Inc., a Delaware corporation;

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

“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill, Legacy Lucid and Air Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Churchill, as the same has been or may be amended, modified, supplemented or waived from time to time;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,157,449	$6,262,905
Short-term investments	1,136,633	—
Accounts receivable, net	1,294	3,148
Inventory	553,045	127,250
Prepaid expenses	48,963	70,346
Other current assets	69,105	43,328
Total current assets	4,966,489	6,506,977
Property, plant and equipment, net	1,615,435	1,182,153
Right-of-use assets	198,207	161,974
Long-term investments	278,055	—
Other noncurrent assets	71,233	30,609
TOTAL ASSETS	$7,129,419	$7,881,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,070	$41,342
Accrued compensation	55,550	32,364
Finance lease liabilities, current portion	4,657	4,183
Other current liabilities	464,819	318,212
Total current liabilities	654,096	396,101
Finance lease liabilities, net of current portion	5,377	6,083
Common stock warrant liability	536,635	1,394,808
Long-term debt	1,989,200	1,986,791
Other long-term liabilities	233,725	188,575
Total liabilities	3,419,033	3,972,358
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 1,673,401,436 and 1,648,413,415 shares issued and 1,672,543,611 and 1,647,555,590 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	167	165
Additional paid-in capital	10,099,209	9,995,778
Treasury stock, at cost, 857,825 shares at June 30, 2022 and December 31, 2021	(20,716)	(20,716)
Accumulated other comprehensive loss	(691)	—
Accumulated deficit	(6,367,583)	(6,065,872)
Total stockholders’ equity	3,710,386	3,909,355
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,129,419	$7,881,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$97,336	$174	$155,011	$487

Costs and expenses
Cost of revenue	292,342	19	538,312	104
Research and development	200,381	176,802	386,457	344,171
Selling, general and administrative	163,812	72,272	386,971	203,924
Total cost and expenses	656,535	249,093	1,311,740	548,199

Loss from operations	(559,199)	(248,919)	(1,156,729)	(547,712)

Other income (expense), net
Change in fair value of forward contracts	—	(12,382)	—	(454,546)
Change in fair value of convertible preferred stock warrant liability	—	—	—	(6,976)
Change in fair value of common stock warrant liability	334,843	—	858,173	—
Interest expense	(7,189)	(30)	(14,908)	(35)
Other income (expense), net	11,188	(390)	12,144	(400)
Total other income (expense), net	338,842	(12,802)	855,409	(461,957)
Loss before provision for income taxes	(220,357)	(261,721)	(301,320)	(1,009,669)
Provision for income taxes	68	5	391	9
Net loss	(220,425)	(261,726)	(301,711)	(1,009,678)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	—	(2,167,332)
Net loss attributable to common stockholders, basic	(220,425)	(261,726)	(301,711)	(3,177,010)
Change in fair value of dilutive warrants	(334,843)	—	(858,173)	—
Net loss attributable to common stockholders, diluted	$(555,268)	$(261,726)	$(1,159,884)	$(3,177,010)

Weighted average shares outstanding used in computing net loss per share attributable to common stockholders, basic	1,669,303,813	36,298,508	1,661,960,471	34,484,767
Weighted average shares outstanding used in computing net loss per share attributable to common stockholders, diluted	1,686,815,404	36,298,508	1,684,328,007	34,484,767
Net loss per share attributable to common stockholders, basic	$(0.13)	$(7.21)	$(0.18)	$(92.13)
Net loss per share attributable to common stockholders, diluted	$(0.33)	$(7.21)	$(0.69)	$(92.13)

Other comprehensive loss
Net unrealized losses on investments, net of tax	$(691)	$—	$(691)	$—
Comprehensive loss	(221,116)	(261,726)	(302,402)	(1,009,678)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	—	(2,167,332)
Comprehensive loss attributable to common stockholders	$(221,116)	$(261,726)	$(302,402)	$(3,177,010)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
Unaudited
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2022	Shares(1)	Amount
Balance as of March 31, 2022	1,666,739,708	$167	$9,997,176	$(20,716)	$—	$(6,147,158)	$3,829,469
Net loss	—	—	—	—	—	(220,425)	(220,425)
Net unrealized losses on investments, net of tax	—	—	—	—	(691)	—	(691)
Issuance and sale of common stock for tax withholdings of employee RSUs	—	—	(8,976)	—	—	—	(8,976)
Issuance of common stock upon vesting of employee RSUs	960,651	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	751,036	—	12,882	—	—	—	12,882
Issuance of common stock upon exercise of stock options	4,092,216	—	3,735	—	—	—	3,735
Stock-based compensation	—	—	94,392	—	—	—	94,392
Balance as of June 30, 2022	1,672,543,611	$167	$10,099,209	$(20,716)	$(691)	$(6,367,583)	$3,710,386

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three Months Ended June 30, 2021	Shares(1)	Amount	Shares(1)	Amount
Balance as of March 31, 2021	1,088,999,959	$4,454,811	35,689,218	$3	$6,196	$(4,234,062)	$(4,227,863)
Net loss	—	—	—	—	—	(261,726)	(261,726)
Issuance of Series E convertible preferred stock	66,909,408	1,361,273	—	—	15,719	—	15,719
Stock-based compensation related to Series E convertible preferred stock	—	20,701	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,109,932	—	950	—	950
Stock-based compensation	—	—	—	—	3,748	—	3,748
Balance as of June 30, 2021	1,155,909,367	$5,836,785	36,799,150	$3	$26,613	$(4,495,788)	$(4,469,172)

The accompanying notes are an integral part of these condensed consolidated financial statements.

______________________________________________________________
(1) The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger. See Note 1 “Description of Business” and Note 3 “Reverse Capitalization” for more information.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) - continued
Unaudited
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2022	Shares(1)	Amount
Balance as of January 1, 2022	1,647,555,590	$165	$9,995,778	$(20,716)	$—	$(6,065,872)	$3,909,355
Net loss	—	—	—	—	—	(301,711)	(301,711)
Net unrealized losses on investments, net of tax	—	—	—	—	(691)	—	(691)
Issuance and sale of common stock for tax withholdings of employee RSUs	—	—	(191,241)	—	—	—	(191,241)
Issuance of common stock upon vesting of employee RSUs	8,041,659	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	751,036	—	12,882	—	—	—	12,882
Issuance of common stock upon exercise of stock options	16,195,326	1	12,848	—	—	—	12,849
Stock-based compensation	—	—	268,943	—	—	—	268,943
Balance as of June 30, 2022	1,672,543,611	$167	$10,099,209	$(20,716)	$(691)	$(6,367,583)	$3,710,386

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Six Months Ended June 30, 2021	Shares(1)	Amount	Shares(1)	Amount
Balance as of January 1, 2021	957,159,704	$2,494,076	28,791,702	$3	$38,113	$(1,356,893)	$(1,318,777)
Net loss	—	—	—	—	—	(1,009,678)	(1,009,678)
Repurchase of Series B convertible preferred stock	(3,525,365)	—	—	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	1,546,799	12,936	—	—	—	—	—
Issuance of Series E convertible preferred stock	200,728,229	3,206,159	—	—	(22,396)	(2,129,217)	(2,151,613)
Stock-based compensation related to Series E convertible preferred stock	—	123,614	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	8,007,448	—	5,266	—	5,266
Stock-based compensation	—	—	—	—	5,630	—	5,630
Balance as of June 30, 2021	1,155,909,367	$5,836,785	36,799,150	$3	$26,613	$(4,495,788)	$(4,469,172)

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

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(301,711)	$(1,009,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,690	11,738
Amortization of insurance premium	14,924	2,747
Non-cash operating lease cost	8,952	13,502
Stock-based compensation	268,943	129,244
Amortization of debt discounts and issuance costs	2,409	—
Inventory write-downs	178,057	—
Change in fair value of contingent forward contract liability	—	454,546
Change in fair value of preferred stock warrant liability	—	6,976
Change in fair value of common stock warrant liability	(858,173)	—
Other non-cash items	(5)	56
Changes in operating assets and liabilities:
Accounts receivable	1,608	(220)
Inventory	(603,852)	(27,181)
Prepaid expenses	6,459	(22,183)
Other current assets	(32,199)	(2,380)
Other noncurrent assets	(27,556)	(3,870)
Accounts payable	49,596	(11,871)
Accrued compensation	23,186	7,990
Operating lease liability	(6,944)	(7,742)
Other current liabilities	179,544	633
Other long-term liabilities	7,795	3,889
Net cash used in operating activities	(1,008,277)	(453,804)
Cash flows from investing activities:
Purchases of property, plant and equipment	(494,900)	(206,533)
Proceed from sale of property, plant and equipment	—	19
Purchases of investments	(1,419,223)	—
Net cash used in investing activities	(1,914,123)	(206,514)
Cash flows from financing activities:
Payment for short-term insurance financing note	(15,330)	(2,747)
Payment for finance lease liabilities	(2,401)	(1,364)
Proceeds from short-term insurance financing note	—	10,950
Proceeds from borrowings	6,663	—
Repurchase of Series B convertible preferred stock	—	(3,000)
Proceeds from issuance of Series D convertible preferred stock	—	3,000
Proceeds from issuance of Series E convertible preferred stock	—	600,000
Proceeds from exercise of stock options	12,849	5,266
Proceeds from employee stock purchase plan	12,882	—
Stock repurchases from employees for tax withholdings	(191,241)	—
Payment for credit facility issuance costs	(6,631)	—
Net cash (used in) provided by financing activities	(183,209)	612,105
Net decrease in cash, cash equivalents, and restricted cash	(3,105,609)	(48,213)
Beginning cash, cash equivalents, and restricted cash	6,298,020	640,418
Ending cash, cash equivalents, and restricted cash	$3,192,411	$592,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
Unaudited
(in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$12,282	$198
Cash paid for taxes	480	—
Supplemental disclosure of non-cash investing and financing activity:
Increases (decreases) in purchases of property, plant and equipment included in accounts payable and accrued expenses	17,240	(24,661)
Property, plant and equipment and right-of-use assets obtained through leases	47,022	4,437
Issuance of Series D convertible preferred stock upon exercise of preferred stock warrants	—	9,936
Issuance of Series E convertible preferred stock contingent forward contracts	—	2,167,332
Capital contribution upon forfeit of Series E awards	—	15,719
Issuance of Series E convertible preferred stock upon settlement of contingent forward contracts		(2,621,878)
Capital leases retired upon adoption of new lease accounting standard	$—	$3,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2022
NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Lucid Group, Inc. (“Lucid”) is a technology and automotive company focused on designing, developing, manufacturing, and selling the next generation of EV, EV powertrains and battery systems.
Lucid was originally incorporated in Delaware on April 30, 2020 under the name Churchill Capital Corp IV (formerly known as Annetta Acquisition Corp) (“Churchill”) as a special purpose acquisition company with the purpose of effecting a merger with one or more operating businesses. On February 22, 2021, Churchill entered into a definitive merger agreement (the “Merger Agreement”) with Atieva, Inc. (“Legacy Lucid”) in which Legacy Lucid would become a wholly owned subsidiary of Churchill (the “Merger”). Upon the closing of the Merger on July 23, 2021 (the “Closing”), Churchill was immediately renamed to “Lucid Group, Inc.” The Merger between Churchill and Legacy Lucid was accounted for as a reverse recapitalization. See Note 3 “Reverse Recapitalization” for more information.
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
From inception through June 30, 2022, the Company has incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2022 and 2021, the Company has incurred operating losses, including net losses of $301.7 million and $1,009.7 million, respectively. The Company has an accumulated deficit of $6.4 billion as of June 30, 2022.
During the quarter ended June 30, 2021, the Company completed the first phase of the construction of its newly built manufacturing plant in Casa Grande, Arizona (the “Arizona plant”). The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company continues to expand the Arizona plant, start the construction of a manufacturing facility in the Kingdom of Saudi Arabia (the “KSA Facility”), and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, above and beyond the expected cash inflows from the initial sales of the Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
The Company’s existing sources of liquidity include cash, cash equivalents and investments. Historically, the Company funded operations primarily with issuances of convertible preferred stock and convertible notes. Upon the completion of the Merger, the Company received $4,400.3 million in cash proceeds, net of transaction costs. In December 2021, the Company issued an aggregate of $2,012.5 million principal amount of 1.25% convertible senior notes due in December 2026. In addition, during the six months ended June 30, 2022, the Company entered into a loan agreement with the Saudi Industrial Development Fund (“SIDF”) with an aggregate principal amount of up to approximately $1.4 billion, revolving credit facilities with Gulf International Bank (“GIB”) in an aggregate principal amount of approximately $266.5 million and a new five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with an initial aggregate principal commitment amount of up to $1.0 billion, See Note 6 “Long-term Debt” for additional information.
Certain Significant Risks and Uncertainties

The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully electric vehicles and advanced electric vehicle powertrain components, including battery pack systems, (iii) production and manufacturing ramps at existing manufacturing facilities in Casa Grande, Arizona, (iv) Phase 2 of construction at Advanced Manufacturing Plant 1 (“AMP-1”) in Casa Grande, Arizona, (v) the start of construction of a manufacturing facility in the Kingdom of Saudi Arabia, and (vi) expansion of our retail studios and service centers capabilities throughout North America and across the globe. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key personnel. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing.

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
The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty. Infection rates vary across the jurisdictions in which the Company operates. Governmental authorities have continued to implement numerous and constantly evolving measures to attempt to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. The Company has taken proactive action to protect the health and safety of its employees, customers, partners and suppliers, consistent with the latest and evolving governmental guidelines. Until the COVID-19 pandemic is adequately contained, the Company expects to continue to implement appropriate measures. The Company continues to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations and requirements or as the Company otherwise sees fit to protect the health and safety of its employees, customers, partners and suppliers.
While certain of the Company and its suppliers’ operations have from time-to-time been temporarily affected by government-mandated restrictions, the Company was able to commence deliveries of the Lucid Air to customers and to proceed with the construction of the Arizona plant. Broader impacts of the pandemic have included inflationary pressure as well as ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. Because the Company relies on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in its vehicles, as well as provisioning and servicing equipment in its manufacturing facilities, the Company has been affected by inflation and such industry-wide challenges in logistics and supply chains. While the Company continues to focus on mitigating risks to its operations and supply chain in the current industry environment, the Company expects that these industry-wide trends will continue to impact its cost structure as well as its ability and the ability of its suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, the determination of the useful lives of property and equipment, fair value of preferred stock warrants, fair value of common stock warrants, fair value of contingent forward contracts liability, valuation of deferred income tax assets and uncertain tax positions, fair value of common stock and other assumptions used to measure stock-based compensation expense, and estimated incremental borrowing rates for assessing operating and financing lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$3,157,449	$6,262,905	$557,938	$614,412
Restricted cash included in other current assets	4,039	10,740	10,989	11,278
Restricted cash included in other noncurrent assets	30,923	24,375	23,278	14,728
Total cash, cash equivalents, and restricted cash	$3,192,411	$6,298,020	$592,205	$640,418
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, and investments. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but at times its deposits may exceed federally insured limits.
Concentration of Supply Risk
The Company is dependent on its suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of its products according to the schedule and at prices, quality levels and volumes acceptable to the Company, or its inability to efficiently manage these components, could have a material adverse effect on the Company’s results of operations and financial condition.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on February 28, 2022. Except for the policy described below, there have been no significant changes to the Company’s accounting policies during the three and six months ended June 30, 2022.
Investments

The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and they are stated at fair value. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on our investments of available-for-sale securities are recorded in accumulated other comprehensive loss which is included within stockholders’ equity. Interest, dividends, amortization and accretion of purchase premiums and discounts on our investments of available-for-sale securities are included in other income (expense), net. The cost of securities sold is determined using the specific identification method. Realized gains and losses on the sale of available-for-sale securities are recorded in other income (expense), net.

Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The disclosure requirements include information about the nature of the transactions and the related accounting policy, the line items on the balance sheet and income statement that are affected by the transactions, the amount applicable to each financial statement line and significant terms and conditions of the transactions. The guidance is effective for annual periods beginning after December 15, 2021 and can be applied either prospectively or retrospectively. The Company adopted ASU 2021-10 prospectively on January 1, 2022. The adoption of this ASU did not have an impact to the condensed consolidated financial statements and related disclosures.
NOTE 3 – REVERSE RECAPITALIZATION
On July 23, 2021, upon the consummation of the Merger, all holders of 451,295,965 issued and outstanding Legacy Lucid common stock received shares of Lucid common stock at a deemed value of $10.00 per share after giving effect to the exchange ratio of 2.644 (the “Exchange Ratio”) resulting in 1,193,226,511 shares of Lucid common stock issued and outstanding as of the Closing and all holders of 42,182,931 issued and outstanding Legacy Lucid equity awards received Lucid equity awards covering 111,531,080 shares of Lucid common stock at a deemed value of $10.00 per share after giving effect to the Exchange Ratio, based on the following events contemplated by the Merger Agreement:
•the cancellation and conversion of all 437,182,072 issued and outstanding shares of Legacy Lucid preferred stock into 437,182,072 shares of Legacy Lucid common stock at the conversion rate as calculated pursuant to Legacy Lucid’s memorandum and articles of association at the date and time that the Merger became effective;
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
•Churchill and the Churchill Sponsor entered into a letter agreement (the “Sponsor Agreement”), pursuant to which the Churchill Sponsor agreed that 17,250,000 shares of Churchill’s issued and outstanding common stock beneficially held by the Churchill Sponsor (the “Sponsor Earnback Shares”) and 14,783,333 Private Placement Warrants beneficially held by the Churchill Sponsor (the “Sponsor Earnback Warrants”) to purchase shares of the Churchill’s common stock shall become subject to transfer restrictions and contingent forfeiture provisions upon the Closing of the Merger until Lucid’s stock price exceeded certain predetermined levels in the post-Merger period. Any such shares and warrants not released from these transfer restrictions during the earnback period, which expires on the fifth anniversary of the Closing, will be forfeited back to Lucid for no consideration. See Note 12 “Earnback Shares and Warrants” for more information; and
•Churchill redeemed 21,644 public shares of Churchill’s Class A common stock at approximately $10.00 per share for an aggregate payment of $0.2 million.

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
(1) The 51,750,000 shares beneficially owned by the Churchill Sponsor as of the Closing of the Merger includes the 17,250,000 Sponsor Earnback Shares.
(2) Reflects the sale and issuance of 166,666,667 shares of common stock to the PIPE Investors at $15.00 per share.
(3) Excludes 111,531,080 shares of common stock as of the Closing of the Merger to be reserved for potential future issuance upon the exercise of Lucid options or settlement of Lucid RSUs.
(4) Excludes the 85,750,000 warrants issued and outstanding as of the Closing of the Merger, which includes the 41,400,000 public warrants and the 44,350,000 Private Placement Warrants held by the Churchill Sponsor. The 44,350,000 Private Placement Warrants beneficially owned by the Churchill Sponsor as of the consummation of the Merger includes the 14,783,333 Sponsor Earnback Warrants.
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
NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$400,109	$87,646
Work in progress	103,721	30,641
Finished goods	49,215	8,963
Total inventory	$553,045	$127,250
Inventory as of June 30, 2022 and December 31, 2021 was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders and new vehicles available for sale. We write down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value.

During the three and six months ended June 30, 2022, we recorded write-downs of $81.7 million and $178.1 million, respectively, in cost of revenues. No write-downs were recorded during the three and six months ended June 30, 2021.
Property, plant and equipment, net
Property, plant and equipment as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Land and land improvements	$33,302	$1,050
Building and improvements	197,252	195,952
Machinery, Tooling and Vehicles	687,122	601,791
Computer equipment and software	39,587	27,968
Leasehold improvements	160,714	135,533
Furniture and fixtures	22,230	15,352
Finance leases	15,437	13,601
Construction in progress	626,294	276,919
Total property, plant and equipment	1,781,938	1,268,166
Less accumulated depreciation and amortization	(166,503)	(86,013)
Property, plant and equipment, net	$1,615,435	$1,182,153
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

	June 30, 2022	December 31, 2021
Machinery and tooling	$284,207	$132,943
Construction of Arizona plant and KSA Facility	310,685	112,970
Leasehold improvements	31,402	31,006
Total construction in progress	$626,294	$276,919
Depreciation and amortization expense was $42.5 million and $80.7 million, respectively, for the three and six months ended June 30, 2022, and $6.8 million and $11.7 million, respectively, for the same periods in the prior year. The amount of interest capitalized on construction in progress related to significant capital asset construction was immaterial for the three and six months ended June 30, 2022.
Other current liabilities
Other current liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Engineering, design, and testing accrual	$21,946	$33,950
Construction in progress	110,405	92,590
Accrued purchases (1)	145,654	12,225
Retail leasehold improvements accrual	14,127	15,796
Other professional services accrual	32,064	13,944
Tooling liability	12,225	23,966
Short-term insurance financing note	2,470	15,281
Operating lease liabilities, current portion	11,721	11,056
Other current liabilities	114,207	99,404
Total other current liabilities	$464,819	$318,212
(1) Accrued purchases primarily reflect inventory purchases and related transportation charges that had not been invoiced.

Other long-term liabilities
Other long-term liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating lease liabilities, net of current portion	$222,457	$185,323
Other long-term liabilities	11,268	3,252
Total other long-term liabilities	$233,725	$188,575
NOTE 5 - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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
Cash, cash equivalents and investments are reported at their respective fair values on the Company's condensed consolidated balance sheets. The Company's short-term and long-term investments are classified as available-for-sale.
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$179,950	$—	$—	$179,950	$179,950	$—	$—
Level 1:
Money market funds	2,710,148	—		2,710,148	2,710,148	—	—
U.S. Treasury securities	945,082	518	(876)	944,724	65,002	684,916	194,806
Subtotal	3,655,230	518	(876)	3,654,872	2,775,150	684,916	194,806
Level 2:
U.S. government agency securities	6,910	—	(1)	6,909	6,909	—	—
Certificates of deposit	221,573	11	(41)	221,543	20,999	200,544	—
Commercial paper	314,453	12	(171)	314,294	173,404	140,890	—
Corporate debt securities	194,712	54	(197)	194,569	1,037	110,283	83,249
Subtotal	737,648	77	(410)	737,315	202,349	451,717	83,249
Total assets measured at fair value	$4,572,828	$595	$(1,286)	$4,572,137	$3,157,449	$1,136,633	$278,055

December 31, 2021
Reported As:
Cash and cash equivalents
Cash	$160,888
Level 1:
Money market funds	6,102,017
Total assets measured at fair value	$6,262,905

During the three and six months ended June 30, 2022, there were no realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $4.2 million as of June 30, 2022, and is recorded in Other current assets on our condensed consolidated balance sheets. As of June 30, 2022, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	June 30, 2022
	Amortized cost	Estimated Fair Value
Within one year	$1,137,726	$1,136,633
After one year through three years	277,646	278,055
Total	$1,415,372	$1,414,688
Level 3 liabilities consist of convertible preferred stock warrant liability, contingent forward contract liability and common stock warrant liability, of which the fair value was measured upon issuance and is remeasured at each reporting date. The valuation methodology and underlying assumptions are discussed further in Note 7 “Contingent Forward Contracts,” Note 8 “Convertible Preferred Stock Warrant Liability” and Note 9 “Common Stock Warrant Liability”. Significant increases (decreases) in the unobservable inputs used in determining the fair value would result in a significantly higher (lower) fair value measurement. The following table presents a reconciliation of the contingent forward contract liability, convertible preferred stock warrant liability and common stock warrant liability measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended June 30,
	2022	2021
	Common Stock Warrant Liability	Contingent Forward Contract Liability (1)
Fair value-beginning of period	$871,478	$1,164,610
Change in fair value	(334,843)	12,382
Settlement	—	(1,176,992)
Fair value-end of period	$536,635	$—

	Six Months Ended June 30,
	2022	2021
	Common Stock Warrant Liability	Contingent Forward Contract Liability (1)	Convertible Preferred Stock Warrant Liability (1)
Fair value-beginning of period	$1,394,808	$—	$2,960
Issuance	—	2,167,332	—
Change in fair value	(858,173)	454,546	6,976
Settlement	—	(2,621,878)	(9,936)
Fair value-end of period	$536,635	$—	$—
(1) Convertible preferred stock warrant liability and contingent forward contract liability were fully settled during the six months ended June 30, 2021.

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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following is a summary of the 2026 Notes as of June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022	December 31, 2021
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	23.3	25.7
Net Carrying Amount	$1,989.2	$1,986.8

Fair Value (Level 2)	$1,184.0	$1,984.6

The effective interest rate for the convertible note is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Contractual interest	$6.4	$12.7
Amortization of debt discounts and debt issuance costs	1.2	2.4
Interest expense	$7.6	$15.1
The 2026 Notes were not eligible for conversion as of June 30, 2022 and December 31, 2021. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of June 30, 2022, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.
SIDF Loan Agreement
On February 27, 2022, Lucid, LLC, a limited liability company established in the Kingdom of Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with the SIDF, an affiliate of Public Investment Fund (“PIF”), which is an affiliate of Ayar, the controlling stockholder of the Company. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.3 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of the Company’s planned KSA Facility. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.6 million) to SAR 1.77 billion (approximately $471.7 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of June 30, 2022, no amounts were outstanding under the SIDF Loan Agreement.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is an affiliate of PIF, which is an affiliate of Ayar, the controlling stockholder of the Company. The GIB Facility Agreement provides for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.5 million). SAR $650 million (approximately $173.2 million) under the GIB Facility Agreement is available as bridge financing (the “Bridge Facility”) of Lucid LLC’s capital expenditures in connection with the KSA Facility. The remaining SAR 350 million (approximately $93.3 million) may be used for general corporate purposes (the “Working Capital Facility”). Loans under the Bridge Facility and the Working Capital Facility will have a maturity of no more than 12 months. The Bridge Facility will bear interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility will bear interest at a rate of 1.70% per annum over 3-month SAIBOR and associated fees. The Company is required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the GIB Credit Facility. Commitments under the GIB Facility Agreement will terminate, and all amounts then outstanding thereunder will become payable, on the maturity date of the GIB Facility Agreement. The GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default. As of June 30, 2022, the Company had outstanding borrowings of SAR 25 million (approximately $6.7 million) from the Working Capital Facility, which was recorded within other current liabilities on condensed consolidated balance sheets. As of June 30, 2022, available borrowings are SAR 650 million (approximately $173.2 million) and SAR 325 million (approximately $86.6 million) under the Bridge Facility and Working Capital Facility, respectively. As of June 30, 2022, the Company was in compliance with applicable covenants under the GIB Facility Agreement.

ABL Credit Facility
In June 2022, the Company entered into a new five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with a syndicate of banks that may be used for working capital and general corporate purposes. The ABL Credit Facility provides for an initial aggregate principal commitment amount of up to $1.0 billion (including a $350.0 million letter of credit subfacility and a $100.0 million swingline loan subfacility) and has a stated maturity date of June 9, 2027. Borrowings under the ABL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the ABL Credit Facility. Availability under the ABL Credit Facility is subject to the value of eligible assets in the borrowing base and is reduced by outstanding loan borrowings and issuances of letters of credit which bear customary letter of credit fees. Subject to certain terms and conditions, the Company may request one or more increases in the amount of credit commitments under the ABL Credit Facility in an aggregate amount up to the sum of $500.0 million plus certain other amounts. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the ABL Credit Facility.
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of June 30, 2022, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of June 30, 2022, the Company had no outstanding borrowings under the ABL Credit Facility. Availability under the ABL Credit Facility was $252.9 million as of June 30, 2022, after giving effect to the borrowing base. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets on condensed consolidated balance sheets and amortized over the facility term using the straight-line method. During the three months ended June 30, 2022, amortization of the deferred issuance costs and commitment fee were not material.
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

Amendment No. 1 also allowed the Company to provide an opportunity to all current convertible preferred stockholders other than Ayar (“Eligible Holders”) to enter into the fourth closing to purchase up to 23,737,221 shares of Series E convertible preferred stock on a pro rata basis at $2.99 per share, aggregating to $71.0 million. In addition, the amendment allowed the Company to offer for purchase at the fourth closing at $2.99 per share, a number of Series E Preferred Stock to senior management employees, directors, consultants, advisors and/or contractors of the Company (“Additional Purchasers”) and Ayar. Refer to Note 10 “Convertible Preferred Stock”.
In April 2021, the Company issued 66,909,408 Series E convertible preferred stock from the fourth closing at $2.99 per share for cash consideration of $200.0 million. The Company received $107.1 million of the total issuance proceeds in March 2021 and the remaining $92.9 million in April 2021. See Note 10 “Convertible Preferred Stock” for more information.
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

The Company issued Offer Notices to certain of the Company’s management and members of the Board of Directors in March 2021 and April 2021. The Series E convertible preferred stock issued from the fourth closing included 3,034,194 shares to the Company’s management and 1,658,705 shares to members of the Board of Directors. The total issuance to the Company’s management included 535,275 shares offered to the CEO in April 2021. The offer to employees in the fourth closing to participate in future Series E convertible preferred stock financing represent a fully vested, equity classified award. The Company recorded the award’s full fair value on each recipient’s grant date as stock-based compensation, and derecognized the related contingent forward contract liability. The Company revalued the contingent forward contract liability for the remaining participants and recorded $12.4 million and $454.5 million fair value remeasurement loss related to the contingent forward contract liability for the three and six months ended June 30, 2021, respectively, with the final fair value of the contingent forward contract liability of $1.2 billion reclassified into Series E convertible preferred stock upon the fourth closing in April 2021. There was no related outstanding contingent forward contract liability as of December 31, 2021.
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
NOTE 8 - CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY
In March and September 2017, the Company issued two convertible preferred stock warrants to purchase a total of 1,546,799 shares of Series D convertible preferred stock, with an exercise price of $1.94 per share. The Company recorded the convertible preferred stock warrants at fair value using a Monte-Carlo simulation at issuance, which had been subsequently remeasured to fair value each reporting period with the changes recorded in the condensed consolidated statements of operations. In February 2021, all the outstanding warrants were settled in its entirety at an exercise price of $1.94 per share for an aggregate purchase price of $3.0 million. Upon final settlement, the Company converted the warrant into $12.9 million Series D convertible preferred stock, and recorded $7.0 million losses related to fair value remeasurements of the warrants in the condensed consolidated statements of operations for the six months ended June 30, 2021.

NOTE 9 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to fair value of $1,394.8 million as of December 31, 2021. The Private Placement Warrants remained unexercised and were remeasured to fair value of $536.6 million as of June 30, 2022, resulting in a gain of $334.8 million and $858.2 million, respectively, for the three and six months ended June 30, 2022 recognized in the condensed consolidated statements of operations.
The 44,350,000 Private Placement Warrants included the 14,783,333 Sponsor Earnback Warrants subject to the contingent forfeiture provisions. The earnback triggering events were satisfied during the year ended December 31, 2021 such that the 14,783,333 Sponsor Earnback Warrants vested and are no longer subject to the transfer restrictions and contingent forfeiture provisions. See Note 12 “Earnback Shares and Warrants” for more information.
The Company initially estimated the fair value of the Private Placement Warrants that were subject to the contingent forfeiture provisions using a Monte-Carlo simulation which estimates a distribution of potential outcomes over the earnback period related to the achievement of the volume-weighted average trading sale price (the “VWAP”) thresholds. The present value of the payoff in each simulation is calculated, and the fair value of the liability is determined by taking the average of all present values. The fair value of the Private Placement Warrants that were subject to the contingent forfeiture provisions were as follows:

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

	June 30, 2022	December 31, 2021
Fair value of Private Placement Warrants per share	$12.10	$31.45

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

	June 30, 2022	December 31, 2021
Volatility	85.00%	85.00%
Expected term (in years)	4.1	4.6
Risk-free rate	3.00%	1.20%
Dividend yield	—%	—%
NOTE 10 – CONVERTIBLE PREFERRED STOCK
Convertible Preferred Stock
Upon the Closing of the Merger, the Company cancelled and converted all 1,155,909,367 shares of issued and outstanding convertible preferred stock into 1,155,909,367 shares of Lucid common stock based upon the conversion rate as calculated pursuant to Legacy Lucid’s memorandum and articles of association at the date and time that the Merger became effective. As of June 30, 2022 and December 31, 2021, there were no issued and outstanding shares of convertible preferred stock.
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
Series D Preferred Stock Issuance
In 2018, the Security Purchase Agreement with PIF granted PIF rights to purchase the Company’s Series D convertible stock at various tranches. The first tranche of $200.0 million had been issuable upon the approval of the PIF’s equity investment into the Company by CFIUS (refer to Note 7 “Contingent Forward Contracts”). The second and third tranches of $400.0 million each had been issuable upon the Company’s satisfaction of certain milestones related to further development and enhancement in marketing, product, and administrative activities.
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
NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of June 30, 2022 and December 31, 2021, there were no issued and outstanding shares of preferred stock.
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
Treasury Stock

In fiscal year 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased for the three and six months ended June 30, 2022 and 2021.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
Private warrants to purchase common stock	44,350,000	44,350,000
Stock options outstanding	46,268,897	64,119,902
Restricted stock units outstanding	41,975,024	48,234,611
Shares available for future grants under equity plans	31,744,524	16,761,960
If-converted common shares from convertible note	36,737,785	36,737,785
Total shares of common stock reserved	201,076,230	210,204,258

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
NOTE 13 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the six months ended June 30, 2022 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance—December 31, 2021	64,119,902	$1.08	6.6	$2,370,666
Options granted	—	—
Options exercised	(16,195,326)	0.79
Options canceled	(1,655,679)	1.85
Balance—June 30, 2022	46,268,897	$1.15	6.84	$742,613
Options vested and exercisable June 30, 2022	31,731,833	$0.93	6.26	$515,722
As of June 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $8.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Unit
A summary of RSU award activity was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2021	32,210,200	16,024,411	48,234,611	$20.45
Granted	11,441,063	—	11,441,063	19.98
Vested	(2,616,301)	(13,934,271)	(16,550,572)	17.56
Cancelled/Forfeited	(1,150,078)	—	(1,150,078)	24.06
Balance as of June 30, 2022	39,884,884	2,090,140	41,975,024	$21.36
As of June 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $563.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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

The Company recognizes compensation expense on a graded vesting schedule over the requisite vesting period for the time-based awards and over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the six months ended June 30, 2022, the market capitalization condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. We recorded stock-based compensation expense of $85.4 million for the four tranches during the six months ended June 30, 2022, and no such expense was recognized in the same period in the prior year. As of June 30, 2022, the unamortized expense for the fifth tranche, representing 2,090,140 RSUs, was $13.9 million which will be recognized over a period of 1.2 years. For the three and six months ended June 30, 2022, the Company withheld approximately 0.5 million and 8.5 million shares of common stock, respectively, by net settlement to meet the related tax withholding requirements related to the CEO time-based and performance-based RSUs.
Employee Stock Purchase Plan (“ESPP”)

The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of June 30, 2022, unrecognized stock-based compensation cost related to the ESPP was $35.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Stock-Based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three and six months ended June 30, 2022 and 2021, was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$10,381	$—	$18,980	$—
Research and development	39,220	13,539	88,976	26,703
Selling, general and administrative	44,791	10,910	160,987	102,541
Total	$94,392	$24,449	$268,943	$129,244
Total stock-based compensation expense for the three and six months ended June 30, 2021 included the $20.7 million and $123.6 million share-based compensation expense, respectively, related to the Series E convertible preferred shares issuance in March 2021 and April 2021. Refer to Note 7 “Contingent Forward Contracts” and Note 10 “Convertible Preferred Stock” for further detail.
NOTE 14 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$198,207	$161,974

Other current liabilities	$11,721	$11,056
Other long-term liabilities	222,457	185,323
Total operating lease liabilities	$234,178	$196,379

Finance leases:
Property, plant and equipment, net	$10,368	$10,567
Total finance lease assets	$10,368	$10,567

Finance lease liabilities, current portion	$4,657	$4,183
Finance lease liabilities, net of current portion	5,377	6,083
Total finance lease liabilities	$10,034	$10,266
The components of lease expense are as follows within the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense:
Operating lease expense (1)	$10,749	$7,219	$20,327	$13,522
Variable lease expense	897	579	1,675	1,159

Finance lease expense:
Amortization of leased assets	$1,133	$637	$2,229	$1,232
Interest on lease liabilities	144	104	289	213
Total finance lease expense	$1,277	$741	$2,518	$1,445
Total lease expense	$12,923	$8,539	$24,520	$16,126
(1) Includes short-term leases, which are immaterial.
Other information related to leases where the Company is the lessee was as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	8.0	7.8
Finance leases	2.5	2.5

Weighted-average discount rate:
Operating leases	10.46%	10.98%
Finance leases	5.74%	5.58%

As of June 30, 2022, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remainder of the year)	$12,763	$2,544
2023	46,606	4,782
2024	47,121	2,185
2025	46,401	674
2026	42,846	457
Thereafter	165,176	115
Total minimum lease payments	360,913	10,757
Less: Interest	(126,735)	(723)
Present value of lease obligations	234,178	10,034
Less: Current portion	(11,721)	(4,657)
Long-term portion of lease obligations	$222,457	$5,377
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of June 30, 2022 and December 31, 2021, the Company had $746.7 million and $286.0 million, respectively, in commitments related to the Arizona manufacturing plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of June 30, 2022 and December 31, 2021.
The Company entered into a non-cancellable long-term commitment to purchase certain inventory components. The estimated future payments having a remaining term in excess of one year as of June 30, 2022 was as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2022 (remainder of the year)	$31,500
2023	42,900
2024	49,800
Total	$124,200
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
On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The complaints name as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters. The complaints in these actions seek certification of the actions as class actions, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the complaint will be successful or that it will avoid liability in these matters.
In addition, on July 11, 2022, a purported shareholder of the Company filed a shareholder derivative action, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California state court, captioned Floyd Taylor v. Glenn August, et al., Superior Court, Alameda County, Case No. 22CV014130. The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the Mangino and Goel actions, the Taylor complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty. The complaint seek compensatory damages, punitive damages, interest, and attorneys’ fees and expenses. To the Company’s understanding, the matter has not been served on any defendant to date.
At this time, the Company does not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, including the matters referenced above, to be material to the Company’s business or likely to result in a material adverse effect on its future operating results, financial condition or cash flows should such proceedings be resolved unfavorably.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases and utilities infrastructure in the amount of $43.9 million and $30.4 million as of June 30, 2022 and December 31, 2021, respectively, for which no liabilities are recorded on the condensed consolidated balance sheets.

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
The Company's effective tax rate for the three and six months ended June 30, 2022 and the same periods in the prior year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized, as well as state taxes and our foreign operations which are subject to tax rates that differ from those in the United States. The Company recorded an income tax provision for the three and six months ended June 30, 2022 of $68 thousand and $391 thousand, respectively, as compared to $5 thousand and $9 thousand for the same periods in the prior year. The increase in the income tax provision was driven by the increased activities in foreign jurisdictions. This resulted in an effective tax rate of 0.0% and (0.1)%, respectively, for the three and six months ended June 30, 2022, and 0.0% for the same periods in the prior year.
There were no material changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2022, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
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

Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(220,425)	$(261,726)	$(301,711)	$(1,009,678)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	—	(2,167,332)
Net loss attributable to common stockholders, basic	(220,425)	(261,726)	(301,711)	(3,177,010)
Change in fair value of dilutive warrants	(334,843)	—	(858,173)	—
Net loss attributable to common stockholders, diluted	$(555,268)	$(261,726)	$(1,159,884)	$(3,177,010)

Weighted-average shares outstanding, basic	1,669,303,813	36,298,508	1,661,960,471	34,484,767
Private Placement Warrants using the treasury stock method	17,511,591	—	22,367,536	—
Weighted-average shares outstanding, diluted(1)	1,686,815,404	36,298,508	1,684,328,007	34,484,767

Net loss per share:
Basic	$(0.13)	$(7.21)	$(0.18)	$(92.13)
Diluted(1)	$(0.33)	$(7.21)	$(0.69)	$(92.13)
(1) The presentation of our diluted loss per share for the six months ended June 30, 2022 reflects correction of an immaterial error in our previously reported diluted loss per share for the three months ended March 31, 2022 for the inclusion of the dilutive effect of our Private Placement Warrants. The adjustment resulted in a change in diluted loss per share from $(0.05) to $(0.36) and the diluted weighted average shares outstanding from 1,654,322,379 to 1,681,545,859 for the three months ended March 31, 2022.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30,
Excluded Securities	2022	2021
Convertible preferred stock (on an as-converted basis)	—	1,155,909,367
Options outstanding to purchase common stock	46,268,897	69,006,644
RSUs outstanding	39,884,884	41,678,953
Employee stock purchase plan	4,482,280	—
If-converted common shares from convertible note	36,737,785	—
Total	127,373,846	1,266,594,964

The 2,090,140 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market conditions have not been satisfied as of June 30, 2022.
NOTE 18 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contribution to the 401(k) Plan for the three and six months ended June 30, 2022 and 2021.
NOTE 19 - RELATED PARTY TRANSACTIONS
Public Investment Fund Internship Agreement
In July 2021, we entered into an agreement with PIF, which is an affiliate of Ayar, the controlling stockholder of the Company, to implement a recruitment and talent development program pursuant to which we agreed to evaluate, employ and train participants nominated by PIF during six-month internships, and PIF agreed to reimburse us for expenses related to participant wages, visa fees, medical insurance, airfare and housing incurred by us. We expect to be reimbursed by PIF in an aggregate of approximately $1 million in 2022 for such expenses. The expenses incurred under the agreement were $0.7 million for the three and six months ended June 30, 2022.
Professional Services Contract
In December 2021, we entered into an agreement with The Klein Group, LLC (“Klein”), an affiliate of Churchill Sponsor IV LLC who owns more than 5% of our common stock. Pursuant to the agreement, Klein will provide strategic advice and assistance in connection with capital markets and other strategic matters. The cost incurred under the agreement was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, and nil for the same periods in the prior year.
Lease
In February 2022, we entered into a lease agreement with KAEC, an affiliate of PIF, for our first international manufacturing plant in the Kingdom of Saudi Arabia. The lease has an initial term of 25 years expiring in Year 2047. As of June 30, 2022, the right-of-use assets and lease liabilities related to this lease were $5.0 million and $5.2 million, respectively. The lease expense recorded during the three and six months ended June 30, 2022 was immaterial.
SIDF Loan Agreement
In February 2022, Lucid LLC entered into the SIDF Loan Agreement with the SIDF, an affiliate of PIF, which is an affiliate of Ayar, the controlling stockholder of the Company. Under the SIDF Loan Agreement, SIDF has committed to provide the SIDF Loans to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. See Note 6 “Long-Term Debt” for more information.
Ministry of Investment of Saudi Arabia (“MISA”) Agreements
In February 2022, Lucid LLC entered into agreements with MISA, an affiliate of PIF, under which the Company will receive economic incentives over time, subject to certain conditions and milestones, in connection with Lucid LLC’s on-going design and construction of the Company’s KSA Facility.
In the three and six months ended June 30, 2022, no payments or incentives were received under these agreements.
GIB Facility Agreement
In April 2022, Lucid LLC entered into the GIB Facility Agreement with GIB. GIB is an affiliate of PIF, which is an affiliate of Ayar, the controlling stockholder of the Company. The GIB Facility Agreement provides for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.5 million). See Note 6 “Long-Term Debt” for more information.

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
Impact of the COVID-19 Pandemic on our Business
The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty. Infection rates vary across the jurisdictions in which we operate. Governmental authorities have continued to implement numerous and constantly evolving measures to attempt to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. We have taken proactive action to protect the health and safety of our employees, customers, partners and suppliers, consistent with the latest and evolving governmental guidelines. We expect to continue to implement appropriate measures until the adequate containment of the COVID-19 pandemic. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations and requirements or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers.
While certain of our and our suppliers’ operations have from time-to-time been temporarily affected by government-mandated restrictions, we were able to commence deliveries of the Lucid Air to customers and to proceed with the construction of the Arizona plant. Broader impacts of the pandemic have included inflationary pressure as well as ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. Because we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities, we have been affected by inflation and such industry-wide challenges in logistics and supply chains. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to impact our cost structure as well as our ability and the ability of our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.

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
Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. The Lucid Air is designed with race-proven battery pack technologies and robust performance together with a sleek exterior design and expansive interior space given our miniaturized key drivetrain components. We anticipate consumer demand for the Lucid Air based on its luxurious design, high-performance technology and sustainability leadership, and the growing acceptance of and demand for electric vehicles as a substitute for gasoline-fueled vehicles. We have received significant interest in the Lucid Air from potential customers. As of the date of this filing, we had refundable reservations and non-refundable orders of cars yet to be delivered that reflect potential sales of approximately $3.5 billion.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe will allow us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales and marketing operations for sale of the Lucid Air, including to open Studios, hire a sales force, invest in marketing and brand awareness, and stand up a service center operation. As of June 30, 2022, we have opened twenty-nine Studios and service centers, one in Germany, two in Canada, twenty-six in the United States (one in each of Colorado, Massachusetts, Michigan, New Jersey, Texas, and Virginia, and two in each of Arizona, Illinois, New York, and Washington, three in Florida, as well as nine in California). We also intend to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we plan to manufacture and sell.
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

Results of Operations

Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$97,336	$174	$97,162	*nm	$155,011	$487	$154,524	*nm
*nm - not meaningful

We began generating sales from the deliveries of vehicles in the fourth quarter of 2021. We recognize vehicle sales when the customer obtains control of the vehicle which is upon delivery. We also generate revenue from the sale of powertrain kits, battery pack systems, supplies and related services for vehicles to a single customer.

Revenue increased by $97.2 million and $154.5 million, respectively, for the three and six months ended June 30, 2022, as compared to the same periods in the prior year, primarily driven by customer deliveries of Lucid Air vehicles.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenue	$292,342	$19	$292,323	*nm	$538,312	$104	$538,208	*nm
*nm - not meaningful
Cost of revenue related to vehicle sales primarily include direct parts, materials, shipping and handling costs, allocable overhead costs such as depreciation of manufacturing related equipment and facilities, information technology costs, personnel costs including wages and stock-based compensation, estimated warranty costs and charges to reduce inventories to their net realizable value or charges for inventory obsolescence.

Cost of revenue related to powertrain kits, battery pack systems, supplies and related services for electric vehicles primarily consists of direct parts and materials, shipping and handling costs, personnel costs including wages and stock-based compensation, and estimated warranty costs related to battery pack systems. Cost of battery pack systems also includes allocated overhead costs such as depreciation of manufacturing related equipment and facilities, and information technology costs.
Cost of revenue increased by $292.3 million and $538.2 million, respectively, for the three and six months ended June 30, 2022 as compared to the same periods in the prior year, primarily due to the manufacture and sale of Lucid Air vehicles in 2022. We incurred significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production, with production activity for a limited quantity of vehicles in the three and six months ended June 30, 2022. In the near term, we expect our production volume of vehicles to continue to be significantly less than our manufacturing capacity. Additionally, we recorded write downs of $81.7 million and $178.1 million, respectively, in the three and six months ended June 30, 2022 to reduce our inventories to their net realizable values and for any excess or obsolete inventories. We expect inventory write downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.

Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$200,381	$176,802	$23,579	13%	$386,457	$344,171	$42,286	12%
Selling, general and administrative	163,812	72,272	91,540	127%	386,971	203,924	183,047	90%
Total operating expenses	$364,193	$249,074	$115,119	46%	$773,428	$548,095	$225,333	41%
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
Research and development expense increased by $23.6 million, or 13%, for the three months ended June 30, 2022 as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $27.4 million due to higher stock-based compensation expense of $25.7 million, and an increase of $24.6 million for prototype material, engineering, design and testing services, partially offset by decreases of $23.0 million from lower utilization of contractor and professional fees and $9.5 million in allocated facilities costs.

Research and development expense increased by $42.3 million, or 12%, for the six months ended June 30, 2022 as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $72.7 million due to higher stock-based compensation expense of $62.3 million, partially offset by decreases of $16.4 million from lower utilization of contractor and professional fees and $15.2 million in allocated facilities costs.
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
Selling, general, and administrative expense increased by $91.5 million, or 127%, for the three months ended June 30, 2022 as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $64.5 million due to growth in headcount (which included stock-based compensation expense of $33.8 million), increases in general corporate expenses of $10.6 million and higher utilization of contractors and professional fees of $7.1 million.

Selling, general, and administrative expense increased by $183.0 million, or 90%, for the six months ended June 30, 2022 as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $126.1 million due to growth in headcount (which included stock-based compensation expense of $58.4 million), increases in general corporate expenses of $18.6 million and higher utilization of contractors and professional fees of $18.1 million.

Other Income (Expense), net
The following table presents our other income and expense, net for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other income (expense), net:
Change in fair value of forward contracts	$—	$(12,382)	$12,382	(100)%	$—	$(454,546)	$454,546	(100)%
Change in fair value of convertible preferred stock warrant liability	—	—	—	*nm	—	(6,976)	6,976	(100)%
Change in fair value of common stock warrant liability	334,843	—	334,843	*nm	858,173	—	858,173	*nm
Interest expense	(7,189)	(30)	(7,159)	*nm	(14,908)	(35)	(14,873)	*nm
Other income (expense), net	11,188	(390)	11,578	*nm	12,144	(400)	12,544	*nm
Total other income (expense), net	$338,842	$(12,802)	$351,644	*nm	$855,409	$(461,957)	$1,317,366	*nm
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
Change in contingent forward contracts liability decreased by $12.4 million and $454.5 million, respectively, for the three and six months ended June 30, 2022, as compared to the same periods in the prior year. The Legacy Lucid Series E contingent forward contracts were settled during six months ended June 30, 2021, and there are no future earnings adjustments pertaining to the contingent forward contracts.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Our convertible preferred stock warrant liability related to the warrants to purchase shares of Legacy Lucid Series D preferred stock was subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of our convertible preferred stock warrant liability were recognized in the condensed consolidated statements of operations and comprehensive loss. All issued and outstanding shares of Legacy Lucid Series D preferred stock were settled in February 2021 and there will no longer be future earnings adjustments pertaining to the convertible preferred share warrant liability related to Legacy Lucid Series D preferred stock.
We recorded a loss of $7.0 million for the six months ended June 30, 2021 due to the changes in fair value of the convertible preferred stock warrant liability related to Legacy Lucid Series D preferred stock upon the exercise and settlement of all outstanding warrants to purchase Legacy Lucid Series D preferred stock.
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
The Private Placement Warrants remained unexercised as of June 30, 2022. The liability was remeasured to fair value, resulting in gains of $334.8 million and $858.2 million, respectively, for the three and six months ended June 30, 2022, and was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. See Note 9 “Common Stock Warrant Liability” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Interest Expense
Interest expense consists primarily of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, interest and commitment fee as well as amortization of issuance costs incurred associated with ABL Credit Facility and GIB Credit Agreement, and interest on our finance leases.
Interest expense increased by $7.2 million and $14.9 million, respectively, for the three and six months ended June 30, 2022 as compared to the same periods in the prior year, primarily related to the 2026 Notes issued in December 2021.

Other Income (Expense), net
Other income (expense), net consists primarily of income on money market funds and investments, and foreign currency gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other income (expense), net increased by $11.6 million and $12.5 million, respectively, during the three and six months ended June 30, 2022 as compared to the same periods in the prior year, primarily due to higher income from money market funds and investments, as well as foreign currency gains.
Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Provision for income taxes	68	5	63	*nm	391	9	382	*nm
*nm - not meaningful

Our provision for income taxes consist primarily of U.S. state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
The provision for income taxes increased by $0.1 million and $0.4 million, respectively, for the three and six months ended June 30, 2022 as compared to the same periods in the prior year, primarily due to changes in taxable income of our foreign operations.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2022, Lucid had $4.6 billion of cash, cash equivalents and investments. Our sources of cash are predominantly from proceeds from Lucid’s de-SPAC transaction with Churchill (plus PIPE), and the issuance of convertible debt.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity over at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) production and manufacturing ramps at existing manufacturing facilities in Casa Grande, Arizona, (iv) Phase 2 of construction at AMP-1 in Casa Grande, Arizona, (v) the start of construction of a manufacturing facility in the Kingdom of Saudi Arabia, (vi) retail Studios and service centers, and (vii) other initiatives related to the sale of vehicles and/ or technology.
We anticipate our cumulative spending on capital expenditures to be approximately $2.0 billion for the fiscal year 2022 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail Studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect our operating expenses to increase in the 2022 calendar year to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of June 30, 2022, our total minimum lease payments are $371.7 million, of which $15.3 million is due in the current fiscal year. We also have a non-cancellable long-term commitment of $124.2 million to purchase certain inventory components. For details regarding these obligations, refer to Note 14 “Leases” and Note 15 “Commitments and Contingencies”.

2026 Notes
In December 2021, Lucid entered into a purchase agreement pursuant to which we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 30, 2022, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
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
Saudi Industrial Development Fund (“SIDF”) Loan Agreement
On February 27, 2022, Lucid, LLC, a limited liability company established in the Kingdom of Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with the SIDF, an affiliate of Public Investment Fund (“PIF”), which is an affiliate of Ayar, the controlling stockholder of the Company. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.3 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of the Company’s planned manufacturing facility in the Kingdom of Saudi Arabia (“the KSA Facility”). Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.6 million) to SAR 1.77 billion (approximately $471.7 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of June 30, 2022, no amounts were outstanding under the SIDF Loan Agreement.
Ministry of Investment of Saudi Arabia (“MISA”) Agreements
In February 2022, Lucid LLC entered into certain agreements with MISA, an affiliate of PIF, under which the Company will receive economic incentives over time, subject to certain conditions and milestones, in connection with Lucid LLC’s on-going design and construction of the Company’s KSA Facility. In the three and six months ended June 30, 2022, no payments or incentives were received under these agreements.

Gulf International Bank (“GIB”) Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is an affiliate of PIF, which is an affiliate of Ayar, the controlling stockholder of the Company. The GIB Facility Agreement provides for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.5 million). SAR $650 million (approximately $173.2 million) under the GIB Facility Agreement is available as bridge financing (the “Bridge Facility”) of Lucid LLC’s capital expenditures in connection with the KSA Facility. The remaining SAR 350 million (approximately $93.3 million) may be used for general corporate purposes (the “Working Capital Facility”). Loans under the Bridge Facility and the Working Capital Facility will have a maturity of no more than 12 months. The Bridge Facility will bear interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility will bear interest at a rate of 1.70% per annum over 3-month SAIBOR and associated fees. The Company is required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the GIB Credit Facility. Commitments under the GIB Facility Agreement will terminate, and all amounts then outstanding thereunder will become payable, on the maturity date of the GIB Facility Agreement. The GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default. As of June 30, 2022, the Company had outstanding borrowings of SAR 25 million (approximately $6.7 million) from the Working Capital Facility, which was recorded within other current liabilities on condensed consolidated balance sheets. As of June 30, 2022, available borrowings are SAR 650 million (approximately $173.2 million) and SAR 325 million (approximately $86.6 million) under the Bridge Facility and Working Capital Facility, respectively. As of June 30, 2022, we were in compliance with applicable covenants under the GIB Facility Agreement.
ABL Credit Facility
In June 2022, the Company entered into a new five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with a syndicate of banks that may be used for working capital and general corporate purposes. The ABL Credit Facility provides for an initial aggregate principal commitment amount of up to $1.0 billion (including a $350.0 million letter of credit subfacility and a $100.0 million swingline loan subfacility) and has a stated maturity date of June 9, 2027. Borrowings under the ABL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the ABL Credit Facility. Availability under the ABL Credit Facility is subject to the value of eligible assets in the borrowing base and is reduced by outstanding loan borrowings and issuances of letters of credit which bear customary letter of credit fees. Subject to certain terms and conditions, the Company may request one or more increases in the amount of credit commitments under the ABL Credit Facility in an aggregate amount up to the sum of $500.0 million plus certain other amounts. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the ABL Credit Facility.
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of June 30, 2022, we were in compliance with applicable covenants under the ABL Credit Facility.
As of June 30, 2022, the Company had no outstanding borrowings under the ABL Credit Facility. Availability under the ABL Credit Facility was $252.9 million as of June 30, 2022, after giving effect to the borrowing base.
We have generated significant losses from our operations as reflected in our accumulated deficit of $6.4 billion and $6.1 billion as of June 30, 2022 and December 31, 2021, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(1,008,277)	$(453,804)
Cash used in investing activities	(1,914,123)	(206,514)
Cash (used in) provided by financing activities	(183,209)	612,105
Net decrease in cash, cash equivalents, and restricted cash	$(3,105,609)	$(48,213)
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

Net cash used in operating activities increased by $554.5 million to $1,008.3 million during the six months ended June 30, 2022, compared to the same period in the prior year. The increase was primarily due to the increase in net loss excluding non-cash expenses and gains of $215.1 million and an overall increase in net operating assets and liabilities of $339.4 million. The change in net operating assets and liabilities was mainly attributable to an increase in inventory driven by higher production plan, and other current liabilities related to operating activities.
Cash Used in Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to purchases of investments and capital expenditures to support our growth.
Net cash used in investing activities increased by $1,707.6 million to $1,914.1 million during the six months ended June 30, 2022, compared to the same period in the prior year, primarily attributable to purchases of investments of $1,419.2 million during the six months ended June 30, 2022 and an increase in capital expenditures of $288.4 million.
Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.
Net cash used in financing activities were $183.2 million during the six months ended June 30, 2022, compared to $612.1 million of net cash provided by financing activities for the same period in the prior year. The change was primarily attributable to proceeds from the issuance of Legacy Lucid Series E preferred stock of $600.0 million during the six months ended June 30, 2021, and remittance for tax withholding obligations in connection with vesting of the CEO time-based and performance-based RSUs through net settlement of $189.3 million during the six months ended June 30, 2022.
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
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, restricted cash, and investments. We had cash, cash equivalents, restricted cash, and investments totaling $4.6 billion as of June 30, 2022. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of June 30, 2022, a hypothetical 100 basis point increase in interest rates would result in approximately $9.0 million incremental decline in the fair market value of our portfolio.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, see the description set forth in the “Legal Matters” section in Note 15 “Commitments and Contingencies” to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.
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
•We have received only a limited number of reservations and orders for the Lucid Air, all of which may be cancelled.
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
•We will not have a third-party retail product distribution and full-service network.
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
•The Sponsor and Ayar beneficially own a significant equity interest in us and may take actions that conflict with other shareholder interests.
Risks Related to Our Business and Operations
The ongoing COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, results of operations and financial condition.
The ongoing COVID-19 pandemic poses risks to our business, including through its impact on general economic conditions; manufacturing and supply chain operations; stay-at-home orders; and global financial markets. The pandemic’s impact on economic conditions has led to a global decrease in vehicle sales in markets around the world. Its continued impact on the economy, even after the pandemic has subsided, could lead consumers to further reduce spending, delay purchases of our vehicles, cancel their refundable deposits for our vehicles, or cancel their orders for our vehicles prior to delivery. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. Any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. Further, the immediate or prolonged effects of the COVID-19 pandemic could significantly affect government finances and, accordingly, the continued availability of incentives related to electric vehicle purchases and other governmental support programs.

The spread of COVID-19 has also periodically disrupted our manufacturing operations and those of our suppliers. For example, the recent COVID-19 outbreak in China and the resulting lockdowns have caused parts supply delays with some impact on manufacturing operations in Arizona. Such disruptions to us and our suppliers have negatively impacted, and could continue to negatively impact the production volume of our first vehicle, the Lucid Air sedan, as well other vehicles that we may introduce from time to time. Our manufacturing operations at a limited number of facilities in Casa Grande, Arizona concentrate this risk. In addition, broader impacts of the pandemic have included inflationary pressure, which impacts our cost structure.
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
•establish, implement, refine and scale our commercial manufacturing capabilities and distribution infrastructure;
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
We have incurred net losses each year since our inception, including net loss of approximately $220.4 million and $301.7 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, our accumulated deficit was approximately $6.4 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Project Gravity SUV and other future products); raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. In addition, we expect to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities. As a company, we do not have historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.
In the longer term, our ability to become profitable in the future will depend on our ability not only to effectively manage our capital expenditures and control costs on a timely basis, but also to sell in quantities and at prices sufficient to achieve our expected margins. If we are unable to appropriately price and cost-efficiently design, manufacture, market, sell, distribute and service our vehicles, our margins, profitability and prospects will be materially and adversely affected.
We have received only a limited number of reservations and orders for the Lucid Air, all of which may be cancelled.

Our customers may cancel their reservations without penalty and for any reason until they place an order for their vehicle. In addition, our customers may also cancel their orders with only the loss of their deposit. Any delays in customer deliveries or the changes in the pricing of the Lucid Air could result in significant customer cancellations. In addition, any event or incident which generates negative media coverage about us or the safety or quality of our vehicles could also result in significant customer cancellations. No assurance can be given that reservations or orders will not be cancelled and will ultimately result in the final purchase, delivery and sale or lease of vehicles. Accordingly, the number of reservations and orders have significant limitations as a measure of demand for our vehicles, including demand for particular body styles, models or trim levels, or for future vehicle sales. If we encounter delays in customer deliveries of the Lucid Air that further lengthen wait times or in the event of negative media coverage, a significant number of reservations may be cancelled.

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
We will not have a third-party retail product distribution and full-service network.
Third-party dealer networks are the traditional method of vehicle sales distribution and service. Because we sell directly to consumers, we do not have a traditional dealer product distribution and service network. We have limited experience distributing directly to consumers, and we expect that continuing to build a national and global in-house sales and marketing function, including an expanded physical sales, marketing and service footprint via our Lucid Studios and service centers, will be expensive and time consuming. If our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our business model of selling directly to consumers and directly servicing all vehicles may be limited by regulatory constraints. To the extent we are unable to successfully execute on such plans in all markets, we may be required to develop a third-party dealer distribution and service network, including developing and implementing the necessary IT infrastructure to support them, which may prove costly, time-consuming or ineffective. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial conditions could be adversely affected.

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
•implementing and enhancing administrative and business infrastructure, systems and processes, including in connection with our transition to a public company; and
•expanding into new markets and establishing sales, service and/or manufacturing operations in many of those markets.
We intend to continue to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing and servicing electric vehicles is intense, and we may not be able to identify, attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to identify, attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects. Our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards we grant due to shortage of shares available for issuance under our stock incentive plan, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key personnel were to terminate their employment with us, such termination would likely increase the difficulty of managing our future growth and heighten the foregoing risks.
We also have no experience to date in high volume manufacturing of our vehicles. We cannot assure our investors that we will be able to develop and implement efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. We have also experienced, and may continue to experience, logistics challenges with respect to our manufacturing and warehousing facilities. Any failure to develop and implement such manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully. In addition, our rapid growth, competitive real estate markets, and increasing rental rates, may impact our ability to obtain suitable space to accommodate our growing operations or to renew existing leases on terms favorable to us, if at all. Any failure to obtain or renew leases for real property on terms favorable to us when we need them may limit our growth, impact our operations and have an adverse impact on our financial condition. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to offer attractive leasing and financing options for the Lucid Air and future vehicles, which would adversely affect consumer demand for the Lucid Air and our future vehicles. In addition, offering leasing and financing options to customers could expose us to credit risk.
We offer leasing and financing of our vehicles to potential customers in the United States through a third-party financing partner and intend to do the same in other markets through third-party financing partners, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers. Furthermore, because we have only sold a limited number of vehicles and no secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and the possibility that resale values could be lower than we expect increases the difficulty of providing leasing terms that appeal to potential customers through such third-party financing partners. We believe that the ability to offer attractive leasing and financing options is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles.
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

Our vehicles are designed with advanced driver assistance system (“ADAS”) hardware, and we expect to release a Lucid Air software update and launch Project Gravity with Level 2 (partial automation) ADAS functionality, which we plan to upgrade with additional capabilities over time. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by NHTSA that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
•political instability, natural disasters, pandemics (including severity, magnitude and the duration of the COVID-19 pandemic), war (including the conflict between Ukraine and Russia) or events of terrorism; and
•the strength of international economies.
If we fail to successfully address these risks, our business, prospects, results of operations and financial condition could be materially harmed.

Uninsured losses could result in payment of substantial damages, which would decrease our cash reserves and could harm our cash flow and financial condition.
In the ordinary course of business, we may be subject to losses resulting from claims such as product liability, significant accidents, acts of God or other claims brought against us, for which we may have no or insufficient insurance coverage. While we currently carry insurance that is customary for our size and operations, we may not maintain as much insurance coverage as other original equipment manufacturers, and in some cases, we may not maintain any at all. Additionally, the policies that we have may include significant deductibles or exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims against us. A loss that is uninsured or exceeds existing policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost, especially if insurance providers perceive any increase in our risk profile in the future. This may lead to a change in our insurance purchasing strategy which can result in us assuming greater risks to offset insurance market fluctuations.
Increasing scrutiny and changing expectations from global regulations, our investors, customers and employees with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations and our investors, customers and employees, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice, workplace conduct, recyclability, sourcing and ESG disclosure. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity or negative comments in social media could damage our reputation if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact our employees’ engagement and retention and the willingness of our customers and partners to do business with us.
It is possible that our stakeholders may not be satisfied with our ESG practices or the speed of their adoption and our systems may not be adequate to meet increasing global regulations on ESG topics. Actual or perceived shortcomings with respect to our ESG initiatives and reporting may subject us to litigation and could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable ratings of our company or our industries, as well as non-inclusion of our stock on ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
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
Our plan to commercially manufacture and sell our vehicles is dependent upon the timely availability of funds, upon our finalizing of the related design, engineering, component procurement, testing, build-out and manufacturing plans in a timely manner and also upon our ability to execute these plans within the planned timeline. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models, and we have experienced in the past, and may experience in the future, such delays with regard to additional variants of the Lucid Air or our other vehicles. For example, we have experienced delays in the engineering of certain of our vehicle systems, including as a result of design changes to components. Any future delays in the financing, design, manufacture and launch of the Lucid Air, including planned future variants, and any future electric vehicles could materially damage our business, prospects, financial condition and results of operations.
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
•any delays by us in delivering final component designs to our suppliers or any changes to such component designs;
•our or our suppliers’ ability to successfully tool their manufacturing facilities as planned and on the desired timeline;
•our ability to ensure a working supply chain and desired supplier part quality and quantity as planned and on the desired timeline;
•our ability to accurately manufacture vehicles within specified design tolerances;
•our ability to establish, implement, refine and scale, as well as make significant investments in manufacturing, supply chain management and logistics functions, including the related information technology systems and software applications;
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
•our ability to design and implement effective and efficient quality control and inventory management processes;
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
We expect that we will require additional financing to fund our planned operations and expansion plans. If we are unable to arrange for required funds under the terms and on the timeline that we anticipate, our plans for tooling and building out our manufacturing facilities and for commercial production of our electric vehicles could be significantly delayed, which would materially adversely affect our business, prospects, financial condition and results of operations. See “—Risks Related to Financing and Strategic Transactions — We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.”

Our ability to continue production and our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.

Our success, including our ability to continue production of the Lucid Air, will depend on our ability to enter into supplier agreements and maintain our relationships with hundreds of suppliers that are critical to the output and production of our vehicles. To date, we have not secured long-term supply agreements for all of our components and for some components such as battery cells, and our supply agreements do not guarantee sufficient quantities of components for our vehicle production ramp curve. The supplier agreements we have or may enter into with key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of battery cells and other components often contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials and equipment, whether due to supply chain or logistics issues or due to inflation, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.

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

In addition, we have experienced, and in the future could continue to experience, delays if our suppliers do not meet agreed upon timelines, experience capacity constraints, or deliver components that do not meet our quality standards and other requirements. Any disruption in the supply of components, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in cases where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has recently experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.

Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. We are only beginning to scale production in our manufacturing facilities and in the process we have experienced challenges associated with such activities. In addition, we have not yet begun servicing vehicles at significant volumes. Accordingly, our ability to scale production and vehicle servicing and mitigate risks associated with these activities has not been thoroughly tested. In addition, our current systems and processes are not mature, which may affect our ability to timely initiate critical and time sensitive projects and increase project costs. If we continue to experience logistics challenges, are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.

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

While we have completed the initial phase of construction at our manufacturing facilities in Casa Grande, Arizona, tooling our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. For example, the installation and production readiness of certain general assembly equipment for our Phase 2 expansion of AMP-1 is expected to be delayed by our supplier until early 2023 due to its supply chain impacts and disruption related to the conflict in Ukraine. These risks could be exacerbated because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commencement of commercial production at our Casa Grande facilities, we have hired and trained and continue to hire and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for the Lucid Air and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of the Project Gravity SUV or other future vehicles, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations. For example, a portion of our manufacturing facility in Casa Grande, Arizona, was not constructed in accordance with the contractual requirements. The facility is capable of supporting current production volumes, but it will require repair or remediation to support future production volumes. We have begun to repair or remediate these issues where possible without impacting manufacturing, and we plan to address the bulk of such repairs or remediation as part of the phased build-out of our Casa Grande facility. Although we do not currently expect that we will be required to take vehicle production offline or reduce our planned manufacturing volumes, the repairs or remediation are expected to entail significant costs, and we may be unable to recover some or all of such costs from the applicable contractor(s).

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

We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, or to satisfy the requirements of customers and potential customers. Any failure to develop and implement such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we ramp production of the Lucid Air, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

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

Because commercial production of the Lucid Air has recently begun, we have limited experience servicing or repairing our vehicles. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Furthermore, some vehicle repairs may be done via over-the-air software updates, which poses additional risks to the vehicles’ software if any issues arise during an update. In addition, we plan to partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers or develop and implement the necessary IT infrastructure to support them. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our vehicles. We also have a limited network of locations to perform service and will also rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.

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

Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our vehicles, a large portion of which we have developed in-house. As we grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or service. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our results of operations. If we are unable to successfully address the service requirements of our customers, or if we establish a market perception that we do not maintain high-quality support, our brand and reputation could be adversely affected, and we may be subject to claims from our customers, which could result in loss of revenue or damages, and our business, results of operations, prospects and financial condition could be materially and adversely affected.
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
We and our suppliers may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona are located in a sandstorm-, flood- and tornado-prone area. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the ongoing COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, the military invasion of Ukraine by Russia and the sanctions against Russia resulting from such conflict is expected to delay the installation and production readiness of certain general assembly equipment for our Phase 2 expansion of AMP-1, may increase the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.
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
In addition, as we expand our service network and scale the manufacturing of our vehicles and any future energy storage products, we will need to store lithium-ion cells at our facilities and we have, and may in the future, experience thermal events. Any mishandling of battery cells or safety issue or fire related to the cells could disrupt our operations. Such damage or injury could also lead to adverse publicity and potentially a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our vehicles and negatively affect our results of operations and financial condition. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, results of operations and financial condition.
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
Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and use our vehicles, products and systems to (i) gain control of, (ii) change the functionality, user interface and performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products and systems. Advances in technology, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems are also vulnerable to damage or interruption from, among other things, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, or misuse, mistake or other attempts to harm our products and systems. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. We may also be subject to certain laws and regulations, such as “Right to Repair” laws, that could require us to provide third-party access to our vehicle systems. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers and/or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.
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
If we are unable to protect our products and systems (and the information stored in our systems) from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such problems or security breaches could have negative consequences for our business and future prospects, including compromise of vehicle integrity and physical safety, causing monetary losses, giving rise to liabilities under our contracts or to the owners of the applicable information, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property or trade secrets. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, systems or data, as well as other factors that may result in the perception that our vehicles, systems or data are vulnerable to being “hacked,” could negatively affect our brand. Some entities within the U.S. federal government, including certain Members of Congress and the National Highway Traffic Safety Administration (“NHTSA”), have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe (“UNECE”) has introduced new regulations governing connected vehicle cybersecurity, which became effective in January 2021 and are expected to apply in the European Union to all new vehicle types beginning in July 2022 and to all existing architectures/new vehicles from July 2024. Such regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect the timing of our entry into the European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulation.
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

In addition, our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any over-the-air or other updates, may contain, errors, bugs, design defects or vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities may reside in third-party intellectual property or open source software and/or be inherently difficult to detect and may only be discovered after code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to deploy updates to the software addressing any issues but our over-the-air update procedures fail to properly update the software, our customers will then be responsible for working with our service personnel to install such updates to the software, and their vehicle will be subject to these vulnerabilities until they do so. Any compromise of our intellectual property, proprietary information, systems or vehicles or inability to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, compromise of vehicle integrity and physical safety, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, results of operations, prospects and financial condition.
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

At the state level, we are subject to law and regulations such as the CCPA. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California residents with new privacy-related disclosures and new ways to opt-out of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act (“CPRA”), will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency, the California Privacy Protection Agency (“CPPA”), that will be vested with the authority to implement and enforce the CCPA and the CPRA. The CPPA has recently published draft regulations under the CCPA and CPRA that, if enacted, would impose additional regulatory obligations on us.

Other states, including Connecticut, Utah, Virginia, and Colorado, have enacted or are in the process of enacting, or considering similar laws. Compliance with these state statutes, other similar state or federal laws that may be enacted in the future, and other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations, which could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business. Certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application.

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
Our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. Although we do not currently anticipate widespread departure of our senior leadership team or other key employees, it is always possible that we could lose some key personnel, especially if we are unable to grant sufficient equity awards or if the volatility of our stock price increases. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers and Arizona, where we have a substantial presence and a need for a large skilled repair, logistics, supply chain, and manufacturing workforce. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19 and the recent conflict in Ukraine. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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
We will need to hire and train a significant number of employees to engage in full capacity commercial manufacturing operations. This needs to be accomplished in a very short period of time in order for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, training and managing a large workforce, such as establishing efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating an effective company culture, and these risks and challenges may be exacerbated by the short period of time in which we intend to scale up our salary and hourly workforce. Although the area surrounding our Casa Grande, Arizona manufacturing facilities is home to a highly trained workforce with experience in engineering and manufacturing, this workforce does not have significant experience with electric vehicle manufacturing, and related processes such as inventory management, logistics and quality control, and many jobs will require significant training and we may need to spend significant resources to ensure employees adhere to such training. Further, competition for employees in the Casa Grande, Arizona has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area. If we are unsuccessful in hiring and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. For example, in February 2022 we voluntarily recalled certain vehicles due to a potential issue regarding the manufacture of the front strut damper by our supplier, and in May 2022 we recalled certain vehicles due to a potential issue regarding the wiring harness connected to in-vehicle displays. We may in the future voluntarily or involuntarily initiate additional recalls if any of our electric vehicles or components (including our batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may be unable to service and repair recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our electric vehicles and could also result in the loss of business to our competitors. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, results of operations and financial condition.
We are subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and adversely affect our business, results of operations, cash flows and financial condition.
From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, privacy, securities, tax, labor and employment, health and safety, our direct distribution model, environmental claims, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition. In the ordinary course of business, we have been the subject of complaints or litigation, including claims related to shareholders, disability access, and employment matters.
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

On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The complaints name as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters. The complaints in these actions seek certification of the actions as class actions, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the complaint will be successful or that it will avoid liability in these matters.
In addition, on July 11, 2022, a purported shareholder of the Company filed a shareholder derivative action, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California state court, captioned Floyd Taylor v. Glenn August, et al., Superior Court, Alameda County, Case No. 22CV014130. The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the Mangino and Goel actions, the Taylor complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty. The complaint seek compensatory damages, punitive damages, interest, and attorneys’ fees and expenses. To the Company’s understanding, the matter has not been served on any defendant to date.
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
In addition, the United States recently enacted federal legislation that revokes normal trade relations between Russia and Belarus. As a result of this and recent executive action increasing import duty rates on certain Russia-origin products, imports of merchandise that is of Russian- or Belarussian-origin are subject to potentially higher import duty rates. To the extent such merchandise is found in our cross-border supply chains and subject to higher duties, the suspension of normal trade relations with Russian and Belarus could increase our input costs, which could have adverse impacts on our business and financial condition.
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

We have funded our operations since inception primarily through equity and debt financings. For example, we issued approximately $2 billion of 1.25% convertible senior notes due 2026 in December 2021 (the “2026 Notes”) and we entered into a credit agreement that provides for a $1.0 billion senior secured asset-based revolving credit facility in June 2022 (the “ABL Credit Facility”). In addition, we have, through our subsidiary, entered into a loan agreement with the Saudi Industrial Development Fund for an aggregate principal amount of up to SAR 5.19 billion in February 2022 (the “SIDF Loan Agreement”) and also entered into a revolving credit facility agreement with Gulf International Bank for an aggregate principal amount of SAR 1 billion in April 2022 (the “GIB Facility Agreement”). We anticipate that we will need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, during fiscal year 2022, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to Peter Rawlinson, our Chief Executive Officer and Chief Technology Officer, that were previously granted to him in March 2021 through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on each vesting date. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding. Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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

In December 2021, we issued approximately $2.0 billion principal amount of 2026 Notes and have entered into several credit facilities in 2022. See Note 6 “Long-Term Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness from time to time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

In addition, under the SIDF Loan Agreement, the GIB Facility Agreement, and the ABL Credit Facility, we are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on our ability to, among other things, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of assets (including dispositions of material intellectual property), consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions, consummate mergers and other fundamental changes, enter in to restrictive agreements or modify their organizational documents. Any debt financing secured by us in the future could also involve such covenants as well as additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our indebtedness immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.

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

We have incurred and may still incur substantially more debt

We and our subsidiaries have incurred and may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The ABL Credit Facility imposes certain restrictions on our ability to incur additional debt, but we are not restricted under the terms of the indenture governing our 2026 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of such indenture governing our 2026 Notes that could have the effect of diminishing our ability to make payments on our 2026 Notes when due.

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

Noteholders may, subject to a limited exception, require us to repurchase their notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, such as the covenants in the ABL Credit Facility, may restrict our ability to repurchase the 2026 Notes or pay any cash amounts due upon conversion. Our failure to repurchase 2026 Notes or pay any cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2026 Notes.

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

We may be unable to draw down the full amounts available under the ABL Credit Facility, the SIDF Loan Agreement and the GIB Facility Agreement.
The ABL Credit Facility has an initial aggregate principal commitment amount of up to $1.0 billion. However, availability of the committed amounts under the ABL Credit Facility is subject to the value of the eligible borrowing base and we are currently able to draw down only a portion of the full amount available under the ABL Credit Facility. In addition, there is no guarantee that we will have sufficient eligible borrowing base in the future to be able to draw down the full amount available under the ABL Credit Facility. In addition, amounts committed under the SIDF Loan Agreement and the GIB Facility Agreement are only available for certain specific purposes and subject to conditions on drawdowns. Any inability to draw down the full amounts committed under these facilities, should the need arise, may have an adverse effect on our cash flows and liquidity.

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
As part of our business strategy, we may make investments in complementary companies, solutions or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. In addition, if we are unsuccessful at integrating such acquisitions or developing the acquired technologies, the revenue and results of operations of the combined company could be adversely affected. Further, the integration of acquired businesses or assets typically requires significant time and resources, which could result in a diversion of resources from our existing business, which could have an adverse effect on our operations, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness could result in increased fixed obligations and exposure to potential unknown liabilities of the acquired business and could also include covenants or other restrictions that could impede our ability to manage our operations.
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
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of June 30, 2022, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2034 and state research and development credit carryforwards with no expiration. As of June 30, 2022, we maintain a full valuation allowance for our net deferred tax assets.
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
As part of such requirements, we are required to provide management’s attestation on the report on internal control over financial reporting by our independent registered public accounting firm. The design of internal controls over financial reporting for our business has required and will continue to require significant time and resources from management and other personnel.
In addition, we are required to report any control deficiencies that constitute a “material weakness” in our internal control over financial reporting. We had previously identified material weaknesses in our internal control over financial reporting in 2020, which has since been remediated. However, we cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal control over financial reporting may result in material misstatements of our consolidated financial statements, cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.
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
Furthermore, the stock markets in general, and the markets for technology and electric vehicle stocks in particular, have experienced extreme volatility, including as a result of the COVID-19 pandemic, that has sometimes been unrelated to the operating performance of the issuer. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, hedging activity by holders of the 2026 Notes may impact the market price of our common stock, in particular during any redemption conversion period in connection with a redemption of the 2026 Notes or any observation period for a conversion of the 2026 Notes.

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

Pursuant to the Investor Rights Agreement, the Sponsor has agreed to restrictions on the sale or transfer of shares of common stock, Private Placement Warrants and Working Capital Warrants held by it for a period of 18 months after the Closing of the Transactions. However, following the expiration of this lock-up period, the Sponsor will not be restricted from selling our securities held by it, other than by applicable securities laws. In addition, pursuant to the Investor Rights Agreement, Ayar, the Sponsor, and certain other parties thereto are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights. If one or more of these stockholders were to sell a substantial portion of the shares they hold, it could cause the trading price of our common stock to decline.
We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies.
As of June 30, 2022, Ayar held approximately 60.7% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
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
We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the ABL Credit Facility limits our and certain of our subsidiaries’ ability to pay dividends. We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business.

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

Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:
EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

10.1	Letter of Undertaking, dated as of April 20, 2022, between Lucid LLC and Ministry of Finance of the Kingdom of Saudi Arabia (English version only)	10-Q	001-39408	May 5, 2022	10.3

10.2	Facilities Letter, entered into as of April 29, 2022, between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)					X

10.3	Credit Agreement, dated as of June 9, 2022, by and among Lucid Group, Inc., as the Borrower Representative, the other Borrowers party thereto from time to time, the Lenders and Issuing Banks from time to time party thereto and Bank of America, N.A., as Administrative Agent	8-K	001-39408	June 15, 2022	10.1

10.4^	Lucid Group, Inc. Amended and Restated 2021 Stock Incentive Plan (including the Lucid Group, Inc. 2021 Employee Stock Purchase Plan, attached thereto)	8-K	001-39408	June 13, 2022	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

^ Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: August 3, 2022	By:	/s/ Sherry House
Sherry House
Chief Financial Officer