Form 10-Q
period 2022-09-30
Lucid Group, Inc.
filed 2022-11-08
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at November 2, 2022: 1,680,431,090

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3
	Frequently Used Terms	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	7
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	7
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	8
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	11
	Notes to Condensed Consolidated Financial Statements (Unaudited)	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Control and Procedures	51

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 6.	Exhibits	96

SIGNATURES		97

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
•risks related to the timing of expected business milestones and commercial product launches;
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

“2026 Notes” are to the 1.25% Convertible Senior Notes due 2026;

“AMP-1” are to our Advanced Manufacturing Plant 1 in Casa Grande, Arizona;

“AMP-2” are to our planned Advanced Manufacturing Plant 2, which is currently under construction in the Kingdom of Saudi Arabia;

“Ayar” are to Ayar Third Investment Company, an affiliate of PIF and the controlling stockholder of the Company;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,264,136	$6,262,905
Short-term investments	2,078,045	—
Accounts receivable, net	2,659	3,148
Inventory	685,321	127,250
Prepaid expenses	57,259	70,346
Other current assets	69,008	43,328
Total current assets	4,156,428	6,506,977
Property, plant and equipment, net	1,954,310	1,182,153
Right-of-use assets	211,844	161,974
Long-term investments	513,735	—
Other noncurrent assets	51,494	30,609
TOTAL ASSETS	$6,887,811	$7,881,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,781	$41,342
Accrued compensation	49,008	32,364
Finance lease liabilities, current portion	9,780	4,183
Other current liabilities	686,555	318,212
Total current liabilities	825,124	396,101
Finance lease liabilities, net of current portion	79,371	6,083
Common stock warrant liability	396,489	1,394,808
Long-term debt	1,990,571	1,986,791
Other long-term liabilities	365,009	188,575
Total liabilities	3,656,564	3,972,358
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 1,681,005,163 and 1,648,413,415 shares issued and 1,680,147,338 and 1,647,555,590 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	168	165
Additional paid-in capital	10,162,745	9,995,778
Treasury stock, at cost, 857,825 shares at September 30, 2022 and December 31, 2021	(20,716)	(20,716)
Accumulated other comprehensive loss	(13,266)	—
Accumulated deficit	(6,897,684)	(6,065,872)
Total stockholders’ equity	3,231,247	3,909,355
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,887,811	$7,881,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$195,457	$232	$350,468	$719

Costs and expenses
Cost of revenue	492,483	3,320	1,030,795	3,424
Research and development	213,761	242,408	600,218	586,579
Selling, general and administrative	176,736	251,554	563,707	455,478
Total cost and expenses	882,980	497,282	2,194,720	1,045,481

Loss from operations	(687,523)	(497,050)	(1,844,252)	(1,044,762)

Other income (expense), net
Change in fair value of forward contracts	—	—	—	(454,546)
Change in fair value of convertible preferred stock warrant liability	—	—	—	(6,976)
Change in fair value of common stock warrant liability	140,146	(24,787)	998,319	(24,787)
Transaction costs expensed	—	(2,717)	—	(2,717)
Interest income	24,373	—	27,284	—
Interest expense	(7,613)	(76)	(22,521)	(111)
Other income (expense), net	665	249	9,898	(151)
Total other income (expense), net	157,571	(27,331)	1,012,980	(489,288)
Loss before provision for income taxes	(529,952)	(524,381)	(831,272)	(1,534,050)
Provision for income taxes	149	22	540	31
Net loss	(530,101)	(524,403)	(831,812)	(1,534,081)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	—	(2,167,332)
Net loss attributable to common stockholders, basic	(530,101)	(524,403)	(831,812)	(3,701,413)
Change in fair value of dilutive warrants	(140,146)	—	(998,319)	—
Net loss attributable to common stockholders, diluted	$(670,247)	$(524,403)	$(1,830,131)	$(3,701,413)

Weighted average shares outstanding used in computing net loss per share attributable to common stockholders, basic	1,676,048,504	1,217,032,285	1,666,693,217	432,654,607
Weighted average shares outstanding used in computing net loss per share attributable to common stockholders, diluted	1,690,963,548	1,217,032,285	1,686,576,589	432,654,607
Net loss per share attributable to common stockholders, basic	$(0.32)	$(0.43)	$(0.50)	$(8.56)
Net loss per share attributable to common stockholders, diluted	$(0.40)	$(0.43)	$(1.09)	$(8.56)

Other comprehensive loss
Net unrealized losses on investments, net of tax	$(12,575)	$—	$(13,266)	$—
Comprehensive loss	(542,676)	(524,403)	(845,078)	(1,534,081)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	—	(2,167,332)
Comprehensive loss attributable to common stockholders	$(542,676)	$(524,403)	$(845,078)	$(3,701,413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
Unaudited
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2022	Shares(1)	Amount
Balance as of June 30, 2022	1,672,543,611	$167	$10,099,209	$(20,716)	$(691)	$(6,367,583)	$3,710,386
Net loss	—	—	—	—	—	(530,101)	(530,101)
Net unrealized losses on investments, net of tax	—	—	—	—	(12,575)	—	(12,575)
Issuance and sale of common stock for tax withholdings of employee RSUs	—	—	(21,654)	—	—	—	(21,654)
Issuance of common stock upon vesting of employee RSUs	5,100,389	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,503,338	1	1,888	—	—	—	1,889
Stock-based compensation	—	—	83,302	—	—	—	83,302
Balance as of September 30, 2022	1,680,147,338	$168	$10,162,745	$(20,716)	$(13,266)	$(6,897,684)	$3,231,247

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three Months Ended September 30, 2021	Shares(1)	Amount	Shares(1)	Amount
Balance as of June 30, 2021	1,155,909,367	$5,836,785	36,799,150	$4	$26,613	$(4,495,789)	$(4,469,172)
Net loss	—	—	—	—	—	(524,403)	(524,403)
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(1,155,909,367)	(5,836,785)	1,155,909,367	116	5,836,669	—	5,836,785
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	—	—	425,395,023	42	3,590,914	—	3,590,956
Issuance of common stock upon exercise of common stock warrants	—	—	22,651,424	2	173,271	—	173,273
Issuance of common stock upon exercise of stock options	—	—	887,852	—	763	—	763
Stock-based compensation	—	—	—	—	236,956	—	236,956
Balance as of September 30, 2021	—	$—	1,641,642,816	$164	$9,865,186	$(5,020,192)	$4,845,158

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

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) - continued
Unaudited
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Nine Months Ended September 30, 2022	Shares(1)	Amount
Balance as of January 1, 2022	1,647,555,590	$165	$9,995,778	$(20,716)	$—	$(6,065,872)	$3,909,355
Net loss	—	—	—	—	—	(831,812)	(831,812)
Net unrealized losses on investments, net of tax	—	—	—	—	(13,266)	—	(13,266)
Issuance and sale of common stock for tax withholdings of employee RSUs	—	—	(212,895)	—	—	—	(212,895)
Issuance of common stock upon vesting of employee RSUs	13,142,048	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	751,036	—	12,882	—	—	—	12,882
Issuance of common stock upon exercise of stock options	18,698,664	2	14,736	—	—	—	14,738
Stock-based compensation	—	—	352,245	—	—	—	352,245
Balance as of September 30, 2022	1,680,147,338	$168	$10,162,745	$(20,716)	$(13,266)	$(6,897,684)	$3,231,247

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2021	Shares(1)	Amount	Shares(1)	Amount
Balance as of January 1, 2021	957,159,704	$2,494,076	28,791,702	$3	$38,113	$(1,356,893)	$(1,318,777)
Net loss	—	—	—	—	—	(1,534,081)	(1,534,081)
Repurchase of Series B convertible preferred stock	(3,525,365)	—	—	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	1,546,799	12,936	—	—	—	—	—
Issuance of Series E convertible preferred stock	200,728,229	3,206,159	—	—	(22,395)	(2,129,218)	(2,151,613)
Stock-based compensation related to Series E convertible preferred stock	—	123,614	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(1,155,909,367)	(5,836,785)	1,155,909,367	116	5,836,669	—	5,836,785
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	—	—	425,395,023	42	3,590,914	—	3,590,956
Issuance of common stock upon exercise of common stock warrants	—	—	22,651,424	2	173,271	—	173,273
Issuance of common stock upon exercise of stock options	—	—	8,895,300	1	6,028	—	6,029
Stock-based compensation	—	—	—	—	242,586	—	242,586
Balance as of September 30, 2021	—	$—	1,641,642,816	$164	$9,865,186	$(5,020,192)	$4,845,158

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

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(831,812)	$(1,534,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,343	26,621
Amortization of insurance premium	25,188	7,184
Non-cash operating lease cost	14,254	8,629
Stock-based compensation	352,245	366,200
Inventory and firm purchase commitments write-downs	364,553	—
Change in fair value of contingent forward contract liability	—	454,546
Change in fair value of preferred stock warrant liability	—	6,976
Change in fair value of common stock warrant liability	(998,319)	24,787
Other non-cash items	(5,020)	56
Changes in operating assets and liabilities:
Accounts receivable	489	(1)
Inventory	(906,054)	(60,112)
Prepaid expenses	(12,101)	(65,697)
Other current assets	(33,262)	8,299
Other noncurrent assets	(39,082)	(5,861)
Accounts payable	52,216	(14,175)
Accrued compensation	16,644	12,752
Operating lease liability	(10,761)	(4,516)
Other current liabilities	281,545	17,834
Other long-term liabilities	20,191	5,158
Net cash used in operating activities	(1,577,743)	(745,401)
Cash flows from investing activities:
Purchases of property, plant and equipment	(784,964)	(299,313)
Proceeds from government grant	97,267	—
Proceeds from sale of property, plant and equipment	—	19
Purchases of investments	(2,726,677)	—
Proceeds from maturities of investments	125,353	—
Net cash used in investing activities	(3,289,021)	(299,294)
Cash flows from financing activities:
Payment for short-term insurance financing note	(15,330)	(16,819)
Payment for finance lease liabilities	(3,605)	(1,915)
Proceeds from short-term insurance financing note	—	41,935
Proceeds from borrowings	20,228	—
Repayments for borrowings	(6,653)	—
Proceeds from failed sale-leaseback transaction	31,700	—
Repurchase of Series B convertible preferred stock	—	(3,000)
Proceeds from issuance of Series D convertible preferred stock	—	3,000
Proceeds from issuance of Series E convertible preferred stock	—	600,000
Proceeds from exercise of stock options	14,738	6,027
Proceeds from the exercise of public warrants	—	173,273
Proceeds from the reverse capitalization	—	4,439,153
Payment of transaction costs related to the reverse recapitalization	—	(4,811)
Proceeds from employee stock purchase plan	12,882	—
Stock repurchases from employees for tax withholdings	(212,895)	—
Payment for credit facility issuance costs	(6,631)	—
Net cash (used in) provided by financing activities	(165,566)	5,236,843
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,032,330)	4,192,148
Beginning cash, cash equivalents, and restricted cash	6,298,020	640,418
Ending cash, cash equivalents, and restricted cash	$1,265,690	$4,832,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$11,307	$324
Cash paid for taxes	480	—
Supplemental disclosure of non-cash investing and financing activity:
Increases in purchases of property, plant and equipment included in accounts payable and accrued expenses	65,267	5,756
Property, plant and equipment and right-of-use assets obtained through leases	143,972	70,756
Issuance of Series D convertible preferred stock upon exercise of preferred stock warrants	—	9,936
Issuance of Series E convertible preferred stock contingent forward contracts	—	2,167,332
Capital contribution upon forfeit of Series E awards	—	15,719
Issuance of Series E convertible preferred stock upon settlement of contingent forward contracts	—	2,621,878
Issuance of common stock upon conversion of preferred stock in connection with the reverse recapitalization	—	5,836,785
Transaction costs related to the reverse recapitalization not yet paid	$—	$34,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2022
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
From inception through September 30, 2022, the Company has incurred operating losses and negative cash flows from operating activities. For the nine months ended September 30, 2022 and 2021, the Company has incurred operating losses, including net losses of $831.8 million and $1.5 billion, respectively. The Company has an accumulated deficit of $6.9 billion as of September 30, 2022.
During the quarter ended June 30, 2021, the Company completed the first phase of the construction of its Advanced Manufacturing Plant 1 in Casa Grande, Arizona (“AMP-1”). The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company continues to expand AMP-1, construct its planned Advanced Manufacturing Plant 2 in the Kingdom of Saudi Arabia (“AMP-2”), and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, above and beyond the expected cash inflows from the initial sales of the Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
The Company’s existing sources of liquidity include cash, cash equivalents and investments. Historically, the Company funded operations primarily with issuances of convertible preferred stock and convertible notes. Upon the completion of the Merger, the Company received $4,400.3 million in cash proceeds, net of transaction costs. In December 2021, the Company issued an aggregate of $2,012.5 million principal amount of 1.25% convertible senior notes due in December 2026. In addition, during the nine months ended September 30, 2022, the Company entered into a loan agreement with the Saudi Industrial Development Fund (“SIDF”) with an aggregate principal amount of up to approximately $1.4 billion, revolving credit facilities with Gulf International Bank (“GIB”) in an aggregate principal amount of approximately $266.2 million and a new five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with an initial aggregate principal commitment amount of up to $1.0 billion. See Note 6 “Debt” for additional information.
Certain Significant Risks and Uncertainties

The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully electric vehicles and advanced electric vehicle powertrain components, including battery pack systems, (iii) production and manufacturing ramps at existing manufacturing facilities in Casa Grande, Arizona, (iv) phase 2 of construction at AMP-1 in Casa Grande, Arizona, (v) the construction of AMP-2, and (vi) expansion of its retail studios and service centers capabilities throughout North America and across the globe. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key personnel. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing.

The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse impact on the Company’s future financial position, results of operations, and/or cash flows: advances and trends in new technologies; competitive pressures; changes in the overall demand for its products and services; acceptance of the Company’s products and services; litigation or claims against the Company based on intellectual property (including patents), regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

A global economic recession or other downturn, whether due to inflation, ongoing conflict in Ukraine or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause the Company’s customers to defer purchases or cancel their reservations and orders in response to tighter credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for the Company’s products may result in significant decreases in product sales, which in turn would have a material adverse impact on the Company’s business, prospects, financial condition and results of operations. Because of the Company’s premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on the Company compared to many of its electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of the Company’s suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to the Company, or meet the Company’s future demand. In addition, the deterioration of conditions in global credit markets may limit the Company’s ability to obtain external financing to fund its operations and capital expenditures on terms favorable to the Company, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q (the “Quarterly Report”) for additional information regarding risks associated with a global economic recession, including under the caption “A global economic recession or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”
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
While certain of the Company and its suppliers’ operations have from time-to-time been temporarily affected by government-mandated restrictions, the Company was able to commence and continue deliveries of the Lucid Air to customers and to proceed with the construction of AMP-1 and AMP-2. Broader impacts of the pandemic have included inflationary pressure as well as ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. Because the Company relies on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in its vehicles, as well as provisioning and servicing equipment in its manufacturing facilities, the Company has been affected by inflation and such industry-wide challenges in logistics and supply chains. While the Company continues to focus on mitigating risks to its operations and supply chain in the current industry environment, the Company expects that these industry-wide trends will continue to impact its cost structure as well as its ability and the ability of its suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.
In the current circumstances, given the dynamic nature of the situation, any impact on the Company’s financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, the duration and continued spread of the outbreak, its severity, potential additional waves of infection, the emergence of more virulent or more dangerous strains of the virus, the actions taken to mitigate the virus or its impact, the development, distribution, efficacy and acceptance of vaccines worldwide, how quickly and to what extent normal economic and operating conditions can resume, the broader impact that the pandemic is having on the economy and our industry and specific implications the pandemic may have on the Company’s suppliers and on global logistics. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The ongoing COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, prospects, results of operations and financial condition.”

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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, the determination of the useful lives of property, plant and equipment, fair value of preferred stock warrants, fair value of common stock warrants, fair value of contingent forward contracts liability, estimates of residual value guarantee (“RVG”), valuation of deferred income tax assets and uncertain tax positions, fair value of common stock and other assumptions used to measure stock-based compensation expense, and estimated incremental borrowing rates for assessing operating and financing leases. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,264,136	$6,262,905	$4,796,880	$614,412
Restricted cash included in other current assets	1,554	10,740	10,970	11,278
Restricted cash included in other noncurrent assets	—	24,375	24,716	14,728
Total cash, cash equivalents, and restricted cash	$1,265,690	$6,298,020	$4,832,566	$640,418
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

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on February 28, 2022. Except for the policies described below, there have been no significant changes to the Company’s accounting policies during the three and nine months ended September 30, 2022.
Investments

The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and they are stated at fair value. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on our investments of available-for-sale securities are recorded in accumulated other comprehensive loss which is included within stockholders’ equity. Interest, as well as amortization and accretion of purchase premiums and discounts on our investments of available-for-sale securities are included in Interest income. The cost of securities sold is determined using the specific identification method. Realized gains and losses on the sale of available-for-sale securities are recorded in other income (expense), net.

Vehicle Sales with Residual Value Guarantee

The Company provides an RVG to its commercial banking partner in connection with its vehicle leasing program. Under the vehicle leasing program, the Company generally receives full payment for the vehicle sales price at the time of delivery, does not bear casualty and credit risks during the lease term, and is contractually obligated (or entitled) to share a portion of the shortfall (or excess) between the resale value realized by the commercial banking partner and a predetermined resale value. During the three and nine months ended September 30, 2022, vehicle sales with RVG totaled $10.1 million. At the lease inception, the Company is required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partner. The cash collateral is held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in other long-term assets, subject to asset impairment review at each reporting period.

The Company accounts for the vehicle leasing program in accordance with ASC 842, Leases, ASC 460, Guarantees and ASC 606, Revenue from Contracts with Customers. The Company is the lessor at inception of a lease and immediately transfers the lease as well as the underlying vehicle to its commercial banking partner, with the transaction being accounted for as a sale under ASC 606. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the unspecified over-the-air (“OTA”) software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations.

The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. As we accumulate more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. As of September 30, 2022, the RVG liability was immaterial.

Government Grants

Government grants are recognized when the grants are received, and all the conditions specified in the grant have been met. Grants related to fixed assets are recorded as a deduction in calculating the carrying amount of the related assets and are recognized in profit or loss over the life of a depreciable asset through reduced depreciation expense. Grants received in advance of the acquisition or construction of assets are recorded initially in deferred liability and then as a deduction in calculating the carrying amount of the related fixed assets upon acquisition or construction of the assets. Grant receipts are classified as investing cash inflows on a gross basis on the condensed consolidated statements of cash flows.

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

NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$464,854	$87,646
Work in progress	49,375	30,641
Finished goods	171,092	8,963
Total inventory	$685,321	$127,250
Inventory as of September 30, 2022 and December 31, 2021 was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders and new vehicles available for sale. In the three and nine months ended September 30, 2022, we recorded write downs of $186.5 million and $364.6 million, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. No write-downs were recorded during the three and nine months ended September 30, 2021.
Property, plant and equipment, net
Property, plant and equipment as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Land and land improvements	$64,677	$1,050
Building and improvements	197,254	195,952
Machinery, Tooling and Vehicles	703,350	601,791
Computer equipment and software	41,590	27,968
Leasehold improvements	163,467	135,533
Furniture and fixtures	23,499	15,352
Finance leases	94,991	13,601
Construction in progress	882,892	276,919
Total property, plant and equipment	2,171,720	1,268,166
Less accumulated depreciation and amortization	(217,410)	(86,013)
Property, plant and equipment, net	$1,954,310	$1,182,153
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

	September 30, 2022	December 31, 2021
Machinery and tooling	$407,856	$132,943
Construction of AMP-1 and AMP-2(1)	435,103	112,970
Leasehold improvements	39,933	31,006
Total construction in progress	$882,892	$276,919
(1) As of September 30, 2022, $26.6 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was recorded as a deduction to AMP-2 construction in progress balance. See Note 2 “Summary of Significant Accounting Policies” and Note 19 “Related Party Transactions” for additional information.
Depreciation and amortization expense was $50.6 million and $131.3 million, respectively, for the three and nine months ended September 30, 2022, and $14.9 million and $26.6 million, respectively, for the same periods in the prior year. The amount of interest capitalized on construction in progress related to significant capital asset construction was $1.1 million and $1.8 million, respectively, for the three and nine months ended September 30, 2022.

Other current liabilities
Other current liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Engineering, design, and testing accrual	$26,925	$33,950
Construction in progress	213,551	92,590
Accrued purchases (1)	173,889	12,225
Retail leasehold improvements accrual	11,578	15,796
Other professional services accrual	33,643	13,944
Tooling liability	13,708	23,966
Short-term insurance financing note	2,141	15,281
Short-term borrowings	13,575	—
Operating lease liabilities, current portion	7,815	11,056
Other current liabilities	189,730	99,404
Total other current liabilities	$686,555	$318,212
(1) Accrued purchases primarily reflect inventory purchases and related transportation charges that had not been invoiced.
Other long-term liabilities
Other long-term liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating lease liabilities, net of current portion	$239,173	$185,323
Other long-term liabilities(1)	125,836	3,252
Total other long-term liabilities	$365,009	$188,575
(1) As of September 30, 2022, $70.7 million of capital expenditure support received from MISA was recorded as deferred liability within other long-term liabilities. See Note 2 “Summary of Significant Accounting Policies” and Note 19 “Related Party Transactions” for additional information.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Accrued warranty - beginning of period	$8,311	$1,282
Warranty costs incurred	(3,501)	(5,256)
Provision for warranty(1)	8,815	17,599
Accrued warranty - end of period(2)	$13,625	$13,625
(1) Accrued warranty balance as of September 30, 2022 included estimated costs related to the recalls identified.
(2) Accrued warranty balances were recorded within other current liabilities and other long-term liabilities on our condensed consolidated balance sheets.
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
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$238,623	$—	$—	$238,623	$238,623	$—	$—
Level 1:
Money market funds	933,177	—	—	933,177	933,177	—	—
U.S. Treasury securities	1,863,413	16	(10,195)	1,853,234	—	1,490,735	362,499
Subtotal	2,796,590	16	(10,195)	2,786,411	933,177	1,490,735	362,499
Level 2:
Certificates of deposit	234,614	60	(248)	234,426	7,999	226,427	—
Commercial paper	315,209	22	(254)	314,977	79,025	235,952	—
Corporate debt securities	284,146	15	(2,682)	281,479	5,312	124,931	151,236
Subtotal	833,969	97	(3,184)	830,882	92,336	587,310	151,236
Total assets measured at fair value	$3,869,182	$113	$(13,379)	$3,855,916	$1,264,136	$2,078,045	$513,735

December 31, 2021
Reported As:
Cash and cash equivalents
Cash	$160,888
Level 1:
Money market funds	6,102,017
Total assets measured at fair value	$6,262,905

During the three and nine months ended September 30, 2022, there were immaterial realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $5.7 million as of September 30, 2022, and is recorded in Other current assets on our condensed consolidated balance sheets. As of September 30, 2022, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	September 30, 2022
	Amortized cost	Estimated Fair Value
Within one year	$2,082,767	$2,078,045
After one year through three years	522,262	513,735
Total	$2,605,029	$2,591,780
Level 3 liabilities consist of convertible preferred stock warrant liability, contingent forward contract liability and common stock warrant liability, of which the fair value was measured upon issuance and is remeasured at each reporting date. Level 3 liabilities also consist of residual value guarantee liabilities, of which the fair value measurement is nonrecurring and measured upon delivery of vehicles. The valuation methodology and underlying assumptions are discussed further in Note 2 “Summary of Significant Accounting Policies”, Note 7 “Contingent Forward Contracts,” Note 8 “Convertible Preferred Stock Warrant Liability” and Note 9 “Common Stock Warrant Liability”. Significant increases (decreases) in the unobservable inputs used in determining the fair value would result in a significantly higher (lower) fair value measurement. The following table presents a reconciliation of the contingent forward contract liability, convertible preferred stock warrant liability and common stock warrant liability measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended September 30,
	2022	2021
	Common Stock Warrant Liability	Common Stock Warrant Liability
Fair value-beginning of period	$536,635	$—
Issuance	—	812,048
Change in fair value	(140,146)	24,787
Fair value-end of period	$396,489	$836,835

	Nine Months Ended September 30,
	2022	2021
	Common Stock Warrant Liability	Contingent Forward Contract Liability (1)	Convertible Preferred Stock Warrant Liability (1)	Common Stock Warrant Liability
Fair value-beginning of period	$1,394,808	$—	$2,960	$—
Issuance	—	2,167,332	—	812,048
Change in fair value	(998,319)	454,546	6,976	24,787
Settlement	—	(2,621,878)	(9,936)	—
Fair value-end of period	$396,489	$—	$—	$836,835
(1) Convertible preferred stock warrant liability and contingent forward contract liability were fully settled during the six months ended June 30, 2021.
NOTE 6 – DEBT
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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following is a summary of the 2026 Notes as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022	December 31, 2021
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	21.9	25.7
Net Carrying Amount	$1,990.6	$1,986.8

Fair Value (Level 2)	$1,257.8	$1,984.6
The effective interest rate for the convertible note is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Contractual interest	$6.2	$18.9
Amortization of debt discounts and debt issuance costs	1.4	3.8
Interest expense	$7.6	$22.7
The 2026 Notes were not eligible for conversion as of September 30, 2022 and December 31, 2021. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of September 30, 2022, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.

SIDF Loan Agreement
On February 27, 2022, Lucid, LLC, a limited liability company established in the Kingdom of Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with SIDF, a related party of Public Investment Fund (“PIF”), which is an affiliate of Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”). Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.2 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.5 million) to SAR 1.77 billion (approximately $471.1 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of September 30, 2022, no amounts were outstanding under the SIDF Loan Agreement.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provides for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.2 million). SAR $650 million (approximately $173.0 million) under the GIB Facility Agreement is available as bridge financing (the “Bridge Facility”) of Lucid LLC’s capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.2 million) may be used for general corporate purposes (the “Working Capital Facility”). Loans under the Bridge Facility and the Working Capital Facility will have a maturity of no more than 12 months. The Bridge Facility will bear interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility will bear interest at a rate of 1.70% per annum over 3-month SAIBOR and associated fees. The Company is required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the GIB Credit Facility. Commitments under the GIB Facility Agreement will terminate, and all amounts then outstanding thereunder will become payable, on the maturity date of the GIB Facility Agreement. The GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default. As of September 30, 2022, the Company had outstanding borrowings of SAR 51 million (approximately $13.6 million) from the Working Capital Facility, which was recorded within other current liabilities on the condensed consolidated balance sheets. As of September 30, 2022, available borrowings are SAR 650 million (approximately $173.0 million) and SAR 299 million (approximately $79.6 million) under the Bridge Facility and Working Capital Facility, respectively. As of September 30, 2022, the Company was in compliance with applicable covenants under the GIB Facility Agreement.

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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of September 30, 2022, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of September 30, 2022, the Company had no outstanding borrowings and $36.8 million outstanding letters of credit under the ABL Credit Facility. Availability under the ABL Credit Facility was $303.7 million as of September 30, 2022, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets on condensed consolidated balance sheets and amortized over the facility term using the straight-line method. During the three and nine months ended September 30, 2022, amortization of the deferred issuance costs and commitment fee were not material.
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
As discussed in Note 10 “Convertible Preferred Stock”, in September 2020, along with the execution of the Securities Purchase Agreement, the Company granted Ayar the right to purchase the Company’s additional Series E convertible preferred stock upon the Company’s satisfaction of certain milestones in November 2020. The Company determined Ayar’s right to participate in future Series E convertible preferred stock financing to be freestanding similar to a derivative in the form of contingent forward contracts and recorded the initial valuation of $0.8 million into contingent forward contract liabilities.
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
The Company determined the right to participate in future Series E convertible preferred share financing to be a freestanding financial instrument similar to a derivative in the form of contingent forward contracts and recorded the initial valuation of $1,444.9 million and $722.4 million for the third closing and fourth closing, respectively, as contingent forward contract liabilities. Since the contingent forward contract liability related to the third closing was fully settled in the same month following the execution of the amendment, the Company recorded no related fair value remeasurements in the condensed consolidated statements of operations and comprehensive loss.

The Company issued Offer Notices to certain of the Company’s management and members of the Board of Directors in March 2021 and April 2021. The Series E convertible preferred stock issued from the fourth closing included 3,034,194 shares to the Company’s management and 1,658,705 shares to members of the Board of Directors. The total issuance to the Company’s management included 535,275 shares offered to the CEO in April 2021. The offer to employees in the fourth closing to participate in future Series E convertible preferred stock financing represent a fully vested, equity classified award. The Company recorded the award’s full fair value on each recipient’s grant date as stock-based compensation, and derecognized the related contingent forward contract liability. The Company revalued the contingent forward contract liability for the remaining participants and recorded $454.5 million fair value remeasurement loss related to the contingent forward contract liability for the nine months ended September 30, 2021, with the final fair value of the contingent forward contract liability of $1.2 billion reclassified into Series E convertible preferred stock upon the fourth closing in April 2021. There was no related outstanding contingent forward contract liability as of December 31, 2021.
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

NOTE 8 - CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY
In March and September 2017, the Company issued two convertible preferred stock warrants to purchase a total of 1,546,799 shares of Series D convertible preferred stock, with an exercise price of $1.94 per share. The Company recorded the convertible preferred stock warrants at fair value using a Monte-Carlo simulation at issuance, which had been subsequently remeasured to fair value each reporting period with the changes recorded in the condensed consolidated statements of operations and comprehensive loss. In February 2021, all the outstanding warrants were settled in its entirety at an exercise price of $1.94 per share for an aggregate purchase price of $3.0 million. Upon final settlement, the Company converted the warrant into $12.9 million Series D convertible preferred stock, and recorded $7.0 million losses related to fair value remeasurements of the warrants in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021.
NOTE 9 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to fair value of $1,394.8 million as of December 31, 2021. The Private Placement Warrants remained unexercised and were remeasured to fair value of $396.5 million as of September 30, 2022, resulting in a gain of $140.1 million and $998.3 million, respectively, for the three and nine months ended September 30, 2022 recognized in the condensed consolidated statements of operations and comprehensive loss.
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

The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and were as follows:

	September 30, 2022	December 31, 2021
Fair value of Private Placement Warrants per share	$8.94	$31.45

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

	September 30, 2022	December 31, 2021
Volatility	80.00%	85.00%
Expected term (in years)	3.8	4.6
Risk-free rate	4.17%	1.20%
Dividend yield	—%	—%

NOTE 10 – CONVERTIBLE PREFERRED STOCK
Convertible Preferred Stock
Upon the Closing of the Merger, the Company cancelled and converted all 1,155,909,367 shares of issued and outstanding convertible preferred stock into 1,155,909,367 shares of Lucid common stock based upon the conversion rate as calculated pursuant to Legacy Lucid’s memorandum and articles of association at the date and time that the Merger became effective. As of September 30, 2022 and December 31, 2021, there were no issued and outstanding shares of convertible preferred stock.
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
NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of September 30, 2022 and December 31, 2021, there were no issued and outstanding shares of preferred stock.
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

Treasury Stock

In fiscal year 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased for the three and nine months ended September 30, 2022 and 2021.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Private warrants to purchase common stock	44,350,000	44,350,000
Stock options outstanding	43,132,157	64,119,902
Restricted stock units outstanding	39,391,043	48,234,611
Shares available for future grants under equity plans	31,283,219	16,761,960
If-converted common shares from convertible note	36,737,785	36,737,785
Total shares of common stock reserved	194,894,204	210,204,258
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

NOTE 13 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the nine months ended September 30, 2022 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2021	64,119,902	$1.08	6.60	$2,370,666
Options exercised	(18,698,664)	0.79
Options canceled	(2,289,081)	1.71
Balance as of September 30, 2022	43,132,157	$1.17	6.69	$554,954
Options vested and exercisable as of September 30, 2022	31,474,979	$0.97	6.24	$410,294
As of September 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $9.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units
A summary of restricted stock units (“RSUs”) activity for the nine months ended September 30, 2022 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2021	32,210,200	16,024,411	48,234,611	$20.45
Granted	16,225,356	—	16,225,356	19.11
Vested	(9,001,521)	(13,934,271)	(22,935,792)	19.21
Cancelled/Forfeited	(2,133,132)	—	(2,133,132)	17.20
Balance as of September 30, 2022	37,300,903	2,090,140	39,391,043	$20.80
As of September 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $554.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
The Company recognizes compensation expense on a graded vesting schedule over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the nine months ended September 30, 2022, the market condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. We recorded stock-based compensation expense of $85.4 million for the four tranches during the nine months ended September 30, 2022, and no such expense was recognized in the same period in the prior year. As of September 30, 2022, the unamortized expense for the fifth tranche, representing 2,090,140 RSUs, was $11.0 million which will be recognized over a period of 1.0 years. For the three and nine months ended September 30, 2022, the Company withheld approximately 0.4 million and 8.9 million shares of common stock, respectively, by net settlement to meet the related tax withholding requirements related to the CEO time-based and performance-based RSUs.

Employee Stock Purchase Plan (“ESPP”)

The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of September 30, 2022, unrecognized stock-based compensation cost related to the ESPP was $29.0 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock-Based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$10,836	$—	$29,816	$—
Research and development	34,083	59,196	123,059	85,899
Selling, general and administrative	38,383	177,760	199,370	280,301
Total	$83,302	$236,956	$352,245	$366,200
Total stock-based compensation expense for the three and nine months ended September 30, 2021 included $235.6 million stock-based compensation expense related to the RSUs. The nine months ended September 30, 2021 also included $123.6 million stock-based compensation expense, respectively, related to the Series E convertible preferred stock issuance in March 2021 and April 2021. Refer to Note 7 “Contingent Forward Contracts” and Note 10 “Convertible Preferred Stock” for further detail.
NOTE 14 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.

In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classified this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of September 30, 2022, assets and liabilities associated with the finance lease were $79.3 million and $80.0 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded the sales proceeds received as a financial liability within other long-term liabilities on our condensed consolidated balance sheets as of September 30, 2022.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$211,844	$161,974

Other current liabilities	$7,815	$11,056
Other long-term liabilities	239,173	185,323
Total operating lease liabilities	$246,988	$196,379

Finance leases:
Property, plant and equipment, net	$88,751	$10,567
Total finance lease assets	$88,751	$10,567

Finance lease liabilities, current portion	$9,780	$4,183
Finance lease liabilities, net of current portion	79,371	6,083
Total finance lease liabilities	$89,151	$10,266
The components of lease expense are as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense:
Operating lease expense (1)	$11,888	$8,261	$32,215	$21,811
Variable lease expense	906	595	2,581	1,754

Finance lease expense:
Amortization of leased assets	$1,217	$800	$3,446	$2,032
Interest on lease liabilities	897	115	1,186	328
Total finance lease expense	$2,114	$915	$4,632	$2,360
Total lease expense	$14,908	$9,771	$39,428	$25,925
(1) Includes short-term leases, which are immaterial.
Other information related to leases where the Company is the lessee was as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	7.8	7.8
Finance leases	3.7	2.5

Weighted-average discount rate:
Operating leases	10.45%	10.98%
Finance leases	5.67%	5.58%

As of September 30, 2022, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remainder of the year)	$5,996	$1,292
2023	40,795	9,941
2024	51,915	7,344
2025	51,301	5,825
2026	47,862	82,440
Thereafter	181,496	114
Total minimum lease payments	379,365	106,956
Less: Interest	(132,377)	(17,805)
Present value of lease obligations	246,988	89,151
Less: Current portion	(7,815)	(9,780)
Long-term portion of lease obligations	$239,173	$79,371
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of September 30, 2022 and December 31, 2021, the Company had $697.4 million and $286.0 million, respectively, in commitments related to AMP-1 and AMP-2 plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of September 30, 2022 and December 31, 2021.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. The estimated future payments having a remaining term in excess of one year as of September 30, 2022 was as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2022 (remainder of the year)	$37,551
2023	193,238
2024	58,939
2025	1,451
Total	$291,179
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

On December 3, 2021, the Company received a subpoena from the SEC requesting the production of certain documents related to an investigation by the SEC. Although there is no assurance as to the scope or outcome of this matter, the investigation appears to concern the Merger. The Company is cooperating fully with the SEC in its review.
In addition, two separate purported shareholders of the Company filed shareholder derivative actions, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California federal court, captioned Sahr Lebbie v. Peter Rawlinson, et al., Case No. 4:22-cv-00531-YGR (N.D. Cal.) (filed on January 26, 2022) and Zsata Williams-Spinks v. Peter Rawlinson, et al., Case No. 4:22-cv-01115-YGR (N.D. Cal.) (filed on February 23, 2022). The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the Consolidated Class Action, the Lebbie complaint asserts claims for unjust enrichment, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets and a claim for contribution under Sections 10(b) and 21D of the Exchange Act in connection with the Consolidated Class Action and the Williams-Spinks complaint asserts claims for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, contribution under Sections 10(b) and 21D of the Exchange Act, and aiding and abetting breach of fiduciary duty in connection with the Consolidated Class Action. The complaints seek compensatory damages, interest thereon, certain corporate governance reforms, and attorneys’ fees and expenses. The Company is advancing defendants’ fees and expenses incurred in their defense of the actions.
On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The complaints name as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters. The complaints in these actions seek certification of the actions as class actions, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the complaint will be successful or that it will avoid liability in these matters.
In addition, on July 11, 2022, a purported shareholder of the Company filed a shareholder derivative action, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California state court, captioned Floyd Taylor v. Glenn August, et al., Superior Court, Alameda County, Case No. 22CV014130. The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the In re Lucid Group, Inc. Securities Litigation action, the Taylor complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, interest, and attorneys’ fees and expenses. The Company is advancing defendants’ fees and expenses incurred in their defense of the actions.
At this time, the Company does not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, including the matters referenced above, to be material to the Company’s business or likely to result in a material adverse effect on its future operating results, financial condition or cash flows should such proceedings be resolved unfavorably.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases and utilities infrastructure in the amount of $51.4 million and $30.4 million as of September 30, 2022 and December 31, 2021, respectively, for which no liabilities are recorded on the condensed consolidated balance sheets.

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
The Company's effective tax rate for the three and nine months ended September 30, 2022 and the same periods in the prior year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized, as well as state taxes and our foreign operations which are subject to tax rates that differ from those in the United States. Income tax provision was $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2022, and immaterial for the same periods in the prior year. The increase in the income tax provision was driven by the increased activities in foreign jurisdictions. This resulted in an effective tax rate of 0.0% and (0.1)%, respectively, for the three and nine months ended September 30, 2022, and 0.0% for the same periods in the prior year.
There were no material changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2022, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
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

Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(530,101)	$(524,403)	$(831,812)	$(1,534,081)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	—	(2,167,332)
Net loss attributable to common stockholders, basic	(530,101)	(524,403)	(831,812)	(3,701,413)
Change in fair value of dilutive warrants	(140,146)	—	(998,319)	—
Net loss attributable to common stockholders, diluted	$(670,247)	$(524,403)	$(1,830,131)	$(3,701,413)

Weighted-average shares outstanding, basic	1,676,048,504	1,217,032,285	1,666,693,217	432,654,607
Private Placement Warrants using the treasury stock method	14,915,044	—	19,883,372	—
Weighted-average shares outstanding, diluted	1,690,963,548	1,217,032,285	1,686,576,589	432,654,607

Net loss per share:
Basic	$(0.32)	$(0.43)	$(0.50)	$(8.56)
Diluted	$(0.40)	$(0.43)	$(1.09)	$(8.56)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30,
Excluded Securities	2022	2021
Private warrants to purchase common stock	—	34,494,445
Public warrants to purchase common stock	—	9,317,468
Options outstanding to purchase common stock	43,132,157	67,013,622
RSUs outstanding	37,300,903	27,158,866
Employee stock purchase plan	5,068,423	—
If-converted common shares from convertible note	36,737,785	—
Total	122,239,268	137,984,401

The 2,090,140 and 16,024,411 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market conditions have not been satisfied as of September 30, 2022 and 2021, respectively. The 11,500,000 shares and 9,855,555 shares of common stock equivalents subject to the remaining Sponsor Earnback Shares and Sponsor Earnback Warrants, respectively, are excluded from the anti-dilutive table above as of September 30, 2021 as the underlying shares remain contingently issuable as the earnback triggering events had not yet been satisfied.
NOTE 18 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contribution to the 401(k) Plan for the three and nine months ended September 30, 2022 and 2021.
NOTE 19 - RELATED PARTY TRANSACTIONS
Public Investment Fund Internship Agreement
In July 2021, we entered into an agreement with PIF, which is an affiliate of Ayar, to implement a recruitment and talent development program pursuant to which we agreed to evaluate, employ and train participants nominated by PIF during six-month internships, and PIF agreed to reimburse us for expenses related to participant wages, visa fees, medical insurance, airfare and housing incurred by us. We expect to be reimbursed by PIF in an aggregate of approximately $1 million in 2022 for such expenses. The expenses incurred under the agreement were $0.3 million and $1.0 million, respectively, for the three and nine months ended September 30, 2022, and nil for the same periods in the prior year.
Professional Services Contract
In December 2021, we entered into an agreement with The Klein Group, LLC (“Klein”), an affiliate of Churchill Sponsor IV LLC who owns more than 5% of our common stock. Pursuant to the agreement, Klein will provide strategic advice and assistance in connection with capital markets and other strategic matters. The cost incurred under the agreement was $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, and nil for the same periods in the prior year.
Lease
In February 2022, we entered into a lease agreement with KAEC, a related party of PIF, which is an affiliate of Ayar, for our first international manufacturing plant in the Kingdom of Saudi Arabia. The lease has an initial term of 25 years expiring in Year 2047. As of September 30, 2022, the right-of-use assets and lease liabilities related to this lease were $4.9 million and $5.3 million, respectively. The lease expense recorded during the three and nine months ended September 30, 2022 was immaterial.
SIDF Loan Agreement
In February 2022, Lucid LLC entered into the SIDF Loan Agreement with the SIDF, a related party of PIF, which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide the SIDF Loans to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. See Note 6 “Debt” for more information.
Ministry of Investment of Saudi Arabia (“MISA”) Agreements
In February 2022, Lucid LLC entered into agreements with MISA, a related party of PIF, which is an affiliate of Ayar, pursuant to which MISA has agreed to provide economic support for certain capital expenditures in connection with Lucid LLC’s on-going design and construction of AMP-2. The support by MISA are subject to Lucid LLC’s completion of certain milestones related to the construction and operation of AMP-2. Following the commencement of construction, if operations at the plant do not commence within 30 months, or if the agreed scope of operations is not attained within 55 months, MISA may suspend availability of subsequent support.
Pursuant to the agreement, MISA has the right to require Lucid LLC to transfer the ownership of AMP-2 to MISA, at the fair market value thereof, minus an amortized value of the support provided in the event of customary events of default including abandonment or material and chronic low utilization of AMP-2. Alternatively, Lucid LLC is entitled to avoid the transfer of the ownership of AMP-2 by electing to pay such amortized value. The agreements will terminate on the fifteenth anniversary of the commencement of completely-built-up (“CBU”) operations at AMP-2 at the latest.

During the three and nine months ended September 30, 2022, the Company received support of SAR 366 million (approximately $97.3 million) in cash, of which $70.7 million was recorded as deferred liability within other long-term liabilities and $26.6 million was recorded as a deduction in calculating the carrying amount of the related assets on the condensed consolidated balance sheet. There are no unfulfilled conditions and contingencies attached to the payments received. Payment receipts are classified as investing cash inflows on the condensed consolidated statements of cash flows.
GIB Facility Agreement
In April 2022, Lucid LLC entered into the GIB Facility Agreement with GIB. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provides for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.2 million). See Note 6 “Debt” for more information.
NOTE 20 – SUBSEQUENT EVENTS
At-the-Market Offering
On November 8, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc. (collectively, the “Managers”), under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price up to $600 million. Subject to the terms and conditions of the Equity Distribution Agreement, the Managers may sell the shares by any method permitted by law including, without limitation, in ordinary brokers’ transactions, to or through a market maker, in privately negotiated transactions, in block trades, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale. The Equity Distribution Agreement will terminate on the earlier of September 1, 2025, its termination by the parties pursuant to the terms of the Equity Distribution Agreement, or the issuance and sale of all of the shares through any Manager pursuant to the terms under the Equity Distribution Agreement.
Subscription Agreement
In addition, on November 8, 2022, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Ayar, pursuant to which Ayar has agreed to purchase from the Company, subject to certain conditions, up to $915 million (the “Maximum Investment Amount”) of shares of its common stock in one or more private placements through March 31, 2023 (the “Ayar Investment”). The number of shares that Ayar will purchase from the Company in the Ayar Investment will be equal to the number of shares of its common stock that the Company actually sells pursuant to the Equity Distribution Agreement, multiplied by a ratio, the numerator of which is approximately 60.4%, which is the number of shares of its common stock owned by Ayar as a percentage of the total number of shares of its common stock outstanding as of September 30, 2022, and the denominator of which is approximately 39.6%, rounded down to the nearest whole share. The Company will settle the Ayar Investment on the last trading day of each calendar quarter based on the number of shares that are actually sold pursuant to the Equity Distribution Agreement during such calendar quarter, at a price per share equal to the weighted average price to the public of the shares that are actually sold pursuant to the Equity Distribution Agreement during such calendar quarter. In addition, Ayar will have the right, but not the obligation, to enter into a subscription agreement substantially on the terms and subject to the conditions set forth in the Subscription Agreement in respect of any increase to the maximum offering amount under the Equity Distribution Agreement and/or any new at-the-market offering of the Company’s common stock made or commenced, respectively, during the term of the Subscription Agreement. The Subscription Agreement will terminate automatically upon the earlier of March 31, 2023, the date upon which the Company has sold to Ayar shares for an aggregate purchase price equal to the Maximum Investment Amount, or its termination by the parties pursuant to the terms of the Subscription Agreement.

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
We began delivering the Lucid Air to customers in October 2021. We expect to launch additional vehicles over the coming decade. We have already commenced design and engineering work for Project Gravity, a luxury SUV that is expected to leverage and expand the technological advancements from the Lucid Air. We expect to begin production of Project Gravity in 2024. After the Lucid Air and Project Gravity, we plan to leverage and expand our technological and manufacturing advancements to develop and manufacture progressively more affordable vehicles in higher volumes. We further believe that our battery systems expertise positions us to produce compelling stationary energy storage system (“ESS”) products. ESS is a technologically adjacent opportunity which can leverage the modular design of our battery packs and our extensive experience with battery pack and battery management systems.
Recent Developments
At-the-Market Offering
On November 8, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc. (collectively, the “Managers”), under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price up to $600 million. Subject to the terms and conditions of the Equity Distribution Agreement, the Managers may sell the shares by any method permitted by law including, without limitation, in ordinary brokers’ transactions, to or through a market maker, in privately negotiated transactions, in block trades, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale. The Equity Distribution Agreement will terminate on the earlier of September 1, 2025, its termination by the parties pursuant to the terms of the Equity Distribution Agreement, or the issuance and sale of all of the shares through any Manager pursuant to the terms under the Equity Distribution Agreement.
Subscription Agreement
In addition, on November 8, 2022, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Ayar, pursuant to which Ayar has agreed to purchase from the Company, subject to certain conditions, up to $915 million (the “Maximum Investment Amount”) of shares of its common stock in one or more private placements through March 31, 2023 (the “Ayar Investment”). The number of shares that Ayar will purchase from the Company in the Ayar Investment will be equal to the number of shares of its common stock that the Company actually sells pursuant to the Equity Distribution Agreement, multiplied by a ratio, the numerator of which is approximately 60.4%, which is the number of shares of its common stock owned by Ayar as a percentage of the total number of shares of its common stock outstanding as of September 30, 2022, and the denominator of which is approximately 39.6%, rounded down to the nearest whole share. The Company will settle the Ayar Investment on the last trading day of each calendar quarter based on the number of shares that are actually sold pursuant to the Equity Distribution Agreement during such calendar quarter, at a price per share equal to the weighted average price to the public of the shares that are actually sold pursuant to the Equity Distribution Agreement during such calendar quarter. In addition, Ayar will have the right, but not the obligation, to enter into a subscription agreement substantially on the terms and subject to the conditions set forth in the Subscription Agreement in respect of any increase to the maximum offering amount under the Equity Distribution Agreement and/or any new at-the-market offering of the Company’s common stock made or commenced, respectively, during the term of the Subscription Agreement. The Subscription Agreement will terminate automatically upon the earlier of March 31, 2023, the date upon which the Company has sold to Ayar shares for an aggregate purchase price equal to the Maximum Investment Amount, or its termination by the parties pursuant to the terms of the Subscription Agreement.
Potential Impact of an Economic Downturn on our Business
A global economic recession or other downturn, whether due to inflation, ongoing conflict in Ukraine or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to tighter credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information regarding risks associated with a global economic recession, including under the caption “A global economic recession or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”
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
While certain of our and our suppliers’ operations have from time-to-time been temporarily affected by government-mandated restrictions, we were able to commence deliveries of the Lucid Air to customers and to proceed with the construction of our Advanced Manufacturing Plant 1 in Casa Grande, Arizona (“AMP-1”). Broader impacts of the pandemic have included inflationary pressure as well as ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. Because we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities, we have been affected by inflation and such industry-wide challenges in logistics and supply chains. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to impact our cost structure as well as our ability and the ability of our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.
In the current circumstances, given the dynamic nature of the situation, any impact on our financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, the duration and continued spread of the outbreak, its severity, potential additional waves of infection, the emergence of more virulent or more dangerous strains of the virus, the actions taken to mitigate the virus or its impact, the development, distribution, efficacy and acceptance of vaccines worldwide, how quickly and to what extent normal economic and operating conditions can resume, the broader impact that the pandemic is having on the economy and our industry and specific implications the pandemic may have on our suppliers and on global logistics. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The ongoing COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, prospects, results of operations and financial condition.”

Key Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. The Lucid Air is designed with race-proven battery pack technologies and robust performance together with a sleek exterior design and expansive interior space given our miniaturized key drivetrain components. We anticipate consumer demand for the Lucid Air based on its luxurious design, high-performance technology and sustainability leadership, and the growing acceptance of and demand for electric vehicles as a substitute for gasoline-fueled vehicles. We have received significant interest in the Lucid Air from potential customers. As of November 7, 2022, we had refundable reservations and non-refundable orders of cars yet to be delivered that reflect potential sales of over $3.2 billion.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe will allow us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales and marketing operations for sale of the Lucid Air, including to open studios, hire a sales force, invest in marketing and brand awareness, and stand up a service center operation. As of September 30, 2022, we have opened twenty-nine studios and service centers, one in Germany, two in Canada, twenty-six in the United States (one in each of Colorado, Massachusetts, Michigan, New Jersey, Texas, and Virginia, and two in each of Arizona, Illinois, New York, and Washington, three in Florida, as well as nine in California). We also intend to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we plan to manufacture and sell.
Establishing Manufacturing Capacity
Achieving commercialization and growth for each generation of electric vehicles requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the United States and internationally. We expect our capital expenditures to increase as we continue our expansion of AMP-1 and construction of planned Advanced Manufacturing Plant 2 in the Kingdom of Saudi Arabia (“AMP-2”). The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new electric vehicles, our ability to achieve sales and experience customer demand for our vehicles at the levels we anticipate, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.
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

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$195,457	$232	$195,225	*nm	$350,468	$719	$349,749	*nm
*nm - not meaningful

We began generating sales from the deliveries of vehicles in the fourth quarter of 2021. We recognize vehicle sales when the customer obtains control of the vehicle which is upon delivery. We also generate revenue from the sale of powertrain kits, battery pack systems, supplies and related services for vehicles to a single customer.

Revenue increased by $195.2 million and $349.7 million, respectively, for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year, primarily driven by customer deliveries of Lucid Air vehicles.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenue	$492,483	$3,320	$489,163	*nm	$1,030,795	$3,424	$1,027,371	*nm
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
Cost of revenue increased by $489.2 million and $1,027.4 million, respectively, for the three and nine months ended September 30, 2022 as compared to the same periods in the prior year, primarily due to the manufacture and sale of Lucid Air vehicles in 2022. We incurred significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production, with production activity for a limited quantity of vehicles in the three and nine months ended September 30, 2022. In the near term, we expect our production volume of vehicles to continue to be significantly less than our manufacturing capacity. Additionally, we recorded write downs of $186.5 million and $364.6 million, respectively, in the three and nine months ended September 30, 2022 to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. We expect inventory write downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.

Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$213,761	$242,408	$(28,647)	(12)%	$600,218	$586,579	$13,639	2%
Selling, general and administrative	176,736	251,554	(74,818)	(30)%	563,707	455,478	108,229	24%
Total operating expenses	$390,497	$493,962	$(103,465)	(21)%	$1,163,925	$1,042,057	$121,868	12%
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
Research and development expense decreased by $28.6 million, or 12%, for the three months ended September 30, 2022 as compared to the same period in the prior year. The decrease was primarily attributable to lower personnel-related expenses of $31.7 million due to lower stock-based compensation expense of $25.1 million, and a decrease of $18.5 million in allocated facilities cost, partially offset by an increase of $26.0 million for prototype material, engineering, design and testing services. The stock-based compensation expense was lower primarily due to the initial recognition of the cumulative expense recognized for the three months ended September 30, 2021 related to the restricted stock units (“RSUs”) upon the closing of the merger of a merger subsidiary of Churchill and Atieva, Inc., with Atieva, Inc. surviving such merger as a wholly owned subsidiary of Churchill (the “Merger”).

Research and development expense increased by $13.6 million, or 2%, for the nine months ended September 30, 2022 as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $41.0 million due to higher stock-based compensation expense of $37.2 million and an increase of $22.7 million for prototype material, engineering, design and testing services, partially offset by decreases of $33.7 million in allocated facilities costs and $18.9 million from lower utilization of contractors and professional fees. The stock-based compensation expense for the nine months ended September 30, 2021 included expenses recognized related to the RSUs upon the closing of the Merger, and the fourth closing of the Legacy Lucid Series E preferred stock issuance.
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
We are incurring additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.
Selling, general, and administrative expense decreased by $74.8 million, or 30%, for the three months ended September 30, 2022 as compared to the same period in the prior year. The decrease was primarily attributable to lower personnel-related expenses of $116.4 million (decrease in stock-based compensation expense of $139.3 million, offset by $22.9 million increase due to our growth in headcount), partially offset by higher utilization of contractors and professional fees of $19.4 million, and increases in other general corporate expenses of $10.1 million, allocated facilities costs of $6.2 million, and sales and marketing expenses of $4.3 million. The stock-based compensation expense was lower primarily due to initial recognition of the cumulative expense recognized for the three months ended September 30, 2021 related to the RSUs upon the closing of the Merger.

Selling, general, and administrative expense increased by $108.2 million, or 24%, for the nine months ended September 30, 2022 as compared to the same period in the prior year. The increase was primarily attributable to higher utilization of contractors and professional fees of $37.5 million, and increases in allocated facilities costs of $23.5 million, other general corporate expenses of $18.5 million, and sales and marketing expenses of $14.5 million. The increase was also attributable to higher personnel related expenses of $9.7 million ($90.6 million increase due to our growth in headcount, partially offset by lower stock-based compensation expense of $80.9 million). The stock-based compensation expense for the nine months ended September 30, 2021 included expenses recognized related to the RSUs upon the closing of the Merger, and the fourth closing of the Legacy Lucid Series E preferred stock issuance.
Other Income (Expense), net
The following table presents our other income and expense, net for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other income (expense), net:
Change in fair value of forward contracts	$—	$—	$—	*nm	$—	$(454,546)	$454,546	(100)%
Change in fair value of convertible preferred stock warrant liability	—	—	—	*nm	—	(6,976)	6,976	(100)%
Change in fair value of common stock warrant liability	140,146	(24,787)	164,933	*nm	998,319	(24,787)	1,023,106	*nm
Transaction costs expensed	—	(2,717)	2,717	(100)%	—	(2,717)	2,717	(100)%
Interest income	24,373	—	24,373	*nm	27,284	—	27,284	*nm
Interest expense	(7,613)	(76)	(7,537)	*nm	(22,521)	(111)	(22,410)	*nm
Other income (expense), net	665	249	416	167%	9,898	(151)	10,049	*nm
Total other income (expense), net	$157,571	$(27,331)	$184,902	*nm	$1,012,980	$(489,288)	$1,502,268	*nm
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
Change in contingent forward contracts liability decreased by $454.5 million, for the nine months ended September 30, 2022, as compared to the same period in the prior year. The Legacy Lucid Series E contingent forward contracts were settled during the six months ended June 30, 2021, and there are no future earnings adjustments pertaining to the contingent forward contracts.
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
We recorded a loss of $7.0 million for the nine months ended September 30, 2021 due to the changes in fair value of the convertible preferred stock warrant liability related to Legacy Lucid Series D preferred stock upon the exercise and settlement of all outstanding warrants to purchase Legacy Lucid Series D preferred stock.
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
The Private Placement Warrants remained unexercised as of September 30, 2022. The liability was remeasured to fair value, resulting in gains of $140.1 million and $998.3 million, respectively, for the three and nine months ended September 30, 2022, and was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. See Note 9 “Common Stock Warrant Liability” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Transaction Costs Expensed
In connection with the Merger, the Company incurred $38.9 million in one-time direct and incremental transaction costs, consisting of banking, legal, and other professional fees. Transaction costs incurred by Lucid were allocated on a relative fair value basis between equity and liability-classified instruments deemed to be issued for financial reporting purposes at the Closing by Lucid. The Company’s $36.2 million transaction costs allocable to equity-classified instruments, including the common stock and public warrants, were charged as a direct reduction to Lucid’s additional paid-in capital of the gross proceeds remitted to Lucid from Churchill. The Company’s $2.7 million transaction costs allocable to liability-classified instruments measured at fair value, including the private warrants, were charged to the condensed consolidated statements of operations and comprehensive loss upon the Closing for the three and nine months ended September 30, 2021.
Interest Income
Interest income of $24.4 million and $27.3 million, respectively, for the three and nine months ended September 30, 2022, primarily consisted of interest, as well as amortization and accretion of purchase premiums and discounts on our investments of available-for-sale securities.
Interest Expense
Interest expense consists primarily of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, interest and commitment fee as well as amortization of issuance costs incurred associated with ABL Credit Facility and GIB Credit Agreement, and interest on our finance leases.
Interest expense increased by $7.5 million and $22.4 million, respectively, for the three and nine months ended September 30, 2022 as compared to the same periods in the prior year, primarily related to the 2026 Notes issued in December 2021.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses and dividend income from our investments. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other income (expense), net increased by $0.4 million and $10.0 million, respectively, during the three and nine months ended September 30, 2022 as compared to the same periods in the prior year, primarily due to changes in foreign currency exchange rates and dividend income from our investments.
Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Provision for income taxes	149	22	127	*nm	540	31	509	*nm
*nm - not meaningful

Our provision for income taxes consist primarily of U.S. state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
The provision for income taxes increased by $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2022 as compared to the same periods in the prior year, primarily due to changes in taxable income of our foreign operations.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2022, Lucid had approximately $3.85 billion of cash, cash equivalents and investments. Our sources of cash are predominantly from proceeds from Lucid’s de-SPAC transaction with Churchill (plus PIPE), and the issuance of convertible debt.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity over at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) production and manufacturing ramps at existing manufacturing facilities in Casa Grande, Arizona, (iv) Phase 2 of construction at AMP-1 in Casa Grande, Arizona, (v) the construction of AMP-2, (vi) expansion of retail studios and service centers, and (vii) other initiatives related to the sale of vehicles and/ or technology.
We anticipate our cumulative spending on capital expenditures to be approximately $1.2 billion for the fiscal year 2022 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. We expect our operating expenses to increase in order to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of September 30, 2022, our total minimum lease payments are $486.3 million, of which $7.3 million is due in the current fiscal year. We also have non-cancellable long-term commitments of $291.2 million, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 14 “Leases” and Note 15 “Commitments and Contingencies”.
2026 Notes
In December 2021, Lucid entered into a purchase agreement pursuant to which we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 30, 2022, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
International Manufacturing Expansion
On February 27, 2022, the Company announced that it has selected King Abdullah Economic City (“KAEC”) in the Kingdom of Saudi Arabia as the location of its first international manufacturing plant and signed related agreements with the Ministry of Investment of Saudi Arabia, the Saudi Industrial Development Fund, and the Economic City at KAEC. The agreements are estimated to provide financing and support of up to $3.4 billion in aggregate over the next 15 years to build and operate a manufacturing facility in the Kingdom. The operations at the new plant would initially consist of re-assembly of Lucid Air vehicle “kits” pre-manufactured in the U.S. and, over time, production of complete vehicles.

Saudi Industrial Development Fund (“SIDF”) Loan Agreement
On February 27, 2022, Lucid, LLC, a limited liability company established in the Kingdom of Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with SIDF, a related party of Public Investment Fund (“PIF”), which is an affiliate of Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”). Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.2 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.5 million) to SAR 1.77 billion (approximately $471.1 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of September 30, 2022, no amounts were outstanding under the SIDF Loan Agreement.
Ministry of Investment of Saudi Arabia (“MISA”) Agreements
In February 2022, Lucid LLC entered into agreements with MISA, a related party of PIF, which is an affiliate of Ayar, pursuant to which MISA has agreed to provide economic support for certain capital expenditures in connection with Lucid LLC’s on-going design and construction of AMP-2. The support by MISA are subject to Lucid LLC’s completion of certain milestones related to the construction and operation of AMP-2. Following the commencement of construction, if operations at the plant do not commence within 30 months, or if the agreed scope of operations is not attained within 55 months, MISA may suspend availability of subsequent support.
Pursuant to the agreement, MISA has the right to require Lucid LLC to transfer the ownership of AMP-2 to MISA, at the fair market value thereof, minus an amortized value of the support provided in the event of customary events of default including abandonment or material and chronic low utilization of AMP-2. Alternatively, Lucid LLC is entitled to avoid the transfer of the ownership of AMP-2 by electing to pay such amortized value. The agreements will terminate on the fifteenth anniversary of the commencement of completely-built-up (“CBU”) operations at AMP-2 at the latest.
During the three and nine months ended September 30, 2022, the Company received support of SAR 366 million (approximately $97.3 million) in cash, of which $70.7 million was recorded as deferred liability within other long-term liabilities and $26.6 million was recorded as a deduction in calculating the carrying amount of the related assets on the condensed consolidated balance sheet. There are no unfulfilled conditions and contingencies attached to the payments received.

Gulf International Bank (“GIB”) Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provides for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.2 million). SAR $650 million (approximately $173.0 million) under the GIB Facility Agreement is available as bridge financing (the “Bridge Facility”) of Lucid LLC’s capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.2 million) may be used for general corporate purposes (the “Working Capital Facility”). Loans under the Bridge Facility and the Working Capital Facility will have a maturity of no more than 12 months. The Bridge Facility will bear interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility will bear interest at a rate of 1.70% per annum over 3-month SAIBOR and associated fees. The Company is required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the GIB Credit Facility. Commitments under the GIB Facility Agreement will terminate, and all amounts then outstanding thereunder will become payable, on the maturity date of the GIB Facility Agreement. The GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default. As of September 30, 2022, the Company had outstanding borrowings of SAR 51 million (approximately $13.6 million) from the Working Capital Facility, which was recorded within other current liabilities on the condensed consolidated balance sheets. As of September 30, 2022, available borrowings are SAR 650 million (approximately $173.0 million) and SAR 299 million (approximately $79.6 million) under the Bridge Facility and Working Capital Facility, respectively. As of September 30, 2022, we were in compliance with applicable covenants under the GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of September 30, 2022, we were in compliance with applicable covenants under the ABL Credit Facility.
As of September 30, 2022, we had no outstanding borrowings and $36.8 million outstanding letters of credit under the ABL Credit Facility. Availability under the ABL Credit Facility was $303.7 million as of September 30, 2022, after giving effect to the borrowing base and the outstanding letters of credit.
We have generated significant losses from our operations as reflected in our accumulated deficit of $6.9 billion and $6.1 billion as of September 30, 2022 and December 31, 2021, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
The expenditures associated with the development and commercial launch of our vehicles, the anticipated increase in manufacturing capacity, and the international expansion of our business operations are subject to significant risks and uncertainties, many of which are beyond our control, which may affect the timing and magnitude of these anticipated expenditures. These risk and uncertainties are described in more detail in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(1,577,743)	$(745,401)
Cash used in investing activities	(3,289,021)	(299,294)
Cash (used in) provided by financing activities	(165,566)	5,236,843
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,032,330)	$4,192,148
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

Net cash used in operating activities increased by $832.3 million to $1,577.7 million during the nine months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily due to the increase in net loss excluding non-cash expenses and gains of $308.4 million and an overall increase in net operating assets and liabilities of $523.9 million. The change in net operating assets and liabilities was mainly attributable to an increase in inventory driven by planned production ramp-up, and other current liabilities related to operating activities.
Cash Used in Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to purchases of investments and capital expenditures to support our growth.
Net cash used in investing activities increased by $2,989.7 million to $3,289.0 million during the nine months ended September 30, 2022, compared to the same period in the prior year, primarily attributable to purchases of investments of $2,726.7 million during the nine months ended September 30, 2022 and an increase in capital expenditures of $485.7 million, partially offset by proceeds from maturities of investments of $125.4 million and capital expenditure support received from MISA of $97.3 million during the nine months ended September 30, 2022.
Cash (Used in) Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.
Net cash used in financing activities were $165.6 million during the nine months ended September 30, 2022, compared to $5,236.8 million of net cash provided by financing activities for the same period in the prior year. The change was primarily attributable to gross proceeds of approximately $4,439.2 million from the Merger, proceeds from the issuance of Legacy Lucid Series E preferred stock of $600.0 million, proceeds from the exercises of public warrants of $173.3 million, and proceeds from short-term insurance financing note of $41.9 million during the nine months ended September 30, 2021, and remittance for tax withholding obligations in connection with vesting of the CEO time-based and performance-based RSUs through net settlement of $196.4 million during the nine months ended September 30, 2022.
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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, restricted cash, and investments. We had cash, cash equivalents, restricted cash, and investments totaling approximately $3.85 billion as of September 30, 2022. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of September 30, 2022, a hypothetical 100 basis point increase in interest rates would result in approximately $12.0 million incremental decline in the fair market value of our portfolio.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•A global economic recession or other downturn may have a material adverse impact on our business, prospects, results of operation and financial condition.
•The ongoing COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, prospects, results of operations and financial condition.
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
•We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.
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
We have incurred net losses each year since our inception, including net loss of approximately $530.1 million and $831.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, our accumulated deficit was approximately $6.9 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
Our customers may cancel their reservations without penalty and for any reason until they place an order for their vehicle. In addition, our customers may also cancel their orders, but will lose their deposit. Delays in customer deliveries or delays in the availability of options could result in significant customer cancellations. In addition, customers who placed orders prior to the enactment of the Inflation Reduction Act of 2022 in an effort to maintain eligibility for a federal tax credit, may cancel their orders based upon the initial guidance provided by the Internal Revenue Service that could negatively affect our customers’ ability to receive tax credits for those orders. In addition, any event or incident which generates negative media coverage about us or the safety or quality of our vehicles could also result in significant customer cancellations. No assurance can be given that reservations or orders will not be cancelled and will ultimately result in the final purchase, delivery and sale or lease of vehicles. Accordingly, the number of reservations and orders have significant limitations as a measure of demand for our vehicles, including demand for particular body styles, models or trim levels, or for future vehicle sales. If we encounter delays in customer deliveries of the Lucid Air that further lengthen wait times or in the event of negative media coverage, a significant number of reservations may be cancelled.
A global economic recession or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession or other downturn, whether due to inflation, ongoing conflict in Ukraine or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to tighter credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. Further, the immediate or prolonged effects of the COVID-19 pandemic could significantly affect government finances and, accordingly, the continued availability of incentives related to electric vehicle purchases and other governmental support programs.
In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations, and financial condition. See “—Risks Related to Financing and Strategic Transactions — We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.”
The ongoing COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, prospects, results of operations and financial condition.
The ongoing COVID-19 pandemic poses risks to our business, including through its impact on general economic conditions; manufacturing and supply chain operations; stay-at-home orders; and global financial markets. The pandemic’s impact on economic conditions has led to a global decrease in vehicle sales in markets around the world. Its continued impact on the economy, even after the pandemic has subsided, may cause our customers to defer purchases, cancel their reservations and orders for our vehicles prior to delivery. See “—A global economic recession or other downturn may have a material adverse impact on our business, prospects, financial condition and results of operations.”
The spread of COVID-19 has also periodically disrupted our manufacturing operations and those of our suppliers. For example, the COVID-19 outbreak in China and the resulting lockdowns have caused parts supply delays with some impact on manufacturing operations in Arizona. Such disruptions to us and our suppliers have negatively impacted, and could continue to negatively impact the production volume of our first vehicle, the Lucid Air sedan, as well other vehicles that we may introduce from time to time. Our manufacturing operations at a limited number of facilities in Casa Grande, Arizona concentrate this risk. In addition, broader impacts of the pandemic have included inflationary pressure, which impacts our cost structure.

The pandemic has resulted in the imposition of travel bans and restrictions, quarantines, shelter-in-place and stay-at-home orders and business shutdowns, which have contributed to delays in the anticipated production schedule of the Lucid Air. These measures pose numerous operational risks and logistical challenges to our business. For example, we may be required to limit the number of employees and contractors at our manufacturing facilities in Casa Grande, Arizona or be required to cause a substantial number of employees and/or contractors to quarantine, which could cause further delays in tooling efforts or in the production schedule of the Lucid Air. In addition, regional, national and international travel restrictions have resulted in adverse impacts to our supply chain. For example, in certain instances, international travel restrictions have prevented our supply quality engineers from conducting in-person visits and parts production quality engineering with international suppliers, which has lengthened the time required to finalize and secure certain components of the Lucid Air. Further, our sales and marketing activities have been, and may in the future be, adversely affected due to the cancellation or reduction of in-person sales activities, meetings, events and conferences, and our planned construction and opening of our Lucid studio sales and service facilities in key markets has been delayed. The transition of some of our personnel to a remote or hybrid workforce has also increased demand on our information technology resources and systems and increased data privacy and cybersecurity risks. These restrictive measures could be in place for a significant period of time and may be reinstituted or replaced with more burdensome restrictions if conditions deteriorate, which could adversely affect our start-up, manufacturing and sales and distribution plans and timelines.
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
The automobile industry is characterized by significant barriers to entry, including large capital requirements, investment costs of designing, manufacturing, and distributing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image, and the need to establish sales and service locations. Since we are focused on the design of electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter, including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of batteries, the need to establish or provide access to sufficient charging locations and unproven high-volume customer demand for fully electric vehicles. While we have developed and started producing our first electric sedan and have completed the first phase of construction of AMP-1, we have not finished tooling all production lines at AMP-1. If we are not able to overcome these barriers, our business, prospects, results of operations and financial condition will be negatively impacted, and our ability to grow our business will be harmed.
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
Third-party dealer networks are the traditional method of vehicle sales distribution and service. Because we sell directly to consumers, we do not have a traditional dealer product distribution and service network. We have limited experience distributing directly to consumers, and we expect that continuing to build a national and global in-house sales and marketing function, including an expanded physical sales, marketing and service footprint via our Lucid studios and service centers, will be expensive and time consuming. If our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our business model of selling directly to consumers and directly servicing all vehicles may be limited by regulatory constraints. To the extent we are unable to successfully execute on such plans in all markets, we may be required to develop a third-party dealer distribution and service network, including developing and implementing the necessary information technology infrastructure to support them, which may prove costly, time-consuming or ineffective. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial conditions could be adversely affected.
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
We expect to benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles would increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California and Arizona. We may also benefit from government loan programs, such as loans under the Advanced Technology Vehicles Manufacturing Loan Program administered by the U.S. Department of Energy. Any reduction, elimination or selective application of tax and other governmental programs and incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. For example, beginning in 2023, the recently enacted Inflation Reduction Act of 2022 eliminated the $7,500 federal tax credit for sedans that have a manufacturer’s suggested retail price over $55,000. See “—Risks Related to Our Business and Operations — We have received only a limited number of reservations and orders for the Lucid Air, all of which may be cancelled.”
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
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, results of operations and financial condition. We are expanding our operations significantly and our current and future expansion plans include:
•expanding our management team;

•hiring and training new personnel;
•establishing or expanding design, manufacturing, distribution, sales and service facilities;
•implementing and enhancing administrative and business infrastructure, systems and processes, including in connection with our maturation as a public company; and
•expanding into new markets and establishing sales, service, administrative, distribution, and/or manufacturing operations in many of those markets.
We intend to continue to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing and servicing electric vehicles is intense, and we may not be able to identify, attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to identify, attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects. Our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards we grant due to shortage of shares available for issuance under our stock incentive plan, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key personnel were to separate their employment with us, such separation would likely increase the difficulty of managing our future growth and heighten the foregoing risks.
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
Furthermore, offering leasing and financing alternatives to customers could expose us to risks commonly associated with the extension of consumer credit. Competitive pressure and challenging markets could increase credit risk through leases and loans to financially weak customers, extended payment terms, and leases and loans into new and immature markets, and any such credit risk could be further heightened in light of the economic uncertainty and any economic recession or other downturn, whether due to inflation, ongoing conflict in Ukraine, COVID-19, or other public crises. If we are unable to provide leasing and financing arrangements that appeal to potential customers, or if the provision of such arrangements exposes us to excessive consumer credit risk, our business, competitive position, results of operations and financial condition could be adversely affected.

We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever.

Our vehicles are designed with advanced driver assistance system (“ADAS”) hardware and software, and we expect to release a Lucid Air software update and launch Project Gravity with Level 2 (partial automation) ADAS functionality, which we plan to upgrade with additional capabilities over time. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by NHTSA that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
Our business and prospects will heavily depend on our ability to develop, maintain, protect and strengthen the “Lucid” brand association with luxury and technological excellence. Promoting and positioning our brand will likely depend significantly on our ability to provide a consistently high-quality customer experience, an area in which we have limited experience. To promote our brand, we will be required to invest in, and over time we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including the need to use traditional media such as television, radio and print advertising. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles or our competitors’ success. For example, certain of our competitors have been subject to significant scrutiny for incidents involving their self-driving technology and battery fires, which could result in similar scrutiny of us.
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
We anticipate having operations and subsidiaries in Europe, the Middle East and China that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we have been expanding and may continue to expand our sales, maintenance and repair services outside of the United States. We have also started the construction of AMP-2 in the Kingdom of Saudi Arabia and may continue to further expand our manufacturing activities outside the United States. However, we have no experience to date manufacturing, selling or servicing our vehicles outside of the United States, and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities and related systems and processes, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell, service and manufacture our vehicles, and require significant management attention. These risks include:
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
•difficulties controlling costs and potential loss of funding, including as a result of delays in the construction, or commencement of operations at AMP-2;
•foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
•inflation as well as fluctuations in foreign currency exchange rates and interest rates, including risks related to any forward currency contracts, interest rate swaps or other hedging activities we may undertake;
•United States and foreign government trade restrictions, tariffs and price or exchange controls;
•foreign laws, regulations and restrictions, including in the areas of supply chain, labor, environmental and health and safety, and related compliance costs;
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
Uninsured or underinsured losses could result in payment of substantial damages, which would decrease our cash reserves and could harm our cash flow and financial condition.
In the ordinary course of business, we may be subject to losses resulting from claims such as product liability, significant accidents, acts of God or other claims brought against us, for which we may have no or insufficient insurance coverage. While we currently carry insurance that is customary for our size and operations, we may not maintain as much insurance coverage as other original equipment manufacturers, and in some cases, we may not maintain any at all. Additionally, the policies that we have may include significant deductibles or exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims. A loss that is uninsured or exceeds existing policy limits may require us to pay unexpected and substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost, based on insurance market conditions or a change in our risk profile. This may require a change in our insurance purchasing philosophy and strategy which can result in the assumption of greater risks to offset insurance market fluctuations.
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
It is possible that our stakeholders may not be satisfied with our ESG disclosures, practices, or the speed of their adoption, and our systems may not be adequate to meet increasing global regulations on ESG topics. Actual or perceived shortcomings with respect to our ESG initiatives and reporting may subject us to litigation and could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable or downgraded ratings of our company or our industries, as well as non-inclusion or removal of our stock on ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
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
Many of our vehicles are still in the development and/or testing phase and production of the Project Gravity SUV is not expected to begin until 2024, and may occur later or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of the Casa Grande manufacturing facilities, or other future manufacturing facilities.
Furthermore, we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities. We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays, a shortfall of semiconductor supply, and international travel restrictions preventing supply quality engineers from conducting in-person visits and quality engineering for parts production. These challenges have affected our ability, and the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances have resulted in increased costs. We expect that the risk of unexpected disruptions will continue for the foreseeable future. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
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
Our success, including our ability to continue production of the Lucid Air, will depend on our ability to enter into supplier agreements and maintain our relationships with hundreds of suppliers that are critical to the output and production of our vehicles. To date, we have not secured long-term supply agreements for all of our components and for some components such as battery cells, our supply agreements do not guarantee sufficient quantities of components for our vehicle production ramp curve. We plan to seek opportunities to secure long-term committed supply agreements for certain of these components. The supplier agreements we have or may enter into with key suppliers in the future may not be renewed or may contain provisions under which suppliers may refuse to supply. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of battery cells and other components often contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities and/or currency values. Substantial increases in the prices for such components, materials and equipment, whether due to supply chain or logistics issues or due to inflation, or increased energy or natural gas costs, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.

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

We rely on hundreds of third-party suppliers for the provision and development of many of the key components and materials used in our vehicles. While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be custom and purchased by us from a single source. Our limited, and in many cases single-source, supply chain exposes us to multiple potential sources of delivery failure or component shortages for our production. Our third-party suppliers may not be able to meet our required product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide necessary warranties for their products that are necessary for use in our vehicles.

We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays, a shortfall of semiconductor supply, and international travel restrictions preventing supply quality engineers from conducting in-person visits and quality engineering for parts production. We expect that these industry-wide trends may continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future, and may result in increased costs. Changes in our supply chain or production needs in order to meet our quality targets and development timelines as well as due to design changes have resulted in cost increases from our suppliers. Any significant increases in our production may in the future require us to procure additional components in a short amount of time and our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers provide us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer.

In addition, we have experienced, and in the future could continue to experience, delays if our suppliers do not meet agreed upon timelines, experience capacity constraints, or deliver components that do not meet our quality standards or other requirements. Any disruption in the supply of components, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in cases where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has recently experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.

Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. We are only beginning to scale production in our manufacturing facilities and in the process we have experienced challenges associated with such activities. In addition, we have not yet begun servicing vehicles at significant volumes. Accordingly, our ability to scale production and vehicle servicing and mitigate risks associated with these activities has not been thoroughly tested. In addition, our current systems and processes are not mature, which may affect our ability to timely initiate critical and time sensitive projects and increase project costs. If we continue to experience logistics challenges, are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, timely comply with applicable regulations, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.

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
•the inability or unwillingness of current battery manufacturers to reserve production capacity or guarantee pricing;
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

Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. Furthermore, our ability to manufacture our vehicles depends on continuing access to semiconductors and components that incorporate semiconductors. A global semiconductor supply shortage is having wide-ranging effects across multiple industries and the automotive industry in particular, and it has impacted many automotive suppliers and manufacturers, including us, that incorporate semiconductors into the parts they supply or manufacture. We have experienced and may continue to experience an impact on our operations as a result of the semiconductor supply shortage, and such shortage could in the future have a material impact on us or our suppliers, which could delay or reduce planned production levels of the Lucid Air or planned future vehicles, impair our ability to continue production once started or force us or our suppliers to pay exorbitant rates for continued access to semiconductors, any of which could have a material adverse effect on our business, prospects and results of operations. In addition, prices and transportation expenses for these materials fluctuate depending on many factors beyond our control, including fluctuations in supply and demand, foreign currency fluctuations, tariffs and taxes, fluctuations in energy prices and shortages in petroleum or natural gas supply, freight charges and other economic and political factors. These risks could be further magnified by geographical developments such as the conflict between Ukraine and Russia. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.

Furthermore, foreign currency fluctuations, tariffs or shortages in petroleum or natural gas and other economic or political conditions have contributed to and may continue to result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our expected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

While we have completed the initial phase of construction at AMP-1, tooling our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. For example, the installation and production readiness of certain general assembly equipment for our Phase 2 expansion of AMP-1 is expected to be delayed by our supplier until early 2023 due to its supply chain impacts and disruption related to the conflict in Ukraine. These risks could be exacerbated because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commencement of commercial production at AMP-1, we have hired and trained and continue to hire and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for the Lucid Air and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

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

We also rely heavily on complex machinery for our operations, and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant employs large-scale, complex machinery combining many components, which may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts that may not be available when needed. Furthermore, AMP-1 and the equipment we use to manufacture our vehicles will be costly to repair or replace and could require substantial lead-time to repair or replace and qualify for use.

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
Our vehicles or the components installed therein have in the past and may in the future contain defects in design and manufacture that may cause them not to perform as expected or that may require repairs, recalls, and design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors when first introduced. If our vehicles contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles such as bi-directional charging or ADAS features take longer than expected to become available, are legally restricted or become subject to additional regulation, our ability to develop, market and sell our products and services could be harmed. Although we will attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of our customers. Further, our limited operating history and limited field data reduce our ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale or lease to customers.
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
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. Although we have partnered with Electrify America and may partner with other third-party electric vehicle charging providers to offer charging stations to our customers, the charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread charging infrastructure, and some potential customers may be conditioned to favor or expect proprietary charging solutions, such as Tesla’s Supercharger network. In addition, although the current U.S. presidential administration has proposed a plan to deploy 500,000 additional public charging stations across the United States by 2030, the deployment may not occur at planned levels, which could serve to limit the development of public charging infrastructure and increase the relative attractiveness to potential customers of a proprietary charging solution.
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

Because commercial production of the Lucid Air has recently begun, we have limited experience servicing or repairing our vehicles. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Furthermore, some vehicle repairs may be done via over-the-air software updates, which poses additional risks to the vehicles’ software if any issues arise during an update. In addition, we plan to partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers or develop and implement the necessary information technology infrastructure to support them. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our vehicles. We also have a limited network of locations to perform service and will also rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.

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
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of vehicles to our prospective customers. Currently, there is no historical basis for making judgments about the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner or fail to establish the delivery processes and infrastructure to make deliveries, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and results of operations.

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics or pandemics, or security incidents.
We and our suppliers may be impacted by natural disasters, wars, health epidemics or pandemics, security incidents or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona are located in a sandstorm-, flood- and tornado-prone area. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information technology systems or communication networks break down or operate improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the ongoing COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, the military invasion of Ukraine by Russia and the sanctions against Russia resulting from such conflict is expected to delay the installation and production readiness of certain general assembly equipment for our Phase 2 expansion of AMP-1, may increase the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.
Our vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
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

In addition, we collect, store, transmit and otherwise process data from vehicles, customers, employees and other third parties as part of our business operations, which may include personal data or confidential or proprietary information. We also work with third-party service providers and vendors that collect, store and process such data on our behalf. We have taken certain measures to prevent unauthorized access to our information technology systems and information (including personal data) and plan to continue to deploy additional measures as we grow. Our third-party service providers and vendors also take steps to protect the security and integrity of our and their information technology systems and our and their customers’ information. However, there can be no assurance that such systems and measures will not be compromised, including as a result of intentional misconduct by employees, contractors, or vendors, as well as a result of software bugs, human error, or technical malfunctions.
Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and/or use our vehicles, products and systems to (i) gain control of, (ii) change the functionality, user interface and performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products and systems. Advances in technology, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems are also vulnerable to damage or interruption from, among other things, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, or misuse, mistake or other attempts to harm our vehicles, products and systems. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. We may also be subject to certain laws and regulations, such as “Right to Repair” laws, that could require us to provide third-party access to our vehicle systems. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers and/or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.
These risks have been heightened in connection with the ongoing conflict between Russia and Ukraine and we cannot be certain how this new risk landscape will impact our operations. When geopolitical conflicts develop, government systems as well as critical infrastructures such as financial services and utilities may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. There can be no assurance that our business will not become a potential target as adversaries may attack networks and systems indiscriminately. Such cyberattacks may potentially cause unauthorized access to our sensitive data (including personal data or our proprietary software code), products, and systems, resulting in a data breach, or disruption, modification or destruction to our systems and applications. As a result, we may suffer monetary losses, business interruption, and long-lasting operational issues, damage to our reputation and brand or loss of our intellectual property (including trade secrets).
If we are unable to protect our products and systems (and the information stored in our systems) from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such problems or security breaches could have negative consequences for our business and future prospects, including compromise of vehicle integrity and physical safety, causing monetary losses, giving rise to liabilities under our contracts or to the owners of the applicable information, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property (including trade secrets). In addition, regardless of their veracity, reports of unauthorized access to our vehicles, systems or data, as well as other factors that may result in the perception that our vehicles, systems or data are vulnerable to being “hacked,” could negatively affect our brand. Some entities within the U.S. federal government, including certain Members of Congress and the National Highway Traffic Safety Administration (“NHTSA”), have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe (“UNECE”) has introduced new regulations governing connected vehicle cybersecurity, which became effective in January 2021 and apply in the European Union to all new vehicle types beginning in July 2022 and to all existing architectures/new vehicles from July 2024. Similar regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect the timing of our entry into the European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulation.
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
In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information from our customers, employees and third parties with whom we conduct business, including names, accounts, driver license information, user IDs and passwords, and payment or transaction related information. Additionally, we use our vehicles’ electronic systems to log information about each vehicle’s use, such as charge time, battery usage, geolocation, mileage and driving behavior, in order to aid it in vehicle diagnostics, repair and maintenance, as well as to help us customize and improve the driving and riding experience.
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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020, Canada adopted the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and continues to amend the statute, the United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022, and the Kingdom of Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which will take effect in March 2023. Each of the GDPR, the CCPA, the PIPEDA, the DPL and the PDPL impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR, CCPA, PIPEDA, DPL and PDPL) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

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

At the state level, we are subject to law and regulations such as the CCPA. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California residents with certain privacy-related disclosures and rights related to their personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act (“CPRA”), will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency, the California Privacy Protection Agency (“CPPA”), that will be vested with the authority to implement and enforce the CCPA (as modified by CPRA and any related regulations). The CPPA has recently published draft regulations under the CCPA and CPRA that, if enacted, would impose additional regulatory obligations on us.

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

Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. For example, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a breach. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and could require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

Risks Related to Our Employees and Human Resources
The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. Although we do not currently anticipate widespread departure of our senior leadership team or other key employees, it is always possible that we could lose some key personnel, especially if we are unable to grant sufficient equity awards or if the volatility of our stock price increases. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers and Arizona, where we have a substantial presence and a need for a large skilled repair, logistics, supply chain, and manufacturing workforce. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19 and the ongoing conflict in Ukraine. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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

Furthermore, although none of our United States based employees are currently represented by a labor union and none of our international employees are currently represented by a labor union that we are aware of at this time, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, or similar activities with certain consultation rights with respect to the relevant companies’ operations. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations or financial condition.

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
We also expect to become subject to laws and regulations applicable to the supply, manufacture, import, sale and service of automobiles internationally, including in Europe, the Middle East and China. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, transportation of dangerous goods, fuel economy and emissions, among other things, are often materially different from requirements in the United States. Compliance with such regulations will therefore require additional time, effort and expense to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all, and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.
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
We may face legal challenges to this distribution model. For instance, in states where direct sales are not permitted, dealers and their lobbying organizations may complain to the government or regulatory agencies that we are acting in the capacity of a dealer without a license. Alternatively, we have and may continue to initiate legal action against such states that prohibit direct sales, which may be protracted and expensive, and the results are difficult to predict. In some states, regulators may restrict or prohibit us from directly providing warranty repair service, or from contracting with third parties who are not licensed dealers to provide warranty repair service. Even if regulators decide to permit us to sell vehicles, such decisions may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. Further, even in jurisdictions where we believe applicable laws and regulations do not currently prohibit our direct sales model or where we have reached agreements with regulators, legislatures may impose additional limitations. Because the laws vary from state to state, our distribution model must be carefully established, and our sales and service processes must be continually monitored for compliance with the various state requirements, which change from time to time. Regulatory compliance and likely challenges to the distribution model may add to the cost of our business.

We have in the past and may choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.
Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. For example, in February 2022 we voluntarily recalled certain vehicles due to a potential issue regarding the manufacture of the front strut damper by our supplier, in May 2022 we recalled certain vehicles due to a potential issue regarding the wiring harness connected to in-vehicle displays, and in September 2022 we recalled certain vehicles due to a potential issue regarding the front tow eye bracket attached to the subframe. We may in the future voluntarily or involuntarily initiate additional recalls if any of our electric vehicles or components (including our batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may be unable to service and repair recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our electric vehicles and could also result in the loss of business to our competitors. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, results of operations and financial condition.
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
On December 3, 2021, we received a subpoena from the SEC requesting the production of certain documents related to an investigation by the SEC. Although there is no assurance as to the scope or outcome of this matter, the investigation appears to concern the Merger. We are cooperating fully with the SEC in its review.
In addition, two separate purported shareholders of the Company filed shareholder derivative actions, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California federal court, captioned Sahr Lebbie v. Peter Rawlinson, et al., Case No. 4:22-cv-00531-YGR (N.D. Cal.) (filed on January 26, 2022) and Zsata Williams-Spinks v. Peter Rawlinson, et al., Case No. 4:22-cv-01115-YGR (N.D. Cal.) (filed on February 23, 2022). The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the Consolidated Class Action, the Lebbie complaint asserts claims for unjust enrichment, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets and a claim for contribution under Sections 10(b) and 21D of the Exchange Act in connection with the Consolidated Class Action and the Williams-Spinks complaint asserts claims for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, contribution under Sections 10(b) and 21D of the Exchange Act, and aiding and abetting breach of fiduciary duty in connection with the Consolidated Class Action. The complaints seek compensatory damages, interest thereon, certain corporate governance reforms, and attorneys’ fees and expenses. The Company is advancing defendants’ fees and expenses incurred in their defense of the actions.

On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The complaints name as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters. The complaints in these actions seek certification of the actions as class actions, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the complaint will be successful or that it will avoid liability in these matters.
In addition, on July 11, 2022, a purported shareholder of the Company filed a shareholder derivative action, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California state court, captioned Floyd Taylor v. Glenn August, et al., Superior Court, Alameda County, Case No. 22CV014130. The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the In re Lucid Group, Inc. Securities Litigation action, the Taylor complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, interest, and attorneys’ fees and expenses. The Company is advancing defendants’ fees and expenses incurred in their defense of the actions.
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
Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, hazardous materials, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and Project Gravity, which could harm our business and prospects.”
We are subject to various environmental, health and safety laws and regulations that could impose substantial costs on us and cause delays in expanding our production facilities.
Our operations are subject to federal, state and local environmental laws and regulations and will be subject to international environmental laws, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Environmental, health and safety laws and regulations are complex, and we have limited experience and resources to comply with them. Moreover, we may be affected by future amendments to such laws or other new environmental, health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, results of operations and financial condition. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations could result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.
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
Our vehicles and the equipment we use are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our vehicles and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, we may in the future establish international operations for the reassembly or manufacture of our vehicles, which could subject us to additional constraints under applicable export and import controls and laws.
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
In 2022, in response to actions taken by the Russia against Ukraine, the United States and other countries around the world undertook rapidly evolving and escalating campaigns targeting Russia and Belarus, and Russian and Belarussian entities and persons, with significant new economic sanctions designations and embargoes, financial restrictions, trade controls and other government restrictions.

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
We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, including as a result of the ongoing COVID-19 pandemic, inflation, interest rate changes and the ongoing conflict between Ukraine and Russia, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Furthermore, if any of the conditions to the convertibility of the 2026 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2026 Notes as a current, rather than a long-term liability. This reclassification could be required even if no noteholders convert their 2026 Notes and could materially reduce our reported working capital.

Servicing our current and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.

In December 2021, we issued approximately $2.0 billion principal amount of 2026 Notes and have entered into several credit facilities in 2022. See Note 6 “Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness from time to time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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
We expect that strategic business relationships will be an important factor in the growth and success of our business. From time to time, we explore opportunities to enter into strategic relationships, including partnerships with original equipment manufacturers. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that we will be able to maintain such relationships. In addition, our competitors may capitalize on such opportunities before we do and we may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. For example, we have partnered with Electrify America to provide our customers with access to Electrify America’s charging infrastructure, and we will rely on ongoing access to such infrastructure to provide our customers with charging solutions. If Electrify America terminates this partnership or otherwise fails to deliver the anticipated benefits of this partnership, our ability to provide a satisfactory customer experience will be harmed, and we will be required to identify alternate charging partners or invest in our own charging network. Our current and future alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
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
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of September 30, 2022, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2034 and state research and development credit carryforwards with no expiration. As of September 30, 2022, we maintain a full valuation allowance for our net deferred tax assets.
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
•actual or anticipated fluctuations in our quarterly financial or operating results or the quarterly financial or operating results of companies perceived to be similar to ours;
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
•general economic and political conditions, such as recessions, interest rates, pandemics (such as COVID-19), inflation, changes in diplomatic and trade relationships, fluctuations in foreign currency exchange rates, acts of war or terrorism, and natural disasters; and
•other risk factors listed in this section “Risk Factors.”
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

Future issuances of shares of our common stock, or of securities convertible into or exercisable for our common stock, could depress the market price of our common stock and result in significant dilution for holders of our common stock. The exercise of our outstanding warrants and options, the vesting and settlement of our restricted stock units, or the conversion of our 2026 Notes would result in additional dilution to holders of our common stock. In the future, we may issue additional shares of our common stock, or securities convertible into or exercisable for common stock, in connection with generating additional capital, future acquisitions, repayment of outstanding indebtedness, under our stock incentive plan, or for other reasons.
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
As of September 30, 2022, Ayar held approximately 60.4% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
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
The trading market for our common stock can be influenced by the research and reports that industry or securities analysts may publish about us, our business and operations, our market, or our competitors. Similarly, if any of the analysts who do cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock may decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:
EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

10.1	Lease and Option to Purchase between Pinal County, as landlord, and Lucid USA, Inc., as tenant, dated August 10, 2022					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

^ Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: November 8, 2022	By:	/s/ Sherry House
Sherry House
Chief Financial Officer