Form 10-K
period 2022-12-31
Lucid Group, Inc.
filed 2023-02-28
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2022 (the last business day of registrant’s second quarter of fiscal year 2022), was $11.3 billion based upon the last sale price reported for such date on the Nasdaq Stock Market LLC. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding at February 22, 2023: 1,830,450,459

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”). Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Annual Report and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to energy storage systems and automotive partnerships, technology, manufacturing capabilities and facilities, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our go-to-market strategy, our financial and operating outlook, future market launches and international expansion, including our planned manufacturing facility in Saudi Arabia and related timing and value to Lucid, and our needs for additional financing. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, market, financial, political and legal conditions, including a potential global economic recession or other downturn and the ongoing conflict between Russia and Ukraine;
•risks related to changes in overall demand for our products and services and cancellation of reservations and orders for our vehicles;
•risks related to prices and availability of commodities, our supply chain, logistics, inventory management and quality control, and our ability to complete the tooling of our manufacturing facilities over time and scale production of Lucid Air and other vehicles;
•risks related to the uncertainty of our projected financial information;
•risks related to the timing of expected business milestones and commercial product launches;
•risks related to the expansion of our manufacturing facility, the construction of new manufacturing facilities and the increase of our production capacity;
•our ability to manage expenses and control costs;
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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Item 1A of Part I of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that Lucid currently does not know or that Lucid currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect our expectations, plans or forecasts of future events and views as of the date of this Annual Report. We anticipate that subsequent events and developments will cause our assessments to change. However, while we may elect to update the forward-looking statements at some point in the future, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. The forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this Annual Report.
Frequently Used Terms
Unless otherwise stated in Part II Item 8. Financial Statements and Supplementary Data, or the context otherwise requires, references in this Annual Report to:

“2026 Notes” are to the 1.25% Convertible Senior Notes due 2026;

“AMP-1” are to our Advanced Manufacturing Plant 1 in Casa Grande, Arizona;

“AMP-2” are to our planned Advanced Manufacturing Plant 2, which is currently under construction in Saudi Arabia;

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
“ESG” are to Environmental, Social and Governance;

“EV” are to electric vehicle;

“Investor Rights Agreement” are to the Investor Rights Agreement, dated as of February 22, 2021 and as may be amended from time to time, by and among the Company, the Sponsor, Ayar and certain other parties thereto, ;

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

“LPM-1” are to our Lucid Powertrain Manufacturing Plant-1 in Casa Grande, Arizona;

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

“PIF” are to the Public Investment Fund, the sovereign wealth fund of Saudi Arabia;

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

PART I
Item 1. Business.
OVERVIEW
Mission
Lucid’s mission is to inspire the adoption of sustainable energy by creating advanced technologies and the most captivating luxury electric vehicles (“EV”), centered around the human experience.
About Us
Lucid is a technology and automotive company that is setting new standards with its advanced luxury electric vehicles, beginning with Lucid Air, the longest-range, fastest-charging car on the market today. Lucid (i) designs, engineers and builds electric vehicles, EV powertrains and battery systems in-house using our own equipment and factories, (ii) offers a refined customer experience at our own geographically distributed retail and service locations and through direct-to-consumer online and retail sales and (iii) boasts a strong product roadmap of future vehicle programs and technologies. Our focus on in-house technology innovation, vertical integration, and a “clean-sheet” approach to engineering and design have led to the development of the award-winning Lucid Air.
Lucid Air is a luxury sedan that redefines both the luxury car segment and the electric vehicle space, with industry-leading EPA-estimated range of up to 516 miles on a single charge (depending on vehicle configuration). This range is enabled by an efficient, powerful powertrain that Lucid developed and builds in-house through vertically integrated manufacturing capacity. EPA estimated ranges and MPGe are provided for vehicles equipped with 19-inch wheels, and actual range and MPGe will vary dependent on many factors including battery age, driving habits, charging habits, temperatures, accessory use, and other factors. Our Space Concept underpins Lucid Air’s design, merging a spacious interior with a smaller exterior footprint that is reminiscent of a high-performance car. This achievement is enabled by our miniaturized drive-train components, which also results in increased storage capacity.
Lucid Air is manufactured at our greenfield electric vehicle manufacturing facility in Casa Grande, Arizona, Advanced Manufacturing Plant-1 (“AMP-1”). Our manufacturing footprint in Casa Grande also includes the Lucid Powertrain Manufacturing Plant-1 (“LPM-1”), located a short distance from AMP-1. Once AMP-1 is fully built out, our vehicle manufacturing footprint in Casa Grande is expected to exceed 5 million square feet on approximately 495 acres. Our current manufacturing footprint has an annual output capacity of up to 34,000 vehicles per year followed by incremental build-out over time to deploy capital efficiently. Expansion activities are underway to bring capacity at our Arizona site to 90,000 vehicles per year within 2024. By building AMP-1 from a clean slate, we expect to achieve greater operational efficiencies and more consistent production quality than would be possible through outsourced manufacturing or adaptation of an existing facility. An emphasis on vertical integration of manufacturing capabilities provides us the opportunity to improve product margins relative to an outsourced manufacturing arrangement. We expect to diversify our vehicle portfolio and increase production capacity through localization of manufacturing in other geographies. In 2022, we broke ground on Lucid’s new advanced electric vehicle manufacturing facility in Saudi Arabia (“AMP-2”), which we anticipate a capacity of 155,000 units upon completion.
We sell vehicles directly to consumers through our retail sales network and through direct online sales including through Lucid Financial Services. As of December 31, 2022, we have opened thirty-one studios and service centers in North America, three in Europe and one in the Middle East. We believe that owning our sales network provides an opportunity to closely manage the customer experience, gather direct customer feedback, and ensure that customer interactions are on-brand and tailored to our customers’ needs.
We own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house service capabilities, we established and continue to grow an approved list of specially trained collision repair shops which also serve as repair hubs for our mobile service offerings in some cases. We have contracted with a third-party roadside assistance partner for urgent roadside needs. As a technology company, we also complement our in-house service offerings through remote vehicle diagnostics capabilities and over-the-air (“OTA”) updates. This combination of in-house capabilities, ancillary service partners, and remote support and update capability is expected to serve our customers’ high service expectations.
We began delivering Lucid Air to customers in October 2021. We expect to launch additional vehicles over the coming decade. We have already commenced design and engineering work for Lucid Gravity, a luxury sports utility vehicle (“SUV”) that is expected to leverage and expand the technological advancements from Lucid Air. We expect to begin production of Lucid Gravity in 2024. After Lucid Air and Lucid Gravity, we plan to leverage and expand our technological and manufacturing advancements to develop and manufacture progressively higher volume vehicles segments.

Market Opportunity
We believe Lucid Air is a fully electric sedan that targets “Post-Luxury” consumers. We look past traditional definitions of luxury in order to appeal to customers who expect more. We recognize that luxury in the automotive space is shifting. While legacy luxury automakers emphasize status, opulence, and indulgence, the Lucid brand embraces elegance, modernity, sustainability, and a sense of well-being.
We have the opportunity to define electric luxury by uniting our California aesthetic with our high-tech and Silicon Valley roots. Current luxury vehicles are based on traditions established by internal combustion automotive manufacture and design. We believe that we are leading the next wave of innovation in the vehicle space. With Lucid Air, we target consumers who desire electric vehicles with a high-end aesthetic and the accompanying luxury experience.
Our initial product, Lucid Air, competes in the global luxury car market. Our competitive advantage is defined by our leading EV technology, developed entirely in-house. Lucid Air offers the longest range and fastest charging capability of any electric vehicle currently available. It is also among the fastest accelerating, the most efficient, and most aerodynamic of any EV currently available.
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
Through a focus on the luxury market, we are defining an exclusive and recognizable brand that is synonymous with luxury and performance. Over time, Lucid intends to develop and manufacture new products that will enter higher-volume vehicle segments. Our ultimate goal is to make an impact on the global climate crisis through mass production of advanced technologies and electric vehicles.
Increased government mandates for electrification, combined with consumers’ growing desire for clean energy vehicles, are driving electrification of the automotive industry at a rapid pace and on a global scale. The market is still nascent, with approximately 13% of global new passenger vehicle sales in 2022 expected to be battery electric vehicle (“BEV”) and plug-in hybrid electric vehicle, according to an estimate from the International Energy Agency.
Lucid Air is defining Lucid as a brand. The design of Lucid Air captures the potential of electrification through a fusion of art and science. As our flagship product, Lucid Air is intended to establish the bar for excellence across all our future products and experiences. We started delivering vehicles to customers in North America in 2021. In 2022, we delivered our first vehicles to customers in Europe and the Middle East.
Our second vehicle, Lucid Gravity, is planned as an electric luxury SUV underpinned by efficiency, performance, and a spacious interior to set it apart in the SUV class, similar to how Lucid Air stands out in its class. Beyond Lucid Air and Lucid Gravity, our business plan contemplates the release of additional vehicles through the next decade including lower-priced models.
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
We further believe that our battery systems expertise positions us to produce compelling stationary energy storage system (“ESS”) products. ESS is a technologically adjacent opportunity which can leverage the modular design of our battery packs and our extensive experience with battery pack and battery management systems. By seeking to address the residential, commercial, and utility-scale energy storage markets, we can further address climate change through enhanced flexibility, efficiency, and stability of the electrical grid. We can also offer to customers an ability to add resiliency to their home’s power supply in the event of an outage through our future ESS products or Lucid Air’s planned vehicle-to-grid (“V2G”) capabilities.

Competitive Strengths
•Proven, Real World Validation. Our battery technology has been developed over the past decade and has been validated as world-class technology. Through our prototype and production vehicles and our role as the sole battery supplier to the second generation of the premier EV racing series, our patented battery technology has driven more than 36 million real world miles since Lucid’s inception.
•Highly Differentiated Performance. Our advancements in battery pack and drivetrain technology, created through a clean-sheet approach to engineering, have resulted in compelling performance and efficiency in our vehicles. Lucid Air is available in a configuration with 1,111 horsepower, a zero to 60 miles per hour acceleration time of 2.5 seconds and a quarter-mile time of less than 10 seconds.
•Revolutionary Powertrain Technology. Leveraging Lucid’s in-house powertrain technology, some variants of Lucid Air have received independent validation by the EPA for an industry-leading estimated range of up to 516 miles on a single charge. Some variants of Lucid Air with 900V+ electrical architecture can achieve sufficient charge in approximately 22 minutes to travel 300 miles. This charging speed is facilitated by our multi-function, high-voltage, bi-directional charging unit that is expected to allow V2G capabilities (“Wunderbox”), enabling a Lucid Air to serve as a back-up power source for residential applications in emergency outages. In the future, we plan to introduce this functionality via OTA updates and additional grid required hardware components.
•Directly Owned Manufacturing. Lucid vehicles are currently produced at Lucid’s AMP-1, the first purpose-built, greenfield EV manufacturing facility in North America. With Lucid Air already in production, expansion activities are underway to enable the concurrent production of Lucid Air and Lucid Gravity. Key elements of our vehicle engineering enable efficient and advanced manufacturing processes with a high degree of quality control. For example, the aircraft-inspired riveted and bonded monocoque body structure is designed to enhance structural efficiency and replace spot welds in the manufacturing process. Additionally, Lucid manufactures and assembles our complete electric powertrain at LPM-1, including assembly of battery packs, integrated drive units, and the Wunderbox. We designed the LPM-1 facility to facilitate the future establishment of similar facilities for an expanded, global manufacturing footprint for vehicles.
•In-House Sales and Service. Consistent with the focus on quality in our manufacturing processes, we implement a direct sales and service strategy to maintain control over the customer experience and ensure that interactions are aligned with the Lucid brand. We enable this tight control over the customer experience by vertically integrating our sales operations instead of relying on a traditional outsourced dealership model. We are also scaling our own service operations to support customers, in addition to growing our established network of partnerships with body shops and other ancillary service partners that meet our expectations for customer service.
•Product Design. Our first vehicle, Lucid Air, fuses art and science to capture the potential of electrification. As our flagship product, the Air establishes the bar for excellence across all our products and experiences. Our “Space Concept” represents a technical breakthrough, achieved through a ground-up rethink in the way an automobile is designed. Our reimagining of the car has resulted in class-leading interior space for the driver, passengers, and storage within a compact and efficient exterior.
•Favorable Market Trends. As consumers seek brands that align with their values, we are positioned to address the desires and needs of a new generation of “post-luxury consumers.” Lucid Air is the first true luxury electric vehicle and positions us to build its brand and reputation. By building the Lucid brand and achieving scale and efficiency in our manufacturing footprint, we believe we will have the opportunity over time to create more attainable technology to allow broader adoption in the EV space and the ability to capitalize on adjacent market opportunities such as marine, aviation, and stationary energy storage applications.
•Management Team Experience. We have assembled a seasoned management team with deep experience in the automotive, EV, and disruptive technology spaces, led by Peter Rawlinson, who served as the Chief Engineer of the Tesla Model S program. The management team is rounded out by executives with significant industry experience from such companies as Apple, Intel, Tesla, Mazda, Audi, Volkswagen, General Motors, and Ford, among others.
•Strategic Partnerships. We have established strong relationships with suppliers and partners to deliver Lucid Air. We have battery cell supply agreements in place with leading suppliers in the electric vehicle space and a commercial partnership with Electrify America to deliver a differentiated charging experience for our customers.

Growth Strategy
We aim to create opportunity as an automotive company, an energy storage systems manufacturer and a technology supplier for other automotive OEMs and other applications such as aircraft (including eVTOL), heavy machinery, agriculture, and marine transportation.

•Vehicle Roadmap. We have established a planned roadmap for future vehicle lines that includes a variety of vehicle types that are expected to perform well in various customer segments. By utilizing Lucid Air to establish the brand, we plan to leverage economies of scale and efficiency of operations to unlock sales in more mass market segments. We will seek to establish a strong customer base in the luxury and premium vehicle markets across the globe.
•International Expansion. We expect to establish manufacturing facilities in multiple geographies along with a retail and service footprint throughout each geographic area. These manufacturing facilities could include facilities for component subassembly, vehicle kit reassembly, complete built unit vehicle production and/or energy storage systems. We believe that establishing a global manufacturing footprint will help us to grow the brand, scale the business and address market demand in the Middle East, European and Asia-Pacific markets, while also taking action to address climate change. We anticipate that localized supply chain, production, distribution and retail can yield cost savings and environmental benefits with reduced transportation of product to the customer. We began construction of a manufacturing facility in Saudi Arabia in May 2022. See “—Manufacturing.”
•Energy Storage Systems. We plan to leverage advancements in battery pack design and manufacture learned through development of Lucid Air to produce stationary ESS solutions. This technologically adjacent business opportunity can leverage our extensive battery pack and battery management systems experience and expertise and has the potential to utilize the modular design of our battery pack to efficiently mass produce energy storage systems for residential, commercial and utility-scale applications. We intend to explore more cost-effective battery cell chemistries than those used in electric vehicle batteries, given the lower importance of gravimetrical energy density in ESS cells. We currently have a prototype ESS product operating at our headquarters in Newark, California.
•Technology Outbound Sales & Licensing. We are actively engaged in supplying racing teams in a premier EV racing series with front drive unit and software. We expect to expand this technology division to supply our world class technology beyond the world of racing to help accelerate the adoption of EVs.
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
Our Vehicles
Lucid Air
We expect our first product, Lucid Air, to define Lucid as a brand. Lucid Air is designed to fuse art and science to capture the potential of electrification. As our flagship product, Lucid Air is intended to establish the bar for excellence across all our future products and experiences.
Lucid Air is a state-of-the-art luxury electric sedan featuring a California-inspired design and underpinned by our race-proven battery and its powertrain technology. Featuring luxurious interior space in a mid-size exterior footprint, some variants of Lucid Air offer an EPA-estimated range of up to 516 miles on a single charge.
The Lucid Space Concept offers class-leading interior space and a massive front trunk (or “frunk”) with a capacity of around 280 liters. From the start of its development, we used the Lucid Space Concept to increase interior space. This new approach to sedan architecture takes advantage of our miniaturized EV drivetrain to deliver full-size interior volume within a mid-size exterior footprint. This technical breakthrough resulted in class-leading interior space for the driver, passengers, and storage within a compact, agile, and efficient exterior.
The Space Concept was achieved through a ground-up rethink in the way an automobile is designed. The launch edition of Lucid Air offers a “bench” style rear seat that provides expansive space for three adults with class leading legroom. Some variants of Lucid Air’s interior are capped with a glass canopy that creates an even more extravagant sense of space. Despite its expansive interior, Lucid Air is more compact on the exterior than leading internal combustion engine (“ICE”) vehicles in the same class and segment.
The centerpiece of Lucid Air’s human-machine interface is its “Glass Cockpit,” a beautifully integrated, configurable infotainment system that is designed to provide a seamless connected experience for the driver. This system is presented on a compound three-screen display assembly that curves in front of the driver — including two touch screens. This display is designed to sit in the driver’s line of sight to increase operator safety and reduce time looking away from the road. The Glass Cockpit is augmented by a retractable center screen for a more immersive user interface.

Lucid Air has the looks to match its advanced powertrain, with clean styling up front emphasized by slim headlights and a chrome strip that spans from one corner to the other. The hood features sculpting over the wheels to further emphasize power, and the windshield flows as one piece of glass all the way back to the B-pillar. The sleek lines work well with Lucid Air’s short overhangs and large wheels. This pleasing shape is also functional, providing Lucid Air Pure a low coefficient of drag at a mere 0.197 and enabling greater range and performance. Each of Lucid Air’s interior themes is crafted with colors and materials that evoke iconic California locations at various times of day and night.
Efficiency is the ultimate measure of EV technology, and we believe our technology leads the industry in this respect, with a market-leading EPA-estimated 140 MPGe (miles per gallon equivalent) and on-road efficiency of greater than 4.5 miles per kilowatt-hour for some variants of Lucid Air. The highly aerodynamic design of Lucid Air provides longer range, driving faster miles-per-minute charging and the ability to provide equivalent range with a smaller, lower-cost battery pack.
Its advanced technology and efficiency have enabled us to design Lucid Air to achieve both long range and high performance. These attributes have historically been mutually exclusive design goals, and Lucid Air’s achievements in this regard further validates its technology.
Lucid Air is offered at various price points with different specifications. Following the limited-availability Lucid Air Dream Edition, which began deliveries in October 2021, we are now producing and delivering Grand Touring, Touring, and Pure variants of Lucid Air. Lucid Air Touring is the quintessential Lucid Air, with better performance, range, energy efficiency, aerodynamics, and packaging than many other competitors. Lucid Air Pure is the most accessible variant in Lucid Air line, and still offers up to 410 miles of EPA-estimated range.
As discussed in “— Technology” below, Lucid Air is underpinned by the Lucid Electric Advanced Platform (“LEAP”), which is designed to support other vehicle variants to enable greater capital deployment efficiency and speed to market.
Future Vehicle Programs
The first vehicle planned to share some of Lucid Air’s components and systems is Lucid Gravity, which we expect to start producing in 2024. We expect Lucid Gravity to achieve many of the same attributes that make Lucid Air special, including a class-leading spacious interior in a more compact and efficient exterior. We anticipate that the use of carry over Air components will enable efficiency in design, engineering and capital expenditure deployment for Lucid Gravity. We expect to have installed production capacity of 90,000 units per year at AMP-1 coincident with Lucid Gravity launch to accommodate for both Lucid Air and some of Lucid Gravity volumes.
In August 2022, we announced Lucid Air Sapphire, our highest performance Air, featuring our very first three-motor powertrain. We engineered every component to deliver the pinnacle of electric performance and expect that the vehicle will have over 1,200 horsepower, the ability to accelerate from zero to 60 miles per hour in less than 2 seconds, and a quarter-mile time below 9 seconds.
We have also developed a roadmap with additional vehicles and platforms to make its vehicles more accessible at a variety of price points. We plan to start at the high end to establish our brand but expect to manufacture progressively higher volume vehicle segments over time.
Technology
We are a technology and automotive company. We seek to set new standards for sustainable transportation with Lucid Air, and we do so in part by focusing on proprietary, in-house technology development. We have developed cutting-edge electric vehicle technology that we believe sets a new benchmark for EVs. Core to our DNA is the achievement of technical excellence.
Our in-house engineering team is focused on delivering innovation in all facets of vehicle development, including hardware and software development, vehicle design, and passenger comfort. The development of Lucid Air was predicated on the premise that miniaturizing the powertrain would allow us to redesign what a car can be from the ground up.
We have refined our battery technologies over many years in real-world applications, including more than 36 million miles of vehicle testing and the supply of battery packs to all teams in the premier EV racing series. We have used the data accumulated from these activities to refine our technology and thoughtfully develop Lucid Air.
We believe our in-house research and development organization establishes us as a leader across multiple technologies and areas of expertise. Our technological achievements include significant advancements to the core technologies that drive an electric vehicle. Areas where our in-house engineering has driven advancement include:
•Battery Pack. Lucid Air’s battery pack translates our motorsport experience and more than 36 million miles of real-world testing into a compact and energy dense unit that was developed in-house with a clean-sheet approach to engineering. The battery pack is designed to be scalable and modular, providing opportunities for cost and range variations as we develop future LEAP platforms. It is also designed for performance, with advanced end-cooling technology and an advanced low-resistance architecture to reduce heat loss and increase range.

Our battery pack incorporates battery cells from suppliers that have extensive experience in the development and manufacturing of cells for high-performance electric vehicle applications and robust battery cycle life. The battery cells incorporated into our battery packs are required to conform to our high standards, including with respect to our targets for range, energy density, recharge/discharge rates and other characteristics, and to support our compact, energy-dense battery pack form. We have battery cell supply agreements with these suppliers in place.
Our battery pack supports our vision to revolutionize EV technology through mass industrialization. Our single piece injection molded battery module is race derived yet designed for mass production, with electrical “bus bar” connectors that are integrally captured in the molding in a single operation — a profound technological advancement.
We believe the technology developed for the battery pack in Lucid Air can transfer to our other vehicles, to the industrialization of mass-market vehicles, and to technologically adjacent markets. See “— Growth Strategy.”
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
•Integrated Electric Motor, Inverter and Transmission Drive Unit. For our motor and gearbox system, we developed permanent magnet motors in-house. Combining these motors with an inverter and an integrated gearbox and differential creates an advanced electric drive unit that weighs just 163lb (74kg) and is small enough to fit inside a carry-on roller bag.
The Lucid drive unit is capable of producing up to 670hp with power density up to 9.0hp/kg, depending on vehicle trim and variant. This compactness allows for one, two or even three units to be used to power a Lucid Air.
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
The obsessive pursuit of lightweight construction contributes to overall efficiency, our technology improves the key components of its powertrain while extracting even more performance. For example, Lucid Air Grand Touring has an official EPA-estimated range of up to 516 miles which is the longest range of any vehicle on the EPA’s list. Nine of the top ten entries on the EPA range list are Lucid Air variants. Less weight leads to increased efficiency, even as performance is elevated to new levels.
Finally, we have also achieved breakthroughs in the advanced thermal management system within our electric motors. We have patented our efficient cooling design, which enables even higher levels of efficiency and performance.
•Bidirectional Charging. Our proprietary technology is designed to enable ultra-fast DC and bi-directional AC charging. The 900V+ architecture and our Wunderbox are key enablers inside the Air’s electrical platform. The Wunderbox is a multi-function unit, developed in-house to ensure compatibility with charging systems of differing voltages. It enables “boost-charging” when needed, such as when connected to 400V charging infrastructure.
The Wunderbox is a key enabler for Lucid Air’s industry-leading charging speeds. Our customers can charge up to 300kW-DC at a DC fast charging station, such as those available through our partnership with Electrify America.
The Wunderbox is also designed to enable a wide array of future-ready, bi-directional power delivery features, such as V2G applications for situations such as managing home power outages. We expect to enable bi-directional functionality via an OTA update in the future.
•Infotainment System. Lucid Air is designed as a true software-defined vehicle, with future ready hardware to allow it to evolve over time to best meet customer needs long after they take delivery. With highly advanced processing capabilities, the system is designed to leverage data analytics and OTA updates to improve and refresh the vehicle over time.

Lucid has deployed more than 50 OTA software updates for improvements and bug fixes since customers deliveries began in October 2021. In October 2022, we introduced Lucid UX 2.0, its most extensive software update to that point, with hundreds of updates and new features for every Lucid Air on the road. These included new capabilities for the DreamDrive advanced driver assistance systems, enhanced system performance, and new on-screen layouts to make Lucid UX more ergonomically friendly than ever. These software updates are developed, coded, validated, and deployed by Lucid’s in-house hardware and software engineering teams.
•Lucid DreamDrive. Lucid Air is equipped with an extensive sensor suite, high on-board computing power, and back-up systems for advanced driver assistance systems (“ADAS”) and, over time, increased levels of partial autonomy. With 32 sensors onboard, Lucid Air features the most comprehensive sensor suite among currently available production vehicles. Lucid Air includes certain features with Level 2 ADAS functionality and is capable of software upgrades via OTA update. Further, by collecting and analyzing fleet data, we expect to enhance our ADAS features and improve the Lucid experience over time.
•Lucid’s Micro Lens Array Lighting. A revolution in optical technology, our in-house created and engineered Intelligent Micro Lens Array (“MLA”) headlights provide an incredibly homogeneous and luminant headlamp and lighting function.
The MLA system is designed to automatically adapt to driving situations and provide exceptional outward visibility that makes it easier to see and avoid objects on the road.
Manufacturing

We have built North America’s first greenfield, purpose-built EV manufacturing facilities, in Casa Grande, Arizona. Lucid’s manufacturing activities are carried out at Lucid’s vehicle manufacturing plant, AMP-1, and dedicated powertrain manufacturing facility, LPM-1. Vertically integrating key manufacturing activities provides Lucid the opportunity to improve product margins relative to an out-sourced manufacturing arrangement.
AMP-1 began production of Lucid Air in September 2021. Within AMP-1, we produce vehicles using innovative production processes and state-of-the-art equipment. Key elements of our vehicle engineering enable efficient and advanced manufacturing processes with a high degree of quality control.
Phase 2 of our manufacturing expansion was kicked off in mid-2021 and is expected to add approximately 3 million square feet of manufacturing space to our facilities in Casa Grande. The Phase 2 expansion activities are expected to enable a 90,000 units per year installed capacity within 2024. Future expansions of AMP-1 are being planned to account for the launch of future vehicle programs intended to be manufactured in Arizona and to accommodate growth in sales volumes. Our AMP-1 Phase 2 facility will manufacture all current products as well as the much anticipated Lucid Gravity. Once AMP-1 is fully built out, our vehicle manufacturing footprint in Casa Grande is expected to exceed 5 million square feet on approximately 495 acres. By building the factory from a clean slate and leveraging decades of industry experience, we expect to achieve (i) greater capital efficiencies, (ii) greater operational efficiencies, and (iii) consistent production quality. The key activities that currently take place in AMP-1 include body shell manufacture, painting of body shells, and general assembly. As part of the Phase 2 expansion, we are bringing stamping, powertrain production and logistics operations on-site.
A global footprint with localized manufacturing will enable us to serve market demand with locally manufactured vehicles. The production processes in AMP-1 and LPM-1 were designed to be highly repeatable and scalable to standardize manufacturing operations and build efficiency in our capital planning and deployment. Our plan to develop greenfield facilities internationally will start with our production manufacturing operations in Saudi Arabia where we began our construction in 2022.
Supply Chain
Our supplier partners remain key in delivering our plan. Our vehicle contains thousands of parts and materials from suppliers around the globe. Lucid’s sourcing plans utilize a comprehensive qualification process to assess technical capability, quality, cost, footprint, etc. Challenges in supply chain remain, so collaborative relationships are essential. Lucid works closely with suppliers in the upfront development process and in supporting production needs and requirements. In December 2022, we announced a multi-year sourcing agreement for lithium-ion batteries with Panasonic Energy Co., Ltd. and certain of its affiliates.
Go-To-Market Strategy
As of February 21, 2023, we had over 28,000 refundable reservations and non-refundable orders for cars yet to be delivered that reflect potential sales of over $2.7 billion. In addition, we have an agreement with the Ministry of Finance of Saudi Arabia, under which the Government of Saudi Arabia and its entities and corporate subsidiaries undertook to purchase up to 100,000 vehicles over a ten-year period, with an initial commitment to purchase 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles over the same period. We believe that our customer traction is strong and will continue to grow as brand awareness increases.

Our typical customer journey begins through our advanced digital platform. We use social media to educate customers regarding our brand identity, explain the creation of our technology and highlight the people behind our design and technology. The goal is to cultivate a sense of brand loyalty with our customers.
This initial engagement drives customers to our website to learn more about our story and Lucid Air. On the website, customers can experience our online vehicle configurator, which provides an immersive and customizable opportunity to interact with our vehicles in a virtual setting. From there, we provide the customer with the option to either place a reservation online or visit one of our retail stores or gallery locations, which we refer to as “Studios.” We believe that our direct-to-consumer sales model, combined with a digitally enhanced luxury experience through our website and a refined in-store experience, creates opportunities to tailor to each customer’s purchase and ownership preferences. Customers have the option to visit a Studio in person, make their inquiries entirely online, or enjoy a combination of the two experiences.
In developing our Studios, we partnered with leading California-based design firms to build a network of retail spaces to enable customers to experience the brand and our products in locations that underscore our design aesthetic. Like Lucid Air, the interiors of Lucid Studios showcase color and material themes that represent specific locations within California, the Golden State, as well as our focus on innovation with immersive digital and technology experiences. Our Studios are intended to provide a pressure-free environment for our customers to comfortably experience the brand and our products. Like Lucid Air itself, Lucid Studios draw inspiration from the beauty, innovation, and diversity of our home state of California.
Retail locations serve both as our sales channels and marketing tools in high-foot-traffic areas within urban areas. As of December 31, 2022, Lucid had thirty-five Studios and service center locations opened, including our first locations in Europe and Middle East markets. Lucid expects to increase coverage throughout North America, Europe, and Middle East markets in 2023. These markets are rapidly adopting electric vehicles, and we believe that establishing a strong retail presence will enhance our opportunity to increase our share of our total addressable market.
With a focus on convenience, our service operations include vehicle and customer support at customers’ physical locations through our mobile service offerings and certified partners for roadside assistance and collision repairs, as well as through our network of brick-and-mortar service centers. Lucid Air is also designed to enable OTA updates and remote diagnostics.
Rather than investing in a proprietary charging network, we leverage Electrify America as our primary high-power charging network partner in the United States. This partnership allows us to avoid the capital intensity of establishing our own network and provides our customers with access to an established network across the United States. Electrify America’s DC power levels of up to 350KW and network coverage were the key selection criteria in selecting it as a partner. Electrify America’s premium charging experience provides EV drivers with convenient charging locations that offer amenities like shopping, food and restrooms, and we believe this offering provides a delightful experience to our customers.
Additionally, Lucid Air is compatible with Combined Charging System (“CCS”) based public and commercial charging stations. For at home charging, the Lucid Connected Home Charging Station can be installed to provide convenient, simple, and seamless charging at home. In the future, we expect to support bi-directional capabilities with Lucid Air and Lucid Connected Home Charging Station.
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

Emissions Credits
We expect that the manufacture, sale, and/or registration of Zero Emission Vehicles (“ZEVs”) in various regions will earn certain regulatory credits that we can sell to other manufacturers. This may include ZEV credits in up to 16 U.S. jurisdictions referred to collectively as the “ZEV States” that require compliance with program mandates (California, Colorado, Connecticut, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, Virginia and Washington). This would also include Corporate Average Fuel Economy (“CAFE”) credits under the U.S. Department of Transportation standards, greenhouse gas credits from the U.S. Environmental Protection Agency (the “EPA”) and similar credits in each of Europe, Canada, and China.
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
For reference, the ZEV credit requirement in California was 14.5% in 2022 and will rise to 22% in 2025. If a vehicle manufacturer does not sell enough EVs to meet its quota, it can choose to buy credits from other manufacturers who do or it would be required to pay a $5,000 fine for each credit it is short. We expect this requirement to provide an opportunity to generate revenue from the sale of ZEV credits.
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
Other Credits and Benefits
We may benefit from additional opportunities under government regulations and legislation, such as the following:
•Customer tax credits and other benefits arising from government regulation may spur interest in our products and business. Our electric vehicles may be eligible for incentives for electric vehicles such as in Norway, which currently waives various toll charges and road taxes for battery electric vehicles and high-occupancy lane driving privileges available to purchasers in certain U.S. states such as California.
•We may be eligible for various tax credits, abatements and other benefits, including: the federal 30C Alternative Fuel Infrastructure tax credit for alternative fuel infrastructure; the federal 45X Advanced Energy Production Credit; the federal 48C manufacturing investment tax credit for investments in manufacturing facilities for clean energy technologies; the Qualified Facilities tax credit in Arizona; a California sales and use tax exclusion under the California Alternative Energy and Advanced Transportation Financing Authority; and other hiring and job training grants and income tax credits in both Arizona and California.
•We may also be eligible for a loan pursuant to the Advanced Technology Vehicles Manufacturing Loan Program administered by the U.S. Department of Energy.
EPA Emissions and Certificate of Conformity
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that our vehicles comply with applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in the United States, and an Executive Order from the CARB is required for vehicles sold in states that have adopted California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California emission standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 17 states plus the District of Columbia that have adopted California’s stricter emissions (Low-Emission Vehicle, “LEV”) standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware, Colorado, Minnesota, Nevada, Virginia and New Mexico.
Although Lucid Air has zero emissions, we are required to seek an EPA Certificate of Conformity and, for vehicles sold in California or any of the other 18 U.S. jurisdictions that have adopted the stricter California emission standards, a CARB Executive Order. Compliance with the program is required in each state two model years following adoption of the program.

Vehicle Safety and Testing
Our vehicles are subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. Federal Motor Vehicle Safety Standards (“FMVSS”). Lucid Air fully complies with all applicable FMVSS without any exemptions, and we expect our future vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSS, and while we anticipate compliance, there is no assurance that we will comply with such changes under the final versions as enacted.
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
We intend to expand our offerings outside of the United States, and in connection with such expansion our vehicles will be subject to foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign and/or retesting. For example, the European Union (“E.U.”) has established approval and oversight rules requiring that a national authority certify compliance with heightened safety rules, emissions limits and production requirements before vehicles can be sold in each E.U. member state.
In addition to the various territorial legal requirements, we are obligated to meet, Lucid Air is engineered with the expectation that it will deliver overall five-star performance in the two main voluntary vehicle safety performance assessment programs, the U.S. New Car Assessment Program (“NCAP”) and the Euro NCAP. Five-star is the maximum attainable score. These programs have introduced several additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from legal requirements, such as side impact, but have higher performance requirements. Others are unique to the programs. Areas covered by these tests included:
•Mobile Progressive Deformable Barrier;
•Full Width Rigid Barrier;
•Mobile Side Impact Barrier;
•Side Pole;
•Far Side Impact;
•Whiplash;
•Vulnerable Road Users (Pedestrians and Cyclists);
•Safety Assist; and
•Rescue and Extrication.
ADAS Regulations
We have equipped Lucid Air with certain advanced driver assistance features. Generally, laws pertaining to driver assistance features and self-driving vehicles are evolving globally, and in some cases may create restrictions on advanced driver assistance or self-driving features that Lucid may develop.
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
As of December 31, 2022, we owned approximately 179 issued U.S. patents, 59 pending U.S. patent applications, 203 issued foreign patents, 30 pending foreign patent applications and 77 pending Patent Cooperation Treaty patent applications.
As of December 31, 2022, we also owned 19 pending U.S. trademark applications, 4 registered U.S. trademarks as well as 235 registered foreign trademarks and 227 pending foreign trademark applications in approximately 31 countries worldwide in addition to the European Union.
As of December 31, 2022, we also owned 20 issued U.S. design patents, 52 pending U.S. design patent applications, plus 75 issued foreign design patents/industrial designs and 22 pending foreign design patent/industrial design applications.
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
Our commercial success will also depend in part on not infringing, misappropriating or otherwise violating the intellectual or proprietary rights of third parties. The issuance of third-party patents could require us to alter our development or commercial strategies, change our products or processes, obtain licenses to additional third-party patents or other intellectual property or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products or technologies may have an adverse impact on us. Given that patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the patent protection being sought by third parties and/or the priority of inventions covered by such patent applications. Moreover, we may have to participate in interference, revocation, derivation, re-examination, post-grant review, inter parts review or opposition proceedings brought by third parties or declared by the U.S. Patent and Trademark Office or an equivalent foreign body. See “Risk Factors — Risks Related to Our Business and Operations — Risks Related to Intellectual Property” for more information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
HUMAN CAPITAL RESOURCES
At Lucid, we strongly believe in the power of our talented employees and partners to create, build, and support the world’s most captivating luxury electric vehicles available in the market. We seek to attract and retain a workforce whose respective professional and personal backgrounds can help craft an unparalleled suite of state-of-the-art, technologically advanced, California-inspired vehicles for consumers worldwide.
Towards these goals, as of December 31, 2022, we employed approximately 7,200 employees globally. Our employees are primarily based in Newark, California at our headquarters, in Casa Grande, Arizona at our electric vehicle manufacturing facility, and throughout the United States and Canada, Europe, and Saudi Arabia at our retail store and service centers.
None of our employees are represented by a labor union. We have never experienced any work stoppages and we believe that our employee relations are good.
We believe that our mission-first passion to inspire the adoption of sustainable transportation would not be possible without a broad array of experiences, professional and personal backgrounds, and individual identities across our team. We work hard to attract a pool of diverse candidates for all open positions. As of December 31, 2022, approximately 69% of Lucid’s employees in the United States were identified as Black or African American, Hispanic or Latino, Asian, American Indian or Alaskan Native, Native Hawaiian or Pacific Islander, and two or more races or ethnicities.

Our Culture
When design is led by inspiration, invention by insight, and engineering by experience, we believe that nothing is impossible. Thinking beyond what is in front of us and designing for a world where life is the most important journey we will ever take, we believe in the dream ahead. Our relentless focus on innovation, luxury, and sustainability moves us toward a future where you no longer must choose between doing great things and doing the right thing.
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
Safety
We have instilled an expectation and culture of safety in our workplace. As a manufacturing company, we are committed to ensuring workplace health, safety and environmental protection for our employees, suppliers, business partners, customers, and all our stakeholders. We protect the health and safety of our employees through a proactive and systematic approach to safety and health management. To demonstrate this, in 2022, we achieved ISO 45001 certification for our Arizona manufacturing site which validates our system of continuous improvement to reduce occupational risk and improve worker safety.
Diversity, Equity and Inclusion
At Lucid, diversity, equity, inclusion is an essential part of who we are. We value the diverse perspectives, experiences, and identities of our employees who reflect the communities we serve. Our differences spark innovation and drive us forward, which is why we are committed to fostering an equitable and inclusive culture that empowers us to bring our best selves to work and achieve our mission to build a better future together.
Our people centric and data-driven DEI strategy focuses on three pillars:
1.Growing a diverse workforce by attracting, hiring, and promoting talent from all backgrounds
2.Fostering an equitable and inclusive culture by promoting policies, practices, and programs that support and engage all employees
3.Being key contributors to the community by engaging with and investing in local communities where we operate
Of note, Lucid sponsors five employee resource groups to support and empower historically excluded affinities: Women at Lucid, Pride at Lucid, Veterans at Lucid, Black at Lucid, and Sustainability at Lucid. These five groups help foster Lucid’s inclusive and dynamic workforce while helping to fuel our business objective of centering our suite of vehicles on the human experience.
Compensation and Benefits
We offer competitive compensation to attract and retain the best people in the world, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive cash compensation and equity awards to all employees. We offer full-time employees equity at the time of hire and through annual equity grants because we want them to be owners of the company and committed to our long-term success. In 2022, we strengthened our support for employees and their families through the introduction of new on-demand, personalized mental health therapy and coaching. We are pleased to support employees and families through a comprehensive suite of insurance and retirement offerings, most of which can be individually selected by each employee to best fit their needs.

ENVIRONMENTAL IMPACT
As an electric vehicle company relentlessly focused on efficiency, our products are a key part of transforming the transportation space to a more sustainable model. Through our blend of performance engineered, battery electric powertrain systems with post-luxury design, we seek to entice luxury vehicle customers to switch from ICE vehicles to energy efficient, sustainable electric transportation. But having sustainable products alone is not enough; we are dedicated to a holistic environmental, social, and governance (“ESG”) strategy to maximize our ability to positively impact our environment and society, meet investor expectations, and instill pride and purpose in our employees and customers.
•ESG Strategy: Our dedicated ESG team is driving our efforts to implement leading environmental, social, and governance strategy and program. In 2021, we completed a high-level ESG materiality assessment to identify key topics for our ESG strategy. This effort included insight on investors, ratings and rankings, company leadership interviews, research on peers and consumer trends, and a business/investor media review. During 2022, we continued to keep a pulse on the dynamic ESG field to allocate resources to the most significant ESG topics to our business. Our ESG Steering Committee, comprised of senior executive leaders, met on a regular basis in 2022 to drive our strategic roadmapping in the ESG topics such as climate and GHG emissions, DEI, and ESG partnerships. We enhanced our ESG disclosures, and plan to continue to build our internal capabilities for data collection and disclosure for high-level reporting on ESG performance, in alignment with leading industry standards.
•Product Efficiency: Efficiency is a key measure of the in-house technology embedded in our products, contributing to our goal of a best-in-class experience for our customers while benefitting the environment. Lucid Air is the longest-range electric vehicle rated by the U.S. EPA (Lucid Air Grand Touring has an EPA-estimated range of up to 516 miles per charge), has some of the highest MPGe energy efficiency ratings from the EPA (Lucid Air Touring and Lucid Air Pure AWD are rated 140 MPGe combined city hwy), and Lucid Air Pure has one of the lowest coefficient of drag of any vehicle on the market (0.197 coefficient of drag). These achievements are based on a relentless focus on efficiency through the electric vehicle powertrain, battery pack and system, and a highly aerodynamic design. This focus on efficiency also enables our vehicles to travel further per electron of energy. Each extra mile that we extract per kWh of energy means less energy required and fewer carbon emissions from the electrical grid. This same efficient technology and approach enables the possibility of vehicles with smaller, lower-cost battery packs that retain competitive range — which in turn would benefit the environment by requiring fewer battery cells per vehicle.
•Future Adaptations of our Technology: We are exploring opportunities to adapt and expand the impact of our technology. For example, we expect our battery systems expertise to enable us to produce compelling stationary energy storage system (“ESS”) products that offer flexibility, efficiency, and stability to our customers and the electrical grid across the residential, commercial, and utility-scale energy storage sectors. We also expect our battery systems and powertrain expertise to enable customers to power their homes through vehicle-to-grid (“V2G”) charging capabilities, adding resiliency to customers’ power supply and reducing impact on the grid during power outages and shortages.
•Environmental Operations: Our factory in Casa Grande, Arizona, is the first greenfield EV factory in North America, and it was designed to minimize carbon emissions where practical through energy efficient design and plans for renewable energy generation onsite. We strive to reduce the environmental impact of manufacturing while maintaining our relentless drive to produce high-quality vehicles for our customers. We currently have up to a 1 mega-watt (“MW”) capacity solar power system in Arizona (with a total capacity of up to 2 MW including our headquarters in California) and we are actively working to increase renewable energy generation. Our operations pair with an environmental, health, and safety policy that encompasses training, measurement, and monitoring of data, and corrective actions for continuous improvement. Additionally, to emphasize our focus on quality, environment, and occupational health and safety, our Arizona factory has been ISO 9001, 45001, and 14001 certified, a globally recognized Quality Management System (“QMS”), Occupational Health and Safety Management System (“OH&S MS”), and Environmental Management System (“EMS”) respectively.
GOVERNANCE
We recognize that sound governance practices are critical to ethical business practices and our overall success as an organization and business.
•Corporate Governance: Our corporate governance best practices include: a majority independent Board under SEC and Nasdaq rules; a diverse Board with 3 female directors and 3 members of under-represented communities; an independent chairman of the Board; and no classified board structure (all directors must be elected every year).
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
•Reservations and orders for our vehicles are cancellable.
•A global economic recession or other downturn may have a material adverse impact on our business, prospects, results of operation and financial condition.
•We currently depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.
•Our business and prospects depend significantly on our brand.
•We will not have a third-party retail product distribution and full-service network.
•If we fail to manage our future growth effectively, we may not be able to develop, manufacture, distribute, market and sell our vehicles successfully.
•We face risks associated with international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.
•The automotive industry has significant barriers to entry that we must overcome in order to manufacture and sell electric vehicles at scale.
•The automotive market is highly competitive, and we may not be successful in competing in this industry.
•We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including Lucid Air and Lucid Gravity, which could harm our business and prospects.

•Our ability to continue production and our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.
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
•Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells or semiconductors, could harm our business.
•If we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
•We have limited experience in high volume manufacture of our vehicles.
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
•PIF and Ayar beneficially own a significant equity interest in us and may take actions that conflict with other shareholder interests.

Risks Related to Our Business and Operations
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
We are an early-stage company with a limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have only released one commercially available vehicle, and we have limited experience manufacturing or selling a commercial product at scale. Because we have yet to generate significant revenue from the sale of electric vehicles, and as a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.
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
•anticipate and adapt to changing market conditions, including consumer demand for certain vehicle types, models or trim levels, technological developments and changes in competitive landscape; and
•successfully design, build, manufacture and market new variants and models of electric vehicles, such as Lucid Gravity.
We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.
We have incurred net losses each year since our inception, including net loss of approximately $1.3 billion for the year ended December 31, 2022. As of December 31, 2022, our accumulated deficit was approximately $7.4 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
•continue to design, develop and manufacture our vehicles;
•equip and expand our research, service, battery, powertrain, and manufacturing facilities to produce our vehicles in Arizona and in international locations such as Saudi Arabia;
•build up inventories of parts and components for our vehicles;
•manufacture and store an available inventory of our vehicles;
•develop and deploy geographically dispersed vehicle charging partnerships;
•expand our design, research, development, maintenance and repair capabilities and facilities;
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
We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of Lucid Air, Lucid Gravity and other future products); raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. In addition, we expect to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities. As a company, we have limited historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.
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
Reservations and orders for our vehicles are cancellable.
Our customers may cancel their reservations without penalty and for any reason until they place an order for their vehicle. In addition, our customers may also cancel their orders, but will lose their deposit. Delays in customer deliveries, delays in the availability of options, potential changes in customer preferences, competitive developments and other factors could result in significant customer cancellations or cause delays in conversions of reservations to orders. In addition, customers who placed orders prior to the enactment of the Inflation Reduction Act of 2022 in an effort to maintain eligibility for a federal tax credit, may decide to cancel their orders based upon the initial guidance provided by the Internal Revenue Service that could negatively affect our customers’ ability to receive tax credits for those orders. Any event or incident which generates negative media coverage about us or the safety or quality of our vehicles could also result in significant customer cancellations. No assurance can be given that reservations or orders will not be cancelled and will ultimately result in the final purchase, delivery and sale or lease of vehicles. Accordingly, the number of reservations and orders have significant limitations as a measure of demand for our vehicles, including demand for particular body styles, models or trim levels, or for future vehicle sales. If we encounter delays in customer deliveries of Lucid Air that further lengthen wait times or in the event of negative media coverage, a significant number of reservations may be cancelled.
A global economic recession or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession or other downturn, whether due to inflation, ongoing conflict in Ukraine or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. Further, the immediate or prolonged effects of the COVID-19 pandemic could significantly affect government finances and, accordingly, the continued availability of incentives related to electric vehicle purchases and other governmental support programs.
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
We currently depend on revenue generated from a single vehicle model, Lucid Air, and in the foreseeable future will be significantly dependent on a single or limited number of models. Although we have other vehicle models on our product roadmap, we currently do not expect to introduce another vehicle model for sale until 2024. We expect to rely on sales from Lucid Air, among other sources of financing, for the capital that will be required to develop and commercialize those subsequent models. To the extent that production of Lucid Air is delayed or reduced, or if Lucid Air is not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.
In addition, on April 20, 2022, we entered into an agreement with the Ministry of Finance of Saudi Arabia, under which the Government of Saudi Arabia and its entities and corporate subsidiaries undertook to purchase up to 100,000 vehicles over a ten-year period, with an initial commitment to purchase 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles over the same period. The purchase price is determined by the lower of (i) the standard retail price for the applicable vehicle in Saudi Arabia; and (ii) the standard retail price for the applicable vehicle in the United States, plus actual cost of logistics, importing, and other actual costs of delivering and homologating vehicles to Saudi Arabian regulations.
If we experience delays in manufacturing and delivering vehicles ordered by the Government of Saudi Arabia, fail to or experience delays in homologating vehicles to comply with Saudi Arabian regulations, or fail to set the appropriate purchase price for such vehicles, our revenue, cash flow and results of operations and financial condition could be adversely affected. Furthermore, if the Government of Saudi Arabia delays the purchase of vehicles, does not exercise its option to purchase additional vehicles, or purchases significantly fewer vehicles than we currently anticipate for any reason, including for reasons beyond our control, our business, prospects, results of operations and financial condition could be materially and adversely affected.
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

Maintaining such confidence may be particularly difficult as a result of many factors, including our limited operating history, others’ unfamiliarity with our products, uncertainty regarding the future of electric vehicles, any delays in scaling production, delivery and service operations to meet demand, competition and our production and sales performance compared with market expectations. Many of these factors are largely outside of our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital in the future. In addition, as discussed above, a significant number of new electric vehicle companies have recently entered the automotive industry, which is an industry that has historically been associated with significant barriers to entry and a high rate of failure. If these new entrants or other traditional automotive manufacturers now producing electric vehicles go out of business, discontinue production of electric vehicles, produce vehicles that do not perform as expected or otherwise fail to meet expectations, such failures may have the effect of increasing scrutiny of others in the industry, including us, and further challenging customer, supplier and analyst confidence in our long-term prospects.
We will not have a third-party retail product distribution and full-service network.
Third-party dealer networks are the traditional method of vehicle sales distribution and service. Because we sell directly to consumers, we do not have a traditional dealer product distribution and service network. We have limited experience distributing directly to consumers, and we expect that continuing to build a national and global in-house sales and marketing function, including an expanded physical sales, marketing and service footprint via our Lucid studios and service centers, will be expensive and time consuming. We have experienced delays in the construction and opening of our Lucid studios and service centers and any significant delays to establish Lucid studios and service centers in key markets in the future could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, if our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our business model of selling directly to consumers and directly servicing all vehicles may be limited by regulatory constraints. To the extent we are unable to successfully execute on such plans in all markets, we may be required to develop a third-party dealer distribution and service network, including developing and implementing the necessary information technology infrastructure to support them, which may prove costly, time-consuming or ineffective. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial conditions could be adversely affected.
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
In addition, demand for electric vehicles may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives such as tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, interest rates, and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and results of operations. Further, sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us as a new entrant in an industry that has globally been experiencing a recent decline in sales.
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
•implementing and enhancing administrative and business infrastructure, governance, systems and processes, including in connection with our maturation as a public company; and
•expanding into new markets and establishing sales, service, administrative, distribution, and/or manufacturing operations in many of those markets.
We require qualified personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing and servicing electric vehicles is intense, and we may not be able to identify, attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to identify, attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects. Our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards we grant due to shortage of shares available for issuance under our stock incentive plan, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key personnel were to separate their employment with us, such separation would likely increase the difficulty of managing our future growth and heighten the foregoing risks.
We also have no experience to date in high volume manufacturing of our vehicles. We cannot assure our investors that we will be able to develop and implement efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. We have also experienced, and may continue to experience, logistics challenges with respect to our manufacturing and warehousing facilities, including disruption to manufacturing operations due to the consolidation of our logistics operations with our manufacturing operations at AMP-1. Any failure to develop and implement such manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully. In addition, our rapid growth, competitive real estate markets, and increasing rental rates, may impact our ability to obtain suitable space to accommodate our growing operations or to renew existing leases on terms favorable to us, if at all. Any failure to obtain or renew leases for real property on terms favorable to us when we need them may limit our growth, impact our operations and have an adverse impact on our financial condition. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.

We face risks associated with international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.
As we expand our international presence and operations, we will be increasingly subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we have been expanding and may continue to expand our sales, maintenance and repair services outside of the United States. We have also started the construction of AMP-2 in Saudi Arabia and may continue to further expand our manufacturing activities outside the United States. However, we have no experience to date manufacturing, our vehicles outside of the United States, and such expansion will require us to make significant expenditures, including the hiring of local employees and establishing facilities and related systems and processes, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell, service and manufacture our vehicles, and require significant management attention. These risks include:
•conforming our vehicles to various international regulatory requirements where our vehicles are sold, or homologation;
•establishing localized supply chains and managing international supply chain and logistics costs;
•establishing sufficient charging points for our customers in those jurisdictions, via partnerships or, if necessary, via development of our own charging networks;
•difficulty in staffing and managing foreign operations, especially in jurisdictions where no automotive ecosystem exists and qualified personnel must be hired and relocated;
•difficulties attracting customers in new jurisdictions;
•difficulties establishing international manufacturing operations, including difficulties establishing relationships with or establishing localized supplier bases and developing cost-effective and reliable supply chains for such manufacturing operations and financing such manufacturing operations;
•difficulties controlling costs and potential loss of funding, including as a result of delays in the construction or commencement of operations at AMP-2;
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
•foreign laws, regulations and restrictions, including in the areas of supply chain, labor, sales, service, environment and health and safety, and related compliance costs;
•increasingly restrictive and complex foreign data privacy and security laws, regulations and obligations;
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
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the electric vehicle industry has grown, with the emergence of several companies that focus completely or partially on the electric vehicle market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. Electric vehicle manufacturers with which we compete include Tesla, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own electric vehicles in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales with luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. We expect competition in our industry to significantly intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization, favorable governmental policies, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.
Developments in electric vehicle or alternative fuel technology or improvements in the internal combustion engine may adversely affect the demand for our vehicles.
We may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Significant developments in alternative technologies, such as alternative battery cell technologies, hydrogen fuel cell technology, advanced gasoline, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to the technologies in our electric vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors. In addition, we expect to compete in part on the basis of our vehicles’ range, efficiency, charging speeds and performance, and improvements in the technology offered by competitors could reduce demand for Lucid Air or other future vehicles. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models that reflect such technological developments, but our vehicles may become obsolete, and our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. Additionally, as new companies and larger, existing vehicle manufacturers continue to enter the electric vehicle space, we may lose any technological advantage we may have and suffer a decline in our competitive position. Any failure by us to successfully react to changes in existing technologies or the development of new technologies could materially harm our competitive position and growth prospects.
The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.
We expect to benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles would increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California and Arizona. We may also benefit from government loan programs, such as loans under the Advanced Technology Vehicles Manufacturing Loan Program administered by the U.S. Department of Energy. Any reduction, elimination or selective application of tax and other governmental programs and incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. For example, beginning in 2023, the Inflation Reduction Act of 2022 eliminated the $7,500 federal sales tax credit for sedans that have a manufacturer’s suggested retail price over $55,000. See “— We have received only a limited number of reservations and orders for Lucid Air, all of which may be cancelled.”

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
We may be unable to offer attractive leasing and financing options for Lucid Air and future vehicles, which would adversely affect consumer demand for Lucid Air and our future vehicles. In addition, offering leasing and financing options to customers could expose us to credit risk.
We offer leasing and financing of our vehicles to potential customers in the United States through a third-party financing partner and intend to do the same in other markets through third-party financing partners, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers. Furthermore, because we have only sold a limited number of vehicles and no secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and the possibility that resale values could be lower than we expect increases the difficulty of providing leasing terms that appeal to potential customers through such third-party financing partners. We believe that the ability to offer attractive leasing and financing options is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease Lucid Air or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles.
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
Our vehicles are designed with advanced driver assistance system (“ADAS”) hardware and software, and we expect to release a Lucid Air software update and launch Lucid Gravity with Level 2 (partial automation) ADAS functionality, which we plan to upgrade with additional capabilities over time. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by NHTSA that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
The COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, prospects, results of operations and financial condition.
The COVID-19 pandemic poses risks to our business, including through its impact on general economic conditions, manufacturing and supply chain operations, labor markets, changes in customer behavior, and global financial markets. The pandemic’s impact on economic conditions has led to a global decrease in vehicle sales in markets around the world. Its continued impact on the economy, even after the pandemic has subsided, may cause our customers to defer purchases, cancel their reservations and orders for our vehicles prior to delivery. See “—A global economic recession or other downturn may have a material adverse impact on our business, prospects, financial condition and results of operations.”
The spread of COVID-19 has also periodically disrupted our manufacturing operations and those of our suppliers. For example, the COVID-19 outbreak in China and the resulting lockdowns caused parts supply delays with some impact on manufacturing operations in Arizona in 2022. Such disruptions to us and our suppliers have negatively impacted, and could negatively impact in the future the production volume of Lucid Air, as well other vehicles that we may introduce from time to time. Our manufacturing operations at a limited number of facilities in Casa Grande, Arizona concentrate this risk. In addition, broader impacts of the pandemic have included inflationary pressure, which impacts our cost structure.
The pandemic has resulted in the imposition of travel bans and restrictions, quarantines and business shutdowns due to localized spikes in COVID-19 cases, which have contributed to delays in the anticipated production schedule of Lucid Air. These measures pose numerous operational risks and logistical challenges to our business. In addition, regional, national and international travel restrictions have resulted in adverse impacts to our supply chain. For example, in certain instances, international travel restrictions have prevented our supply quality engineers from conducting in-person visits and parts production quality engineering with international suppliers, which has lengthened the time required to finalize and secure certain components of Lucid Air. The transition of some of our personnel to a remote or hybrid workforce has also increased demand on our information technology resources and systems and increased data privacy and cybersecurity risks and increased risk of absenteeism.
The severity, magnitude and duration of the COVID-19 pandemic and the economic and regulatory consequences arising from it are rapidly changing and uncertain. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations.
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

Gasoline and other petroleum-based fuel prices have historically been extremely volatile and it is difficult to ascertain whether such volatility will continue to persist. Lower gasoline or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for electric vehicles, including our vehicles, may decrease, which would have an adverse effect on our business, prospects, financial condition and results of operations.
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
It is possible that our stakeholders may not be satisfied with our ESG disclosures, practices, or the speed of their adoption, and our systems may not be adequate to comply with increasing global regulations on ESG topics, such as human rights and sustainability reporting. Actual or perceived shortcomings with respect to our ESG initiatives and reporting may subject us to litigation and could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable or downgraded ratings of our company or our industries, as well as non-inclusion or removal of our stock on ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
In addition, due to the impacts of climate change, there are increasing risks to our business, including physical risks such as wildfires, floods, tornadoes or other events, that could cause disruptions to our supply chain, manufacturing, and corporate functions. We may incur additional costs and resources preparing for and addressing such risks.
Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including Lucid Air and Lucid Gravity, which could harm our business and prospects.
Our plan to commercially manufacture and sell our vehicles is dependent upon the timely availability of funds, upon our finalizing of the related design, engineering, component procurement, testing, build-out and manufacturing plans in a timely manner and also upon our ability to execute these plans within the planned timeline. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models, and we have experienced in the past, and may experience in the future, such delays with regard to additional variants of Lucid Air or our other vehicles. For example, we have experienced delays in the engineering of certain of our vehicle systems, including as a result of design changes to components. Any future delays in the financing, design, manufacture and launch of Lucid Air, including planned future variants, and any future electric vehicles could materially damage our business, prospects, financial condition and results of operations.
Many of our vehicles are still in the development and/or testing phase and production of Lucid Gravity is not expected to begin until 2024, and may occur later or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of the Casa Grande manufacturing facilities, or other future manufacturing facilities.

Furthermore, we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities. We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and ongoing constraints of semiconductor supply. These challenges have affected our ability, and the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances have resulted in increased costs and delays to the construction and expansion of our facilities. We expect that the risk of unexpected disruptions will continue for the foreseeable future. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
Any significant delay or other complication in the production ramp of Lucid Air or the development, manufacture, launch and production ramp of our future products, features and services, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining related regulatory approvals, or inability to manage such ramps cost-effectively, could materially damage our brand, business, prospects, financial condition and results of operations.
The continued development of and the ability to manufacture our vehicles, including Lucid Air and Lucid Gravity, are and will be subject to risks, including with respect to:
•our ability to ensure readiness of firmware features and functions to be integrated into Lucid Air as planned and on the desired timeline;
•our ability to finalize release candidate specifications for Lucid Gravity as planned and on the desired timeline;
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
•our ability to significantly reduce freight costs, including in-bound freight costs;
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
•the severity, magnitude and duration of the COVID-19 pandemic, including related business interruptions and other effects; and
•any other risks identified herein.
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
Our success, including our ability to continue production of Lucid Air, will depend on our ability to enter into supplier agreements and maintain our relationships with hundreds of suppliers that are critical to the output and production of our vehicles. To date, we have not secured long-term supply agreements for all of our components and for some components, our supply agreements do not guarantee sufficient quantities of components for our vehicle production ramp curve. We plan to seek opportunities to secure long-term committed supply agreements for certain of these components. The supplier agreements we have or may enter into with key suppliers in the future may not be renewed or may contain provisions under which suppliers may refuse to supply. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of battery cells and other components often contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities and/or currency values. Substantial increases in the prices for such components, materials and equipment, whether due to supply chain or logistics issues or due to inflation, or increased energy or natural gas costs, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.
We may also be at a disadvantage in negotiating supply agreements for the production of our vehicles as well as for the design and construction of our manufacturing facilities due to our limited operating history. In addition, given that in many cases we are an aggregator of automotive parts produced by third party manufacturers, there is the possibility that supply agreements for the parts and components for our vehicles could be at costs that make it difficult for us to operate profitably.
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
We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and ongoing constraints of semiconductor supply. We expect that these industry-wide trends may continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment, including electrical and mechanical equipment for AMP-2 and the Phase 2 expansion of AMP-1, on a timely basis for the foreseeable future, and may result in increased costs. Changes in our supply chain or production needs in order to meet our quality targets and development timelines as well as due to design changes have resulted in cost increases from our suppliers.
Any significant increases in our production may in the future require us to procure additional components in a short amount of time and our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers provide us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer. Alternatively, if our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments with suppliers with whom we have non-cancelable long-term purchase commitments. If we are unable to fully utilize our purchase commitments, there could be a material adverse effect on our results of operations.

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
Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the COVID-19 pandemic, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. We have also identified certain of our suppliers, including certain suppliers we deem critical, as having poor financial health or being at risk of bankruptcy. Although we routinely review our suppliers’ financial health and attempt to identify alternate suppliers where possible, the loss of any supplier, particularly a single- or limited-source supplier, or the disruption in the supply of components from our suppliers, could lead to vehicle design changes, production delays, idle manufacturing facilities and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles, any of which could result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, if our suppliers experience substantial financial difficulties, cease operations or otherwise face business disruptions, including as a result of the effects of the COVID-19 pandemic, we may be required to provide substantial financial support to ensure supply continuity, which could have an additional adverse effect on our liquidity and financial condition.
Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells or semiconductors, could harm our business.
As we scale commercial production of our vehicles or any future energy storage systems, we have experienced and may continue to experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. For example, as we continue our phased construction of our AMP-1 facility, we have experienced increases in steel prices and cost of construction labor. In addition, we use various materials in our business, including aluminum, steel, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion battery cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions, inflationary pressure and global demand for these materials, including as a result of increased production of electric vehicles, energy storage products by our competitors and the global supply chain crisis, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:
•an increase in the cost, or decrease in the available supply, of materials, such as cobalt, used in lithium-ion battery cells;
•disruption in the supply of lithium-ion battery cells due to quality issues or recalls by manufacturers;
•our ability to manage our supply and inventory of lithium-ion battery cells; and
•fluctuations in the value of any foreign currencies, in which lithium-ion battery cells and related raw material purchases are or may be denominated against the U.S. dollar.

Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. In addition, we have entered into agreements with Panasonic Energy Co., Ltd. and certain of its affiliates for the supply of lithium-ion battery cells, pursuant to which we have made certain non-cancelable long-term purchase commitments. If our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments. If we are unable to fully utilize our purchase commitments, there could be a material adverse effect on our results of operations.
Furthermore, our ability to manufacture our vehicles depends on continuing access to semiconductors and components that incorporate semiconductors. A global semiconductor supply shortage is having wide-ranging effects across multiple industries and the automotive industry in particular, and it has impacted many automotive suppliers and manufacturers, including us, that incorporate semiconductors into the parts they supply or manufacture. We have experienced and may continue to experience an impact on our operations as a result of the semiconductor supply shortage, and such shortage could in the future have a material impact on us or our suppliers, which could delay or reduce planned production levels of Lucid Air or planned future vehicles, impair our ability to continue production once started or force us or our suppliers to pay exorbitant rates for continued access to semiconductors, any of which could have a material adverse effect on our business, prospects and results of operations. In addition, prices and transportation expenses for these materials fluctuate depending on many factors beyond our control, including fluctuations in supply and demand, foreign currency fluctuations, tariffs and taxes, fluctuations in energy prices and shortages in petroleum or natural gas supply, freight charges and other economic and political factors. These risks could be further magnified by geographical developments such as the conflict between Ukraine and Russia. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.
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
Our vehicles, including Lucid Air, use a substantial amount of third-party and proprietary software and complex technological hardware to operate, some of which is still subject to further development and testing. The development and implementation of such advanced technologies is inherently complex and requires coordination with our vendors and suppliers in order to integrate such technology into our electric vehicles and ensure it interoperates with other complex technology as designed and as expected.
We may fail to detect defects and errors that are subsequently revealed, and our control over the performance of third-party services and systems may be limited. Any defects or errors in, or which are attributed to, our technology, could result in, among other things:
•delayed production and delivery of our vehicles, including Lucid Air;
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
While we have completed the initial phase of construction at AMP-1, tooling our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of Lucid Air on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. For example, the installation and production readiness of certain general assembly equipment for our Phase 2 expansion of AMP-1 has commenced but is expected to be delayed by supply chain issues and market conditions such as limited availability of qualified construction labor in Casa Grande, Arizona. These risks could be exacerbated because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commencement of commercial production at AMP-1, we have hired and trained and continue to hire and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for Lucid Air and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of Lucid Gravity or other future vehicles, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations. For example, a portion of our manufacturing facility in Casa Grande, Arizona, was not constructed in accordance with the contractual requirements. The facility is capable of supporting current production volumes, but it will require repair or remediation to support future production volumes. We have begun to repair or remediate these issues where possible without impacting manufacturing, and we plan to address the bulk of such repairs or remediation as part of the phased build-out of our Casa Grande facility. Although we do not currently expect that we will be required to take vehicle production offline or reduce our planned manufacturing volumes, the repairs or remediation are expected to entail significant costs, and we may be unable to recover some or all of such costs from the applicable contractor(s).
We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security and costs.
We utilize a number of new manufacturing technologies, techniques and processes for our vehicles, such as motor winding equipment, and we may utilize additional new technologies, techniques and processes in the future. Certain design features in our vehicles present additional manufacturing challenges, such as large display screens and ADAS hardware. There is no guarantee that we will be able to successfully and timely introduce and scale any such new processes or features.
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

Unexpected malfunctions of the manufacturing plant components may significantly decrease our operational efficiency, including by forcing manufacturing shutdowns in order to conduct repairs or troubleshoot manufacturing problems. Our facilities may also be harmed or rendered inoperable by natural or man-made disasters, including but not limited to earthquakes, tornadoes, flooding, fire, power outages, sandstorms, environmental hazards and remediation, costs associated with decommissioning of equipment, labor disputes and strikes, lack of availability of qualified construction labor, difficulty or delays in obtaining governmental permits and licenses, damages or defects in electronic systems, industrial accidents or health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our vehicles for some period of time. The inability to produce our vehicles or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all, based on insurance market conditions or our evolving risk profile. Should operational risks materialize, they may result in the personal injury to or death of our workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
We have limited experience in high volume manufacture of our vehicles.
We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, or to satisfy the requirements of customers and potential customers. Any failure to develop and implement such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we ramp production of Lucid Air, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

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
We have limited experience servicing or repairing our vehicles and their integrated software. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Furthermore, some vehicle repairs may be done via over-the-air software updates, which poses additional risks to the vehicles’ software if any issues arise during an update. In addition, we plan to partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers or develop and implement the necessary information technology infrastructure to support them. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our vehicles. We also have a limited network of locations to perform service and will also rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.
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
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of vehicles to our prospective customers. Currently, there is limited historical basis for making judgments about the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner or fail to establish the delivery processes and infrastructure to make deliveries, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and results of operations.

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics or pandemics, or security incidents.

We and our suppliers may be impacted by weather events, natural disasters, wars, health epidemics or pandemics, security incidents or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona and Saudi Arabia are located in sandstorm-, flood- and/or tornado-prone areas. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information technology systems or communication networks break down or operate improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, the military invasion of Ukraine by Russia and the sanctions against Russia resulting from such conflict is expected to delay the installation and production readiness of certain general assembly equipment for our Phase 2 expansion of AMP-1, may increase the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.

Our vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
The battery packs within our vehicles make use of, and any future energy storage systems will make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur. In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all crashes. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion battery cells for automotive applications, disposal and recycling of lithium-ion battery cells, or any future incident involving lithium-ion battery cells, such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business and reputation.
In addition, as we expand our service network, increase our recycling practices and scale the manufacturing of our vehicles and any future energy storage products, we will need to store lithium-ion battery cells at our facilities and we have, and may in the future, experience thermal events. Any mishandling of battery cells or safety issue or fire related to the cells could disrupt our operations. Such damage or injury could also lead to adverse publicity and potentially a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our vehicles and negatively affect our results of operations and financial condition. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, results of operations and financial condition.
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
Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and/or use our vehicles, products and systems to (i) gain control of, (ii) change the functionality, user interface and performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products and systems. Advances in technology, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems are also vulnerable to damage or interruption from, among other things, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, or misuse, mistake or other attempts to harm our vehicles, products and systems. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. We may also be subject to certain laws and regulations, such as “Right to Repair” laws, that could require us to provide third-party access to certain vehicle and vehicle-connected systems. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers and/or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.

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
We may not have adequate insurance coverage to cover losses associated with any of the foregoing, if any. The costs of investing and remediating a large data breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Furthermore, we are continuously expanding and improving our information technology systems. In particular, our volume production of Lucid Air and planned future vehicles will necessitate continued development, maintenance and improvement of our information technology and communication systems in the United States and abroad, such as systems for product data management, vehicle management tools, vehicle security systems, vehicle security management processes, procurement of bill of material items, supply chain management, inventory management, production planning and execution, lean manufacturing, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. Our ability to operate our business will depend on the availability and effectiveness of these systems. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain, inventory management, and sales and service processes. We cannot be certain that these systems or their required functionality will be effectively and timely developed, implemented, maintained or expanded as planned. If we are unsuccessful in any of the foregoing, our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

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
Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, transmission, sharing, disclosure and other processing of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020, Canada adopted the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and continues to amend the statute, the United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022, and Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which is expected to take effect in 2023. Each of the GDPR, the CCPA, the PIPEDA, the DPL and the PDPL impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR, CCPA, PIPEDA, DPL and PDPL) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.
Specifically, failure to comply with the GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million or four percent (4%) of global revenue, whichever is greater. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR may have a significant adverse effect on our business and operations. Legal developments in the European Economic Area (“EEA”), including rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the United Kingdom to third countries. While we have taken steps to mitigate the impact on us, the efficacy and longevity of these mechanisms remains uncertain.
At the state level, we are subject to law and regulations such as the CCPA. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California residents with certain privacy-related disclosures and rights related to their personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act (“CPRA”), will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency, the California Privacy Protection Agency (“CPPA”), that will be vested with the authority to implement and enforce the CCPA (as modified by CPRA and any related regulations). The CPPA has published draft regulations under the CCPA and CPRA that, if enacted, would impose additional regulatory obligations on us.

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
Our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. Although we do not currently anticipate widespread departure of our senior leadership team or other key employees, it is always possible that we could lose some key personnel, especially if we are unable to grant sufficient equity awards or if the volatility of our stock price increases. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, but not limited to, in particular, engineers, and Arizona, where we have a substantial presence and a need for a large skilled repair, logistics, supply chain, and manufacturing workforce. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19 and the ongoing conflict in Ukraine. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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
Furthermore, although none of our United States based employees are currently represented by a labor union and none of our international employees are currently represented by a labor union that we are aware of at this time, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, or similar activities with certain consultation rights with respect to the relevant companies’ operations, or companies are required to apply collective bargaining agreements, implement works councils or similar bodies with certain consultation rights related to the activities of the companies involved. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations or financial condition.
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
We currently are, and expect to become, subject to laws and regulations applicable to the supply, manufacture, import, sale and service of automobiles in an increasing number of international jurisdictions. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, transportation of dangerous goods, fuel economy and emissions, among other things, are often materially different from requirements in the United States. Compliance with such regulations will therefore require additional time, effort and expense to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all, and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.
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
For example, beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022 and that motion was granted on January 11, 2023, with Plaintiffs being provided the ability to seek leave to amend. On January 30, 2023, Plaintiffs filed a Motion for Leave to Amend, which is currently set for a hearing on March 7, 2023. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the Complaint will be successful or that it will avoid liability in these matters.
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
Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, hazardous materials, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including Lucid Air and Lucid Gravity, which could harm our business and prospects.”

We are subject to various environmental, health and safety laws and regulations that could impose substantial costs on us and cause delays in expanding our production facilities.
Our operations are subject to federal, state and local environmental laws and regulations and will be subject to international environmental laws, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Environmental, health and safety laws and regulations are complex, and we have limited experience and resources to comply with them. For example, regulations regarding battery storage, recycling, disposal and processing are relatively new and the lack of uniform regulations and guidance may increase our cost of compliance. Moreover, we may be affected by future amendments to such laws or other new environmental, health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, results of operations and financial condition. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations could result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.
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
Our operations are also subject to federal, state, and local workplace safety laws and regulations, including, but not limited to, the Occupational Health and Safety Act, which require compliance with various workplace safety requirements, including requirements related to environmental safety. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations. The costs required to comply with workplace safety laws can be significant, and non-compliance could adversely affect our production or other operations, including with respect to the production of Lucid Air, which could have a material adverse effect on our business, prospects and results of operations.
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
The U.S. government has adopted an evolving approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain vehicle parts, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which could make it costlier for us to export our vehicles to those countries. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our exported vehicles decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed by the United States and its trading partners, and additional trade restrictions could be implemented on a broad range of products or raw materials. The resulting environment of retaliatory trade or other practices could harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
In December 2021, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the United States and are not entitled to entry. These import restrictions came into effect on June 21, 2022. While we are not presently aware of any direct impacts these restrictions will have on its supply chain, the UFLPA may materially and negatively impact our ability to import the goods and products we rely on to manufacture our products and operate our business. The UFLPA may further impact our supply chain and costs of goods as it may restrict the available supply of goods and products eligible for importation into the United States, including among other things, electronics assemblies, extractives (including coal, copper, hydrocarbons, oil, uranium, and zinc), textiles and fabrics (in particular, cotton) and renewable energy products (including polysilicon, ingots, wafers, crystalline silicon solar cells, and crystalline silicon solar photovoltaic modules). The full potential impact to us of the UFLPA remains uncertain and could have an adverse effect on our business and results of operations.
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

In addition, the United States enacted federal legislation that revokes normal trade relations between Russia and Belarus. As a result of this and executive action increasing import duty rates on certain Russia-origin products, imports of merchandise that is of Russian- or Belarussian-origin are subject to potentially higher import duty rates. To the extent such merchandise is found in our cross-border supply chains and subject to higher duties, the suspension of normal trade relations with Russian and Belarus could increase our input costs, which could have adverse impacts on our business and financial condition.
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
Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, enforce and protect our intellectual property and proprietary technology, but we may not be able to prevent third parties from unauthorized use of our intellectual property and proprietary technology, which could harm our business and competitive position. We establish and protect our intellectual property and proprietary technology through a combination of licensing agreements, third-party nondisclosure and confidentiality agreements and other contractual rights, as well as through patent, trademark, copyright and trade secret laws in the United States and other jurisdictions. Monitoring unauthorized use of our intellectual property is costly and challenging, and the steps we have taken or will take to prevent misappropriation may not be successful. Despite our efforts to obtain and protect intellectual property rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering or otherwise obtaining and using our technology or products or seeking court declarations that they do not infringe, misappropriate or otherwise violate our intellectual property. Failure to adequately obtain, maintain, enforce and protect our intellectual property could result in our competitors offering identical or similar products, potentially resulting in the loss of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and results of operations.
The measures we take to obtain, maintain, protect and enforce our intellectual property, including preventing unauthorized use by third parties, may not be effective for various reasons, including the following:
•any trademark or patent applications we file may not result in the issuance of trademarks or patents;
•we may not be the first inventor of the subject matter to which we have filed a particular patent application, and we may not be the first party to file such a patent application;
•the claims under any of our issued patents may not be broad enough to (i) protect our inventions and proprietary technology nor (ii) prevent third parties from creating, developing, or implementing technologies that are similar to ours or offer similar performance;
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
•the intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications;
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
There are considerable issued patent, pending patent applications, and other intellectual property development, ownership, and activity in our industry. Companies, organizations and individuals, including our competitors, may hold or obtain patents, trademarks or other intellectual property that would prevent, limit or interfere with our ability to make, use, develop, sell, lease, market or otherwise exploit our vehicles, components or other technology, which could make it more difficult for us to operate our business. Our success depends in part on not infringing, misappropriating or otherwise violating the intellectual property of third parties. From time to time, we may receive communications from third parties, including our competitors, alleging that we are infringing, misappropriating or otherwise violating their intellectual property or otherwise asserting their rights and urging us to take licenses, and we may be found to be infringing, misappropriating or otherwise violating such rights. There can be no assurance that we can adequately mitigate the risk of potential suits or other legal demands by our competitors or other third parties. Accordingly, we may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or at all or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. We may be unaware of the intellectual property and other proprietary rights of third parties that may cover some or all of our products or technologies. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against it, could have adverse effects on our business, including requiring that it:
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
Furthermore, many of our employees were previously employed by other automotive companies or by suppliers to automotive companies, or related industries. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may be enjoined from using certain technology, product, services, or knowledge or, we may lose valuable intellectual property or personnel. A loss of key personnel, our trade secrets, or our other work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.
Some of our products contain open source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.
We use open source software, available from third parties, in our products and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. While we monitor our use of open source software, compliance with open source licenses by us and third party suppliers of software to us, and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred. Additionally, we could face claims from third parties claiming non-compliance, ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the re-engineering process successfully.
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
We have funded our operations since inception primarily through equity and debt financings. For example, we issued approximately $2.0 billion of 1.25% convertible senior notes due 2026 in December 2021 (the “2026 Notes”) and we entered into a credit agreement that provides for a $1.0 billion senior secured asset-based revolving credit facility in June 2022 (the “ABL Credit Facility”). In addition, we have, through our subsidiary, entered into a loan agreement with the Saudi Industrial Development Fund for an aggregate principal amount of up to SAR 5.19 billion in February 2022 (the “SIDF Loan Agreement”) and also entered into a revolving credit facility agreement with Gulf International Bank for an aggregate principal amount of SAR 1 billion in April 2022 (the “GIB Facility Agreement”). In December 2022, we completed an “at-the-market” equity offering program for net proceeds of $594.3 million after deducting commissions and other issuance costs and also consummated a private placement of common stock to Ayar for aggregate proceeds of $915.0 million. We anticipate that we will need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to Peter Rawlinson, our Chief Executive Officer and Chief Technology Officer, that were previously granted to him in March 2021 through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on each vesting date. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. For example, we have entered into agreements with Panasonic Energy Co., Ltd. and certain of its affiliates to purchase an aggregate of approximately $5 billion of lithium-ion battery cells, subject to certain conditions and adjustments, beginning in 2023 through 2031. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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
We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, including as a result of inflation, interest rate changes, the ongoing conflict between Ukraine and Russia and the COVID-19 pandemic, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations and financial condition.
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
In accordance with ASU 2020-06, we accounted for the issuance of the 2026 Notes as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2026 Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2026 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2026 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2026 Notes, which will result in higher reported loss.

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
In December 2021, we issued approximately $2.0 billion principal amount of 2026 Notes and have entered into several credit facilities in 2022. See Note 6 “Debt” to our consolidated financial statements included elsewhere in this Annual Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness from time to time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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

We have incurred and may still incur substantially more debt.
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
We expect our period-to-period financial results to vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of Lucid Air and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles, especially in new markets; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, both nationally and locally; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; or investment in expansion to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2031. As of December 31, 2022, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of December 31, 2022, we maintain a full valuation allowance for our net deferred tax assets.
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
We are required to comply with various regulatory and reporting requirements, including those required by the SEC and Nasdaq. Complying with these reporting and other regulatory requirements is time-consuming and will result in increased costs to us and could have a negative effect on our results of operations, financial condition or business. Those requirements and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our results of operations, financial condition or business. A failure to comply with such requirements, as interpreted and applied, could also have a material adverse effect on our results of operations, financial condition or business. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, cash flows, and financial condition.
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
To implement, maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources and provide additional management oversight. To comply with the requirements of being a public company, we have undertaken, and expect to continue to further undertake in the future, various actions, such as implementing new internal controls and procedures for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.
We ceased to be an emerging growth company, and now are required to comply with certain heightened reporting requirements, including those relating to auditing standards and disclosure about our executive compensation.
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
We have incurred additional costs associated with the heightened reporting requirements described above, including the requirement to provide auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, as well as additional audit costs resulting from PCAOB requirements. In addition, our auditors may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls.

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
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the 2026 Notes regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including, the impact of the conflict between Ukraine and Russia, natural disasters, the COVID-19 pandemic, and any other global pandemics, as well as general economic, political and market conditions such as recessions, inflation, or interest rate changes, may seriously affect the market price of our common stock and other securities, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
In addition, pursuant to the Investor Rights Agreement, Ayar, and certain other parties thereto are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights. If one or more of these stockholders were to sell a substantial portion of the shares they hold, it could cause the trading price of our common stock to decline.

We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies.
As of December 31, 2022, PIF, both directly and indirectly through Ayar, held approximately 60.6% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
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
PIF and Ayar beneficially own a significant equity interest in us and may take actions that conflict with your interests.
The interests of PIF and Ayar may not align with our interests and the interests of our other stockholders or securityholders. PIF and Ayar are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. PIF and Ayar and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
If a liquid trading market for our common stock is not sustained:
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We are headquartered in Newark, California. Our principal facilities include properties in North America, Europe and the Middle East, which are primarily for manufacturing, assembly, warehousing, engineering, retail and service, and administrative activities. Our current manufacturing facilities are in Casa Grande, Arizona and we are also constructing our planned manufacturing facility in Saudi Arabia. We currently lease or own the land on which our material properties are situated, and the leased properties are subject to various lease arrangements with third-party entities.
Excluding our growing portfolio of retail locations, a list of certain of our principal facilities are outlined below:

Primary Use	Location	Owned or Leased
Headquarters	Newark, CA	Leased
Manufacturing (AMP-1, LPM-1)	Casa Grande, AZ	Owned/Leased(1)
(1) We own a substantial portion of the AMP-1 property and have an option to purchase the land for the portion of the AMP-1 property that is under lease. The property relating to LPM-1 is under lease.

Item 3. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 15 “Commitments and Contingencies” in the notes to the consolidated financial statements in Item 8 of Part II of this Annual Report, which is incorporated herein by reference.
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
Holders of Record
At January 31, 2023, there were 200 holders of record of our common stock. A substantially greater number of beneficial owners hold shares through banks, brokers and other financial institutions.
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
Securities Authorized for Issuance Under Equity Compensation Plans

For a description of securities authorized under our equity compensation plans, see Note 13 “Stock-based awards” to the consolidated financial statements included elsewhere in this Annual Report for more information.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
2026 Notes
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
At-the-Market Offering
On November 8, 2022, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which the Company could offer and sell shares of its common stock having an aggregate offering price up to $600.0 million (the “At-the-Market Offering”). During the year ended December 31, 2022, the Company issued 56,203,334 shares at a weighted average price per share of $10.68, and received net proceeds of $594.3 million after deducting commissions and other issuance costs of approximately $5.7 million. No shares remain available for sale under the Equity Distribution Agreement.

The shares issued were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-267147) and became effective on September 2, 2022, and a prospectus supplement filed with the Securities and Exchange Commission on November 8, 2022. We intend to use the net proceeds from the offering for general corporate purposes, which may include, capital expenditures and working capital.
Subscription Agreement
On November 8, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), pursuant to which Ayar agreed to purchase from the Company, up to $915.0 million of shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company issued 85,712,679 shares to Ayar pursuant to the Subscription Agreement at a weighted average price per share of $10.68, and received aggregate proceeds of $915.0 million. The shares of common stock sold to Ayar pursuant to the Subscription Agreement were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities
None.
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
The following graph shows a comparison, from September 18, 2020 through December 31, 2022, of the cumulative total return on our common stock, The NASDAQ Composite Index and the 20 largest public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on September 18, 2020 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Lucid management believes is relevant to an assessment and understanding of Lucid’s consolidated results of operations and financial condition as of December 31, 2022 and for the fiscal year ended December 31, 2022. The discussion should be read together with our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K (this “Annual Report”). For discussion related to our financial condition as of December 31, 2021, results of operations for the fiscal year ended December 31, 2021 and year to year comparison between the years ended December 31, 2021 and 2020, refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 28, 2022 with the U.S. Securities and Exchange Commission (the “SEC”). This discussion may contain forward-looking statements based upon Lucid’s current expectations, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.
Overview
We are a technology and automotive company with a mission to inspire the adoption of sustainable energy by creating advanced technologies and the most captivating luxury electric vehicles, centered around the human experience. Our focus on in-house technology innovation, vertical integration, and a “clean sheet” approach to engineering and design have led to the development of the award-winning Lucid Air.
We sell vehicles directly to consumers through our retail sales network and through direct online sales including through Lucid Financial Services. We believe that owning our sales network provides an opportunity to closely manage the customer experience, gather direct customer feedback, and ensure that customer interactions are on-brand and tailored to our customers’ needs. We own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house service capabilities, we established and continue to grow an approved list of specially trained collision repair shops which also serve as repair hubs for our mobile service offerings in some cases.
We began delivering Lucid Air to customers in October 2021. We expect to launch additional vehicles over the coming decade. We have already commenced design and engineering work for Lucid Gravity, a luxury sports utility vehicle (“SUV”) that is expected to leverage and expand the technological advancements from Lucid Air. We expect to begin production of Lucid Gravity in 2024. After Lucid Air and Lucid Gravity, we plan to leverage and expand our technological and manufacturing advancements to develop and manufacture progressively higher-volume vehicle segments.
Recent Developments
At-the-Market Offering
On November 8, 2022, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which we could offer and sell shares of our common stock having an aggregate offering price up to $600.0 million (the “At-the-Market Offering”). During the year ended December 31, 2022, we issued 56,203,334 shares at a weighted average price per share of $10.68, and received net proceeds of $594.3 million after deducting commissions and other issuance costs of approximately $5.7 million. No shares remain available for sale under the Equity Distribution Agreement.
Subscription Agreement
On November 8, 2022, we entered into a subscription agreement (the “Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), pursuant to which Ayar agreed to purchase from us, up to $915.0 million of shares of our common stock in one or more private placements through March 31, 2023. In December 2022, we issued 85,712,679 shares to Ayar pursuant to the Subscription Agreement at a weighted average price per share of $10.68, and received aggregate proceeds of $915.0 million.

Potential Impact of an Economic Downturn on our Business
A global economic recession or other downturn, whether due to inflation, ongoing conflict in Ukraine or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. See “Risk Factors” in Item 1A of Part I of this Annual Report for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”
Impact of the COVID-19 Pandemic on our Business
The COVID-19 pandemic has impacted the global economy and caused significant macroeconomic uncertainty. Infection rates vary across the jurisdictions in which we operate. We have taken proactive action to protect the health and safety of our employees, customers, partners and suppliers, consistent with the latest and evolving governmental guidelines. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations and requirements or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers.
While certain of our and our suppliers’ operations have from time-to-time been temporarily affected by government-mandated restrictions, we were able to commence deliveries of Lucid Air to customers and to proceed with the construction of our Advanced Manufacturing Plant 1 in Casa Grande, Arizona (“AMP-1”). Broader impacts of the pandemic have included inflationary pressure as well as ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. Because we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities, we have been affected by inflation and such industry-wide challenges in logistics and supply chains. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to impact our cost structure as well as our ability and the ability of our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.
In the current circumstances, any impact on our financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy. See “Risk Factors” in Item 1A of Part I of this Annual Report for more information regarding risks associated with the COVID-19 pandemic, including under the caption “The COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, prospects, results of operations and financial condition.”
Key Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report.

Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. Lucid Air is designed with race-proven battery and powertrain technologies and robust performance together with a sleek exterior design and expansive interior space given our miniaturized key drivetrain components. We anticipate consumer demand for Lucid Air based on its luxurious design, high-performance technology and sustainability leadership, and the growing acceptance of and demand for electric vehicles as a substitute for gasoline-fueled vehicles. We have received significant interest in Lucid Air from potential customers. As of February 21, 2023, we had refundable reservations and non-refundable orders of cars yet to be delivered that reflect potential sales of over $2.7 billion. In addition, we have an agreement with the Ministry of Finance of Saudi Arabia, under which the Government of Saudi Arabia and its entities and corporate subsidiaries undertook to purchase up to 100,000 vehicles over a ten-year period, with an initial commitment to purchase 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles over the same period. With the progression of our business, we believe production and deliveries are a better representation of our progress. Going forward, we no longer plan to provide an updated quarterly number on refundable reservations and non-refundable orders.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe will allow us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales and marketing operations for sale of Lucid Air, including to open studios, hire a sales force, invest in marketing and brand awareness, and stand up a service center operation. As of December 31, 2022, we have opened thirty-five studios and service centers, one in Germany, one in Netherlands, one in Saudi Arabia, one in Switzerland, two in Canada, twenty-nine in the United States (one in each of Colorado, Michigan, New Jersey, and Virginia, two in each of Arizona, Illinois, Massachusetts, Texas, and Washington, three in Florida and New York, as well as nine in California). We also expect to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we plan to manufacture and sell.
Establishing Manufacturing Capacity
Achieving commercialization and growth for each generation of electric vehicles requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the United States and internationally. We expect our capital expenditures to increase as we continue our expansion of AMP-1 and construction of planned Advanced Manufacturing Plant 2 in Saudi Arabia (“AMP-2”). The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new electric vehicles, our ability to achieve sales and experience customer demand for our vehicles at the levels we anticipate, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.
Technology Innovation
We develop in-house battery and powertrain technology, which requires us to invest a significant amount of capital in research and development. The electric vehicle market is highly competitive and includes both established automotive manufacturers and new entrants. To establish market share and attract customers from competitors, we plan to continue to make substantial investments in research and development for the commercialization and continued enhancements of Lucid Air, the development of Lucid Gravity, and future generations of our electric vehicles and other products.

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

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue	$608,181	$27,111	$581,070	*nm
*nm - not meaningful

We began generating sales from the deliveries of vehicles in the fourth quarter of 2021. We recognize vehicle sales when the customer obtains control of the vehicle which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services, sales of battery pack system, powertrain kits and retail merchandise.
Revenue increased by $581.1 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily driven by customer deliveries of Lucid Air vehicles.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Cost of revenue	$1,646,086	$154,897	$1,491,189	963%
Cost of vehicle sales includes direct parts, materials, shipping and handling costs, allocable overhead costs such as depreciation of manufacturing related equipment and facilities, information technology costs, personnel costs, including wages and stock-based compensation, estimated warranty costs, charges to reduce inventories to their net realizable value, charges for any excess or obsolete inventories, and losses from firm purchase commitments.
Cost of other revenue includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs. Cost of other revenue also includes costs associated with providing non-warranty after-sales services and costs for retail merchandise.
Cost of revenue increased by $1,491.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the manufacture and sale of Lucid Air vehicles in 2022. We incurred significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production. In the near term, we expect our production volume of vehicles to continue to be significantly less than our manufacturing capacity. Additionally, we recorded write-downs of $569.5 million and $48.9 million in the years ended December 31, 2022 and 2021, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.

Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Research and development	$821,512	$750,185	$71,327	10%
Selling, general and administrative	734,574	652,475	82,099	13%
Total operating expenses	$1,556,086	$1,402,660	$153,426	11%
Research and Development
Our research and development efforts have primarily focused on the development of our battery and powertrain technology, Lucid Air, Lucid Gravity, and future generations of our electric vehicles. Research and development expenses consist primarily of materials, supplies and personnel-related expenses for employees involved in the engineering, designing, and testing of electric vehicles. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Research and development expenses also include prototype material, engineering, design and testing services, and allocated facilities costs, such as office and rent expense and depreciation expense, and other engineering, designing, and testing expenses.
Research and development expense increased by $71.3 million, or 10% for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily attributable to higher personnel-related expenses of $53.0 million due to our growth in headcount (which included higher stock-based compensation expense of $14.2 million), and an increase of $56.0 million for prototype material, engineering, design and testing services, partially offset by decreases of $34.0 million in allocated facilities costs and $15.4 million from lower utilization of contractors and professional fees.
Selling, General, and Administrative
Selling, general, and administrative expenses consist primarily of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, facilities and real estate, accounting, finance, tax, and information technology. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Selling, general, and administrative expenses also include allocated facilities costs, such as office, rent and depreciation expenses, professional services fees and other general corporate expenses. As we continue to grow as a company, build out our sales force, and commercialize Lucid Air and planned future generations of our electric vehicles, we expect that our selling, general and administrative costs will increase.
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
Selling, general, and administrative expense increased by $82.1 million, or 13% for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily attributable to higher utilization of contractors and professional fees of $39.6 million, and increases in allocated facilities costs of $26.5 million, other general corporate expenses of $25.5 million, and sales and marketing expenses of $21.9 million. The increases were partially offset by lower personnel related expenses of $37.0 million ($140.5 million lower stock-based compensation expense, offset by $103.5 million increase due to our growth in headcount). The stock-based compensation expense for the year ended December 31, 2021 included expenses recognized related to the RSUs upon the closing of the Merger, and the fourth closing of the Legacy Lucid Series E preferred stock issuance.

Other Income (Expense), net
The following table presents our other income and expense, net for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Other income (expense), net:
Change in fair value of forward contracts	$—	$(454,546)	$454,546	(100)%
Change in fair value of convertible preferred stock warrant liability	—	(6,976)	6,976	(100)%
Change in fair value of common stock warrant liability	1,254,218	(582,760)	1,836,978	*nm
Transaction costs expensed	—	(2,717)	2,717	(100)%
Interest income	56,756	—	56,756	*nm
Interest expense	(30,596)	(1,374)	(29,222)	*nm
Other income (expense), net	9,532	(893)	10,425	*nm
Total other income (expense), net	$1,289,910	$(1,049,266)	$2,339,176	*nm
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
Change in contingent forward contracts liability decreased by $454.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The Legacy Lucid Series E contingent forward contracts were settled during the year ended December 31, 2021, and there are no future earnings adjustments pertaining to the contingent forward contracts.
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
We recorded a loss of $7.0 million for the year ended December 31, 2021 due to the changes in fair value of the convertible preferred stock warrant liability related to Legacy Lucid Series D preferred stock upon the exercise and settlement of all outstanding warrants to purchase Legacy Lucid Series D preferred stock.
Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the privately placed common stock warrants (the “Private Placement Warrants”) to purchase shares of Lucid Group common stock that were effectively issued upon the Closing in connection with the reverse recapitalization treatment of the Merger. Our common stock warrant liability is subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of our common stock warrant liability were recognized in the consolidated statements of operations and comprehensive loss.
The Private Placement Warrants remained unexercised as of December 31, 2022. The liability was remeasured to fair value, resulting in a gain of $1,254.2 million and a loss of $582.8 million for the years ended December 31, 2022 and 2021, respectively, and was classified within change in fair value of common stock warrant liability in the consolidated statements of operations and comprehensive loss . See Note 9 “Common Stock Warrant Liability” to our consolidated financial statements included elsewhere in this Annual Report for more information.

Transaction Costs Expensed
In connection with the Merger, we incurred $38.9 million in one-time direct and incremental transaction costs, consisting of banking, legal, and other professional fees. Transaction costs incurred by Lucid were allocated on a relative fair value basis between equity and liability-classified instruments deemed to be issued for financial reporting purposes at the Closing by Lucid. The Company’s $36.2 million transaction costs allocable to equity-classified instruments, including the common stock and publicly traded common stock warrants (the “Public Warrants”), were charged as a direct reduction to Lucid’s additional paid-in capital of the gross proceeds remitted to Lucid from Churchill. The Company’s $2.7 million transaction costs allocable to liability-classified instruments measured at fair value, including the Private Placement Warrants, were charged to the consolidated statements of operations and comprehensive loss upon the Closing for the year ended December 31, 2021.
Interest Income
Interest income of $56.8 million for the year ended December 31, 2022, primarily consisted of interest, as well as amortization and accretion of purchase premiums and discounts on our investments of available-for-sale securities.
Interest Expense
Interest expense consists primarily of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, interest and commitment fee as well as amortization of issuance costs incurred associated with ABL Credit Facility and GIB Credit Agreement, and interest on our finance leases.
Interest expense increased by $29.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily related to the 2026 Notes issued in December 2021.
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
Other income (expense), net increased by $10.4 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to changes in foreign currency exchange rates and dividend income from our investments.
Provision for Income Taxes

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$379	$49	$330	673%

Our provision for income taxes consists primarily of U.S. state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
The provision for income taxes increased by $0.3 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to changes in taxable income of our foreign operations.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2022, Lucid had approximately $4.44 billion of cash, cash equivalents and investments. Our sources of cash are predominantly from proceeds from Lucid’s de-SPAC transaction with Churchill (plus the PIPE Investment), the issuance of convertible debt and proceeds from equity offerings.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity for at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) expanding production and manufacturing at existing manufacturing facilities in Casa Grande, Arizona, (iv) Phase 2 of construction at AMP-1 in Casa Grande, Arizona, (v) the construction of AMP-2, (vi) expansion of retail studios and service centers, and (vii) other initiatives related to the sale of vehicles and/ or technology.

We anticipate our cumulative spending on capital expenditures to be in the range of $1.5 billion to $1.75 billion for the fiscal year 2023 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of December 31, 2022, our total minimum lease payments are $496.2 million, of which $49.0 million is due in the succeeding 12 months. We also have non-cancellable long-term commitments of $5.2 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 14 “Leases” and Note 15 “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report for more information.
2026 Notes
In December 2021, Lucid issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of December 31, 2022, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
International Manufacturing Expansion
On February 27, 2022, we announced that we had selected King Abdullah Economic City (“KAEC”) in Saudi Arabia as the location of our first international manufacturing plant and signed related agreements with the Ministry of Investment of Saudi Arabia, the Saudi Industrial Development Fund, and the Economic City at KAEC. The operations at the new plant would initially consist of re-assembly of Lucid Air vehicle “kits” pre-manufactured in the U.S. and, over time, production of complete vehicles.
Saudi Industrial Development Fund (“SIDF”) Loan Agreement
On February 27, 2022, Lucid, LLC, a limited liability company established in Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with SIDF, a related party of Public Investment Fund (“PIF”), which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.1 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.4 million) to SAR 1.77 billion (approximately $471.0 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of December 31, 2022, no amount was outstanding under the SIDF Loan Agreement.

Ministry of Investment of Saudi Arabia (“MISA”) Agreements
In February 2022, Lucid LLC entered into agreements with MISA, a related party of PIF, which is an affiliate of Ayar, pursuant to which MISA has agreed to provide economic support for certain capital expenditures in connection with Lucid LLC’s on-going design and construction of AMP-2. The support by MISA is subject to Lucid LLC’s completion of certain milestones related to the construction and operation of AMP-2. Following the commencement of construction, if operations at the plant do not commence within 30 months, or if the agreed scope of operations is not attained within 55 months, MISA may suspend availability of subsequent support.
Pursuant to the agreements, MISA has the right to require Lucid LLC to transfer the ownership of AMP-2 to MISA, at the fair market value thereof, minus an amortized value of the support provided in the event of customary events of default including abandonment or material and chronically low utilization of AMP-2. Alternatively, Lucid LLC is entitled to avoid the transfer of the ownership of AMP-2 by electing to pay such amortized value. The agreements will terminate on the fifteenth anniversary of the commencement of completely-built-up (“CBU”) operations at AMP-2 at the latest.
During the year ended December 31, 2022, we received support of SAR 366 million (approximately $97.3 million) in cash, of which $64.0 million was recorded as deferred liability within Other long-term liabilities and $33.3 million was recorded as a deduction in calculating the carrying amount of the related assets on the consolidated balance sheet. There are no unfulfilled conditions and contingencies attached to the payments received.
Gulf International Bank (“GIB”) Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provides for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million). SAR 650 million (approximately $173.0 million) under the GIB Facility Agreement is available as bridge financing (the “Bridge Facility”) of Lucid LLC’s capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.1 million) may be used for general corporate purposes (the “Working Capital Facility”). Loans under the Bridge Facility and the Working Capital Facility will have a maturity of no more than 12 months. The Bridge Facility will bear interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility will bear interest at a rate of 1.70% per annum over 1~3-month SAIBOR and associated fees. We are required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the GIB Credit Facility. Commitments under the GIB Facility Agreement will terminate, and all amounts then outstanding thereunder will become payable, on the maturity date of the GIB Facility Agreement. The GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default. As of December 31, 2022, we had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 6.40% from the Working Capital Facility, which was recorded within Other current liabilities on the consolidated balance sheets. As of December 31, 2022, available borrowings are SAR 650 million (approximately $173.0 million) and SAR 314 million (approximately $83.5 million) under the Bridge Facility and Working Capital Facility, respectively. As of December 31, 2022, we were in compliance with applicable covenants under the GIB Facility Agreement.
ABL Credit Facility
In June 2022, we entered into a new five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with a syndicate of banks that may be used for working capital and general corporate purposes. The ABL Credit Facility provides for an initial aggregate principal commitment amount of up to $1.0 billion (including a $350.0 million letter of credit subfacility and a $100.0 million swingline loan subfacility) and has a stated maturity date of June 9, 2027. Borrowings under the ABL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the ABL Credit Facility. Availability under the ABL Credit Facility is subject to the value of eligible assets in the borrowing base and is reduced by outstanding loan borrowings and issuances of letters of credit which bear customary letter of credit fees. Subject to certain terms and conditions, we may request one or more increases in the amount of credit commitments under the ABL Credit Facility in an aggregate amount up to the sum of $500.0 million plus certain other amounts. We are required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the ABL Credit Facility.
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of December 31, 2022, we were in compliance with applicable covenants under the ABL Credit Facility.

As of December 31, 2022, we had no outstanding borrowings and $37.4 million outstanding letters of credit under the ABL Credit Facility. Availability under the ABL Credit Facility was $441.4 million (including $37.3 million cash and cash equivalents) as of December 31, 2022, after giving effect to the borrowing base and the outstanding letters of credit.
At-the-Market Offering and Subscription Agreement
In December 2022, we completed our At-the-Market offering program pursuant to the Equity Distribution Agreement for net proceeds of $594.3 million after deducting commissions and other issuance costs and also consummated a private placement of shares to Ayar pursuant to the Subscription Agreement for $915.0 million. See Note 11 “Stockholders’ Equity” to the consolidated financial statements included elsewhere in this Annual Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $7.4 billion and $6.1 billion as of December 31, 2022 and 2021, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
The expenditures associated with the development and commercial launch of our vehicles, the anticipated increase in manufacturing capacity, and the international expansion of our business operations are subject to significant risks and uncertainties, many of which are beyond our control, which may affect the timing and magnitude of these anticipated expenditures. These risk and uncertainties are described in more detail in the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash used in operating activities	$(2,226,258)	$(1,058,133)	$(570,196)
Cash used in investing activities	(3,681,677)	(420,693)	(459,582)
Cash provided by financing activities	1,347,235	7,136,428	1,290,545
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,560,700)	$5,657,602	$260,767
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
Net cash used in operating activities increased by $1,168.1 million to $2,226.3 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to the increase in net loss excluding non-cash expenses and gains of $458.5 million and an overall increase in net operating assets and liabilities of $709.6 million. The change in net operating assets and liabilities was mainly attributable to an increase in inventory driven by planned production ramp-up, Accounts payable and Other current liabilities related to operating activities.
Cash Used in Investing Activities
Cash flows from investing activities primarily relate to purchases of investments and capital expenditures to support our growth. We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure.
Net cash used in investing activities increased by $3,261.0 million to $3,681.7 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily attributable to purchases of investments of $3,854.1 million during the year ended December 31, 2022 and an increase in capital expenditures of $653.6 million, partially offset by proceeds from maturities of investments of $1,149.7 million and capital expenditure support received from MISA of $97.3 million during the year ended December 31, 2022.
Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the At-the-Market Offering, the private placement to Ayar, convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.

Net cash provided by financing activities decreased by $5,789.2 million to $1,347.2 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was primarily attributable to gross proceeds of approximately $4,439.2 million from the Merger, net proceeds from the issuance of the 2026 Notes of $2,002.4 million, proceeds from the issuance of Legacy Lucid Series E preferred stock of $600.0 million during the year ended December 31, 2021, partially offset by net proceeds from the issuance of common stock under the At-the-Market Offering of $594.3 million and proceeds from the issuance of common stock under Subscription Agreement of $915.0 million during the year ended December 31, 2022.
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
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. For more information about our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report.
Revenue Recognition
We follow a five-step process in which we identify the contract, identify the related performance obligations, determine the transaction price, allocate the transaction price to the identified performance obligations, and recognize revenue when (or as) the performance obligations are satisfied.
Vehicle Sales
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of electric vehicles to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified over-the-air (“OTA”) software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally 4 years. Shipping and handling provided by Company is considered a fulfillment activity.
Payment is typically received at or prior to the transfer of control of the vehicle to the customer. Generally, control transfers to the customer at the time of delivery when the customer takes physical possession of the vehicle, which may be at a Lucid studio or other destination chosen by the customer. Our vehicle contracts do not contain a significant financing component. We have elected to exclude sales taxes from the measurement of the transaction price. We estimate the standalone selling price of all performance obligations by considering costs used to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of our performance obligations.
We recognize revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer.

At the time of revenue recognition, we reduce the transaction price and record a sales return reserve against revenue for estimated variable consideration related to future product returns. Such return rate estimates are based on historical experience.
We provide a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. The estimated cost of the assurance-type warranty is accrued at the time of vehicle sale.

Vehicle Sales with Residual Value Guarantee
We provide a residual value guarantee (“RVG”) to our commercial banking partner in connection with its vehicle leasing program. Under the vehicle leasing program, we generally receive full payment for the vehicle sales price at the time of delivery or shortly after delivery, do not bear casualty and credit risks during the lease term, and are contractually obligated (or entitled) to share a portion of the shortfall (or excess) between the resale value realized by the commercial banking partner and a predetermined resale value. At the lease inception, we are required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partner. The cash collateral is held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in Other noncurrent assets, subject to asset impairment review at each reporting period.
We account for the vehicle leasing program in accordance with ASC 842, Leases, ASC 460, Guarantees and ASC 606, Revenue from Contracts with Customers. We are the lessor at inception of a lease and immediately transfer the lease as well as the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606. We recognize revenue when control transfer upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcate the RVG at fair value and account for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of our performance obligations.
The guarantee liability represents the estimated amount we expect to pay at the end of the lease term. We are released from residual risk upon either expiration or settlement of the RVG. We evaluate variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. As we accumulate more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities.
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
RSUs
RSUs granted prior to the Closing of the Merger are subject to both service-based and performance-based vesting conditions, and RSUs granted subsequent to the Closing of the Merger are only subject to service-based vesting conditions. The service-based vesting condition for these awards is typically satisfied equally over four years with a cliff vesting period of one year and continued vesting in equal quarterly installments thereafter. The performance-based vesting condition was satisfied upon the Closing of the Merger. These qualifying liquidity events were not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the consummation of the Merger.
We estimate the fair value of RSUs based on the estimated fair value of our underlying common stock as of the date of the grant. Stock-based compensation for RSUs granted prior to the Closing of the Merger is generally recognized on a graded vesting basis over the requisite service period once the performance condition is satisfied. Stock-based compensation for RSUs that vest based only on continuous service is recognized on a straight-line basis over the requisite service period.
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
During the year ended December 31, 2022, the market condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing 13,934,271 performance RSUs. We recorded stock-based compensation expense of $85.4 million for the four tranches during the year ended December 31, 2022.

Tax Withholding — We expect that we will settle tax withholding obligations in connection with the vesting of the remaining CEO RSU Award through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on the vesting date. However, we will assess the facts and circumstances at each vesting date to determine the appropriate method of tax settlement, which could include the satisfaction of tax withholding obligations via open market “sell to cover” sales by our CEO to the extent required to cover such obligations. The amount of the tax withholding will be based on the fair value of the common stock on the vesting and net settlement date. Depending on the fair value of the common stock and the number of RSUs vesting on the vesting and net settlement date, such net settlement could require us to expend substantial cash funds to satisfy tax withholding.
Common Stock Warrant Liability
We accounted for the Private Placement Warrants to purchase shares of Lucid Group common stock as liabilities at their estimated fair value because these Private Placement Warrants are not deemed indexed to our common stock. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each reporting period, with any fair value adjustments recognized as a component within Other income (expense), net in our consolidated statements of operations and comprehensive loss. A portion of our Private Placement Warrants are subject to certain contingent forfeiture provisions.

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

The fair value of the Private Placement Warrants that are subject to the contingent forfeiture provisions was estimated using a Monte-Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Private Placement Warrants, including the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values. As of December 31, 2022 and 2021, there were no warrants subject to contingent forfeiture provisions.
See Note 9 “Common Stock Warrant Liability” and Note 12 “Earnback Shares and Warrants” to the consolidated financial statements included elsewhere in this Annual Report for more information.
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
See Note 7 “Contingent Forward Contracts” to the consolidated financial statements included elsewhere in this Annual Report for more information.
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
See Note 10 “Convertible Preferred Stock” to the consolidated financial statements included elsewhere in this Annual Report for more information.

Recently Adopted Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and inflationary pressure.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our Cash and cash equivalents, restricted cash, and investments. We had cash, cash equivalents, restricted cash, and investments totaling approximately $4.44 billion as of December 31, 2022. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of December 31, 2022, a hypothetical 100 basis point increase in interest rates would result in approximately $13.9 million incremental decline in the fair market value of our portfolio.
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
Supply Risk
We are dependent on its suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of its products according to the schedule and at prices, quality levels and volumes acceptable to us, or its inability to efficiently manage these components, could have a material adverse effect on our results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended December 31, 2022, 2021 and 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Lucid Group, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Lucid Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Inventory – Adjustment to Net Realizable Value
As described further in Note 4 to the financial statements, the Company’s inventories totaled approximately $834.4 million as of December 31, 2022, and inventory and firm purchase commitment write-downs during the year ended December 31, 2022 were approximately $569.5 million. As discussed in Note 2 to the financial statements, inventory is reviewed to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires an assessment to determine the selling price of the vehicles less the estimated cost to convert the inventory on-hand into a finished product.
The principal consideration for our determination that performing procedures relating to adjustment to reduce inventory to net realizable value is a critical audit matter is the significant judgment exercised by management when developing the estimate, which in turn led to a high degree of auditor judgment and effort to perform procedures and evaluate the audit evidence obtained relating to the significant assumptions regarding production forecasts, future manufacturing and conversion costs and selling price.
Our audit procedures related to the Valuation of Inventory – Adjustment to Net Realizable Value included the following, among others:
–we tested the design and operating effectiveness of the Company’s internal controls over the process to develop the net realizable value adjustment to inventory
–we assessed the reasonableness of the significant assumptions, including evaluating the accuracy, completeness and relevance of management’s data used in developing the assumptions
/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.
San Francisco, California
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Lucid Group, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Lucid Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
San Francisco, California
February 28, 2023

LUCID GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,735,765	$6,262,905
Short-term investments	2,177,231	—
Accounts receivable, net	19,542	3,148
Inventory	834,401	127,250
Prepaid expenses	63,548	70,346
Other current assets	81,541	43,328
Total current assets	4,912,028	6,506,977
Property, plant and equipment, net	2,166,776	1,182,153
Right-of-use assets	215,160	161,974
Long-term investments	529,974	—
Other noncurrent assets	55,300	30,609
TOTAL ASSETS	$7,879,238	$7,881,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229,084	$41,342
Accrued compensation	63,322	32,364
Finance lease liabilities, current portion	10,586	4,183
Other current liabilities	634,567	318,212
Total current liabilities	937,559	396,101
Finance lease liabilities, net of current portion	81,336	6,083
Common stock warrant liability	140,590	1,394,808
Long-term debt	1,991,840	1,986,791
Other long-term liabilities	378,212	188,575
Total liabilities	3,529,537	3,972,358
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of December 31, 2022 and 2021; 1,830,172,561 and 1,648,413,415 shares issued and 1,829,314,736 and 1,647,555,590 shares outstanding as of December 31, 2022 and 2021, respectively	183	165
Additional paid-in capital	11,752,138	9,995,778
Treasury stock, at cost, 857,825 shares at December 31, 2022 and 2021	(20,716)	(20,716)
Accumulated other comprehensive loss	(11,572)	—
Accumulated deficit	(7,370,332)	(6,065,872)
Total stockholders’ equity	4,349,701	3,909,355
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,879,238	$7,881,713

The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$608,181	$27,111	$3,976

Costs and expenses
Cost of revenue	1,646,086	154,897	3,070
Research and development	821,512	750,185	511,110
Selling, general and administrative	734,574	652,475	89,023
Total cost and expenses	3,202,172	1,557,557	603,203

Loss from operations	(2,593,991)	(1,530,446)	(599,227)

Other income (expense), net
Change in fair value of forward contracts	—	(454,546)	(118,382)
Change in fair value of convertible preferred stock warrant liability	—	(6,976)	(1,205)
Change in fair value of common stock warrant liability	1,254,218	(582,760)	—
Transaction costs expensed	—	(2,717)	—
Interest income	56,756	—	—
Interest expense	(30,596)	(1,374)	(64)
Other income (expense), net	9,532	(893)	(690)
Total other income (expense), net	1,289,910	(1,049,266)	(120,341)
Loss before provision for (benefit from) income taxes	(1,304,081)	(2,579,712)	(719,568)
Provision for (benefit from) income taxes	379	49	(188)
Net loss	(1,304,460)	(2,579,761)	(719,380)
Deemed contribution related to repurchase of Series B convertible preferred stock	—	—	1,000
Deemed contribution related to repurchase of Series C convertible preferred stock	—	—	12,784
Deemed dividend related to the issuance of Series E convertible preferred stock	—	(2,167,332)	—
Net loss attributable to common stockholders, basic	(1,304,460)	(4,747,093)	(705,596)
Change in fair value of dilutive warrants	(1,254,218)	—	—
Net loss attributable to common stockholders, diluted	$(2,558,678)	$(4,747,093)	$(705,596)

Weighted average shares outstanding used in computing net loss per share attributable to common stockholders, basic	1,678,346,079	740,393,759	24,825,944
Weighted average shares outstanding used in computing net loss per share attributable to common stockholders, diluted	1,693,258,608	740,393,759	24,825,944
Net loss per share attributable to common stockholders, basic	$(0.78)	$(6.41)	$(28.42)
Net loss per share attributable to common stockholders, diluted	$(1.51)	$(6.41)	$(28.42)

Other comprehensive loss
Net unrealized losses on investments, net of tax	$(11,572)	$—	$—
Comprehensive loss	(1,316,032)	(2,579,761)	(719,380)
Deemed contribution related to repurchase of Series B convertible preferred stock	—	—	1,000
Deemed contribution related to repurchase of Series C convertible preferred stock	—	—	12,784
Deemed dividend related to the issuance of Series E convertible preferred stock	—	(2,167,332)	—
Comprehensive loss attributable to common stockholders	$(1,316,032)	$(4,747,093)	$(705,596)

The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares[1]	Amount	Shares[1]	Amount
Balance as of January 1, 2020	502,582,534	$1,074,010	21,288,741	$2	$16,431	$—	$—	$(637,513)	$(621,080)
Net loss	—	—	—	—	—	—	—	(719,380)	(719,380)
Extinguishment and reclassification of Series B convertible preferred stock	—	(4,000)	—	—	1,000	—	—	—	1,000
Repurchase of Series C convertible preferred stock	(11,507,389)	(24,885)	—	—	12,784	—	—	—	12,784
Issuance of Series D convertible preferred stock	164,992,213	400,000	—	—	—	—	—	—	—
Settlement of Series D contingent forward contract liability	—	39,563	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock	301,092,346	898,932	—	—	—	—	—	—	—
Settlement of Series E contingent forward contract liability	—	110,456	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,502,961	1	3,284	—	—	—	3,285
Stock-based compensation	—	—	—	—	4,614	—	—	—	4,614
Balance as of December 31, 2020	957,159,704	2,494,076	28,791,702	3	38,113	—	—	(1,356,893)	(1,318,777)
Net loss	—	—	—	—	—	—	—	(2,579,761)	(2,579,761)
Repurchase of Series B convertible preferred stock	(3,525,365)	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	1,546,799	12,936	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock	200,728,229	3,206,159	—	—	(22,395)	—	—	(2,129,218)	(2,151,613)
Stock-based compensation related to Series E convertible preferred stock	—	123,614	—	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(1,155,909,367)	(5,836,785)	1,155,909,367	116	5,836,669	—	—	—	5,836,785
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	—	—	425,395,023	42	3,590,914	—	—	—	3,590,956
Issuance and sale of common stock for tax withholdings of employee RSUs	—	—	—	—	(22,063)	—	—	—	(22,063)
Treasury stock repurchase	—	—	(857,825)	—	—	(20,716)	—	—	(20,716)
Issuance of common stock upon vesting of employee RSUs	—	—	601,176	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	—	—	26,640,121	3	173,270	—	—	—	173,273
Redemption of public warrants	—	—	—	—	(4)	—	—	—	(4)
Issuance of common stock upon exercise of stock options	—	—	11,076,026	1	8,131	—	—	—	8,132
Stock-based compensation	—	—	—	—	393,143	—	—	—	393,143
Balance as of December 31, 2021	—	—	1,647,555,590	165	9,995,778	(20,716)	—	(6,065,872)	3,909,355
Net loss	—	—	—	—	—	—	—	(1,304,460)	(1,304,460)
Net unrealized losses on investments, net of tax	—	—	—	—	—	—	(11,572)	—	(11,572)
Issuance and sale of common stock for tax withholdings of employee RSUs	—	—	—	—	(218,789)	—	—	—	(218,789)
Issuance of common stock upon vesting of employee RSUs	—	—	15,217,096	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	2,106,158	—	24,562	—	—	—	24,562
Issuance of common stock upon exercise of stock options	—	—	22,519,879	2	17,786	—	—	—	17,788
Issuance of common stock under At-the-Market Offering, net of issuance costs	—	—	56,203,334	6	594,311	—	—	—	594,317
Issuance of common stock under Subscription Agreement	—	—	85,712,679	9	914,991	—	—	—	915,000
Stock-based compensation	—	—	—	—	423,500	—	—	—	423,500
Balance as of December 31, 2022	—	$—	1,829,314,736	$183	$11,752,138	$(20,716)	$(11,572)	$(7,370,332)	$4,349,701
The accompanying notes are an integral part of these consolidated financial statements.
______________________________________________________________
(1) The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio (as defined in Note 3 “Reverse Recapitalization”) to give effect to the reverse recapitalization treatment of the Merger. See Note 1 “Description of Business” and Note 3 “Reverse Capitalization” for more information.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(1,304,460)	$(2,579,761)	$(719,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186,583	62,907	10,217
Amortization of insurance premium	35,620	18,474	—
Non-cash operating lease cost	19,711	12,563	—
Stock-based compensation	423,500	516,757	4,614
Inventory and firm purchase commitments write-downs	569,479	48,884	—
Change in fair value of contingent forward contract liability	—	454,546	118,382
Change in fair value of preferred stock warrant liability	—	6,976	1,205
Change in fair value of common stock warrant liability	(1,254,218)	582,760	—
Other non-cash items	(10,342)	289	139
Changes in operating assets and liabilities:
Accounts receivable	(16,498)	(2,888)	148
Inventory	(1,256,349)	(175,091)	(359)
Prepaid expenses	(28,822)	(66,980)	7,770
Other current assets	(43,591)	(14,704)	7,360
Other noncurrent assets	(43,230)	5,889	2,866
Accounts payable	180,469	4,354	(69,861)
Accrued compensation	30,958	16,167	13,249
Operating lease liability	(15,482)	(10,019)	—
Other current liabilities	269,386	65,456	53,454
Other long-term liabilities	31,028	(4,712)	—
Net cash used in operating activities	(2,226,258)	(1,058,133)	(570,196)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,074,852)	(421,220)	(459,582)
Proceeds from sale of property, plant and equipment	—	22	—
Proceeds from government grant	97,267	—	—
Purchases of investments	(3,854,129)	—	—
Proceeds from maturities of investments	1,149,714	—	—
Proceeds from sale of short term investments	—	505	—
Proceeds from insurance claims	323	—	—
Net cash used in investing activities	(3,681,677)	(420,693)	(459,582)
Cash flows from financing activities:
Proceed from issuance of convertible notes, net of issuance costs	—	2,002,437	—
Payment of transaction costs for the issuance of convertible notes	—	(15,883)	—
Proceeds from issuance of common stock under At-the-Market Offering, net of issuance costs	594,317	—	—
Proceeds from issuance of common stock under Subscription Agreement	915,000	—	—
Proceeds from short-term insurance financing note	—	41,935	—
Payment for short-term insurance financing note	(15,330)	(27,887)	—
Payment for capital lease liabilities	—	—	(364)
Payment for finance lease liabilities	(4,977)	(3,088)	—
Proceeds from borrowings	29,818	—	—
Repayments for borrowings	(20,223)	—	—
Proceeds from failed sale-leaseback transaction	31,700	—	—
Repurchase of Series B convertible preferred stock	—	(3,000)	—
Repurchase of Series C convertible preferred stock	—	—	(12,101)
Proceeds from issuance of Series D convertible preferred stock	—	3,000	400,000
Proceeds from issuance of Series E convertible preferred stock	—	600,000	899,725
Proceeds from exercise of stock options	17,788	8,132	3,285
Proceeds from the exercise of public warrants	—	173,273	—
Proceeds from the reverse capitalization	—	4,439,153	—
Payment of transaction costs related to the reverse recapitalization	—	(38,865)	—
Proceeds from employee stock purchase plan	24,562	—	—
Treasury stock repurchase	—	(20,716)	—
Stock repurchases from employees for tax withholdings	(218,789)	(22,063)	—
Payment for credit facility issuance costs	(6,631)	—	—
Net cash provided by financing activities	1,347,235	7,136,428	1,290,545
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,560,700)	5,657,602	260,767
Beginning cash, cash equivalents, and restricted cash	6,298,020	640,418	379,651
Ending cash, cash equivalents, and restricted cash	$1,737,320	$6,298,020	$640,418
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$23,199	$627	$51
Cash paid for taxes	480	—	—
Supplemental disclosure of non-cash investing and financing activity:
Increases in purchases of property, plant and equipment included in Accounts payable and accrued expenses	42,728	101,057	117,946
Property, plant and equipment and Right-of-use assets obtained through leases	157,894	93,771	3,289
Extinguishment of Series B convertible preferred stock included in Additional paid-in capital	—	—	1,000
Extinguishment of Series B convertible preferred stock included in accrued liabilities	—	—	3,000
Issuance of Series D convertible preferred stock upon settlement of contingent forward contracts	—	—	39,563
Issuance of Series D convertible preferred stock upon exercise of preferred stock warrants	—	9,936	—
Issuance of Series E convertible preferred stock contingent forward contracts	—	2,167,332	793
Settlement of Series E convertible preferred stock contingent forward contract	—	—	110,456
Capital contribution upon forfeit of Series E awards	—	15,719	—
Issuance of Series E convertible preferred stock upon settlement of contingent forward contracts	—	2,621,877	—
Issuance of common stock upon conversion of preferred stock in connection with the reverse recapitalization	—	5,836,785	—

The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Lucid Group, Inc. (“Lucid”) is a technology and automotive company focused on designing, developing, manufacturing, and selling the next generation of electric vehicles (“EV”), EV powertrains and battery systems.
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
From inception through December 31, 2022, the Company has incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2022, 2021 and 2020, the Company has incurred net losses of $1.3 billion, $2.6 billion and $719.4 million, respectively. The Company has an accumulated deficit of $7.4 billion as of December 31, 2022.
During the quarter ended June 30, 2021, the Company completed the first phase of the construction of its Advanced Manufacturing Plant 1 in Casa Grande, Arizona (“AMP-1”). The Company began commercial production of its first vehicle, Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company continues to expand AMP-1, construct its planned Advanced Manufacturing Plant 2 in Saudi Arabia (“AMP-2”), and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, above and beyond the expected cash inflows from the initial sales of Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
The Company’s existing sources of liquidity include cash, cash equivalents, investments, credit facilities and equity offering. Historically, the Company funded operations primarily with issuances of convertible preferred stock and convertible notes. Upon the completion of the Merger, the Company received $4,400.3 million in cash proceeds, net of transaction costs. In December 2021, the Company issued an aggregate of $2,012.5 million principal amount of 1.25% convertible senior notes due in December 2026.

During the year ended December 31, 2022, the Company entered into a loan agreement with the Saudi Industrial Development Fund (“SIDF”) with an aggregate principal amount of up to approximately $1.4 billion, revolving credit facilities with Gulf International Bank (“GIB”) in an aggregate principal amount of approximately $266.1 million and a new five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with an initial aggregate principal commitment amount of up to $1.0 billion. See Note 6 “Debt” for more information.

On November 8, 2022, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which the Company could offer and sell shares of its common stock having an aggregate offering price up to $600.0 million (the “At-the-Market Offering”). On November 8, 2022, the Company also entered into a subscription agreement (the “Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), pursuant to which Ayar agreed to purchase from the Company, up to $915.0 million of shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company completed its At-the-Market Offering program pursuant to the Equity Distribution Agreement for net proceeds of $594.3 million after deducting commissions and other issuance costs and also consummated a private placement of shares to Ayar pursuant to the Subscription Agreement for $915.0 million. No shares remain available for sale under the Equity Distribution Agreement. See Note 11 “Stockholders’ Equity” for more information.

Certain Significant Risks and Uncertainties

The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully electric vehicles and advanced electric vehicle powertrain components, including battery pack systems, (iii) expanding production and manufacturing at existing manufacturing facilities in Casa Grande, Arizona, (iv) phase 2 of construction at AMP-1 in Casa Grande, Arizona, (v) the construction of AMP-2 in Saudi Arabia, and (vi) expansion of its retail studios and service centers capabilities throughout North America and across the globe. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key personnel. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing.
The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse impact on the Company’s future financial position, results of operations, and/or cash flows: changes in the overall demand for its products and services; advances and trends in new technologies; competitive pressures; acceptance of the Company’s products and services; litigation or claims against the Company based on intellectual property (including patents), regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

A global economic recession or other downturn, whether due to inflation, ongoing conflict in Ukraine or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause the Company’s customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for the Company’s products may result in significant decreases in product sales, which in turn would have a material adverse impact on the Company’s business, prospects, financial condition and results of operations. Because of the Company’s premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on the Company compared to many of its electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of the Company’s suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to the Company, or meet the Company’s future demand. In addition, the deterioration of conditions in global credit markets may limit the Company’s ability to obtain external financing to fund its operations and capital expenditures on terms favorable to the Company, if at all. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K (the “Annual Report”) for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”
The COVID-19 pandemic has impacted the global economy and caused significant macroeconomic uncertainty. Infection rates vary across the jurisdictions in which the Company operates. The Company has taken proactive action and expects to continue to implement appropriate measures to protect the health and safety of its employees, customers, partners and suppliers, consistent with the latest and evolving governmental guidelines. The Company continues to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations and requirements or as the Company otherwise sees fit to protect the health and safety of its employees, customers, partners and suppliers.
While certain of the Company and its suppliers’ operations have from time-to-time been temporarily affected by government-mandated restrictions, the Company was able to commence and continue deliveries of Lucid Air to customers and to proceed with the construction of AMP-1 and AMP-2. Broader impacts of the pandemic have included inflationary pressure as well as ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and ongoing constraints of semiconductor supply. Because the Company relies on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in its vehicles, as well as provisioning and servicing equipment in its manufacturing facilities, the Company has been affected by inflation and such industry-wide challenges in logistics and supply chains. While the Company continues to focus on mitigating risks to its operations and supply chain in the current industry environment, the Company expects that these industry-wide trends will continue to impact its cost structure as well as its ability and the ability of its suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.
In the current circumstances, any impact on the Company’s financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy. See “Risk Factors” in Item 1A of Part I of this Annual Report for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, prospects, results of operations and financial condition.”

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, the useful lives of property, plant and equipment, fair value of common stock warrants, fair value of contingent forward contracts liability, estimates of residual value guarantee (“RVG”) liability and deferred revenue related to over-the-air (“OTA”) software updates, fair value of common stock prior to the Merger and other assumptions used to measure stock-based compensation expense, and estimated incremental borrowing rates for assessing operating and financing leases. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.
Restricted cash in Other current assets and Other noncurrent assets is primarily related to letters of credit issued to the landlords for certain of the Company’s leased facilities.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$1,735,765	$6,262,905	$614,412
Restricted cash included in Other current assets	1,555	10,740	11,278
Restricted cash included in Other noncurrent assets	—	24,375	14,728
Total cash, cash equivalents, and restricted cash	$1,737,320	$6,298,020	$640,418
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

Accounts Receivable, Net
Accounts receivable consist of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits and services. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded an immaterial allowance for uncollectible amounts as of December 31, 2022. No allowance was recorded at December 31, 2021.
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
Inventory is also reviewed to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires an assessment to determine the selling price of the vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
In the event there are changes in our estimates of future selling prices or production costs, the Company may be required to record additional and potentially material write-downs.
Property, Plant, and Equipment, Net
Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. We capitalize qualified costs incurred during the application development stage of internal use software. Costs incurred during the preliminary project stage and post-implementation stage are expensed.

The Company generally uses the following estimated useful lives for each asset category:

Asset Category	Life (years)
Machinery, Tooling & Vehicles	3 - 7
Computer equipment and software	3
Furniture and fixtures	5
Finance leases	Shorter of the lease term or the estimated useful lives of the assets
Building and Improvements	40
Leasehold improvements	Shorter of the lease term or the estimated useful lives of the assets
Expenditures for repair and maintenance costs are expensed as incurred, and expenditures for major renewals and improvements that increase functionality of the asset are capitalized and depreciated ratably over the identified useful life. Upon disposition or retirement of property and equipment, the related cost and accumulated depreciation and amortization are removed, and any gain or loss is reflected in operations. The disposition loss on fixed assets recorded for the years ended December 31, 2022, 2021 and 2020 was immaterial.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and right-of-use (“ROU”) assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment loss recognized was immaterial for the year ended December 31, 2022, and no impairment loss was recognized for the years ended December 31, 2021 and 2020.
Foreign Currency
The Company determines the functional currency of our foreign subsidiaries based on the primary currency in which they operate. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of each balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Any resulting translation adjustments are included in Accumulated other comprehensive loss. The assets and liabilities of foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to U.S. Dollars.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are recorded within Other income (expense), net within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Foreign currency transaction gains and losses were not material for the years ended December 31, 2022, 2021 and 2020.
Revenue from Contracts with Customers
The Company follows a five-step process in which the Company identifies the contract, identifies the related performance obligations, determines the transaction price, allocates the transaction price to the identified performance obligations, and recognizes revenue when (or as) the performance obligations are satisfied.
Vehicle Sales

Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of electric vehicles to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified OTA software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally 4 years. Shipping and handling provided by Company is considered a fulfillment activity.
Payment is typically received at or prior to the transfer of control of the vehicle to the customer. Generally, control transfers to the customer at the time of delivery when the customer takes physical possession of the vehicle, which may be at a Lucid studio or other destination chosen by the customer. The Company’s vehicle contracts do not contain a significant financing component. The Company has elected to exclude sales taxes from the measurement of the transaction price. The Company estimates the standalone selling price of all performance obligations by considering costs used to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.
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

At the time of revenue recognition, we reduce the transaction price and record a sales return reserve against revenue for estimated variable consideration related to future product returns. Such return rate estimates are based on historical experience and were immaterial for the years ended December 31, 2022 and 2021.
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

Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partner in connection with its vehicle leasing program. Under the vehicle leasing program, the Company generally receives full payment for the vehicle sales price at the time of delivery or shortly after delivery, does not bear casualty and credit risks during the lease term, and is contractually obligated (or entitled) to share a portion of the shortfall (or excess) between the resale value realized by the commercial banking partner and a predetermined resale value. During the year ended December 31, 2022, vehicle sales with RVG totaled $31.1 million. At the lease inception, the Company is required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partner. The cash collateral is held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in Other noncurrent assets, subject to asset impairment review at each reporting period.

The Company accounts for the vehicle leasing program in accordance with ASC 842, Leases, ASC 460, Guarantees and ASC 606, Revenue from Contracts with Customers. The Company is the lessor at inception of a lease and immediately transfers the lease as well as the underlying vehicle to its commercial banking partner, with the transaction being accounted for as a sale under ASC 606. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations.

The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. As of December 31, 2022, the RVG liability was not material. As we accumulate more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities.

Deferred revenue related to OTA and remarketing activities for vehicle sales were $15.4 million as of December 31, 2022 and was immaterial as of December 31, 2021.
Other
Other consists of revenue from non-warranty after-sales vehicle services, sales of battery pack system, powertrain kits and retail merchandise. Battery pack system and powertrain kits revenue consists of the sales of battery pack systems or powertrain kits, supplies and related services for vehicles. The sale of battery pack systems or powertrain kits along with related supplies is a single performance obligation recognized at the point in time when control is transferred to the customer. Shipping and handling provided by the Company is considered a fulfillment activity. While customers generally have the right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies may include either a cash refund or an exchange of the returned product. As a result, the right of return and related refund liability for non-conforming or defective goods is estimated and recorded as a reduction in revenue, if necessary. Payment for the products sold are made upon invoice or in accordance with payment terms customary to the business. The Company’s battery pack system or powertrain kits contracts do not contain a significant financing component. The Company has elected to exclude sales taxes from the measurement of the transaction price.
Control transfers to the customer when the product is delivered to the customer as the customer can then direct the product’s use and obtain substantially all of the remaining benefits from the asset at that point in time.
Cost of Revenue
Vehicle Sales
Cost of vehicle sales includes direct parts, materials, shipping and handling costs, allocable overhead costs such as depreciation of manufacturing related equipment and facilities, information technology costs, personnel costs, including wages and stock-based compensation, estimated warranty costs, charges to reduce inventories to their net realizable value, charges for any excess or obsolete inventories, and losses from firm purchase commitments.
Other
Cost of other revenue includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistic costs. Cost of other revenue also includes costs associated with providing non-warranty after-sales services and costs for retail merchandise.

Warranties
The Company provides a manufacturer’s warranty on all vehicles it sells and accrues a warranty reserve for warranty coverage, as applicable. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency, and costs of future claims. The Company accrues a warranty reserve for all products sold which includes the Company’s best estimates of the projected costs to repair or replace items under warranties and recalls when identified. Changes to the Company’s historical or projected warranty experience may cause material changes to the warranty reserve in the future. The portion of the warranty reserve for costs expected to be incurred within the next 12 months is included within Other current liabilities, while the remaining balance is included within Other long-term liabilities in the consolidated balance sheets. The warranty expense is recorded as a component of Cost of revenue in the consolidated statements of operations and comprehensive loss.
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
The Company’s policy is to recognize interest related to unrecognized tax benefits in Other income (expense), net and to recognize penalties in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included within Other current liabilities in the consolidated balance sheets.
Stock-Based Compensation
The Company issues stock-based compensation awards to employees, officers, directors, and non-employees in the form of stock options, restricted stock units (“RSUs”) and employee stock purchase plan (the “ESPP”). The Company measures and recognizes compensation expense for stock-based awards based on the awards’ fair value on the date of grant. The Company accounts for forfeitures of stock-based awards when they occur. The fair value of RSUs granted prior to the Closing of the Merger that vest based on service and performance conditions and RSUs granted after Closing of the Merger that vest only based on service conditions, is measured using the fair value of the Company’s common stock on the date of the grant. The fair value of RSUs that vest based on service and market conditions is measured using a Monte Carlo simulation model on the date of grant. The fair value of stock options that vest based on service condition is measured using the Black-Scholes option pricing model on the date of grant. The Monte Carlo simulation model and the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the Company’s common stock, the expected term of the award, the expected volatility of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used to determine the fair value of the awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
The fair value of awards that vest based on only continuous service are recognized on a straight-line basis over the requisite service period. The fair value of awards that vest based on performance or market conditions is recognized over the requisite service period using the accelerated attribution method. Stock-based compensation expense is only recognized for awards with performance conditions once the performance condition becomes probable of being achieved. The performance-based vesting condition was satisfied upon the Closing of the Merger. The market-based RSUs will vest only if the Company achieves certain market capitalization targets.
Comprehensive Loss
Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to net unrealized gains or losses on investments that are recorded as an element of stockholders’ equity and are excluded from the determination of net loss.

Research and Development
Research and development expenses consist primarily of materials, supplies, personnel-related expenses, contractor fees, engineering design and testing expenses, and allocated facilities cost. Substantially all of the Company’s research and development expenses are related to developing new products, related technologies, and services and improving existing products and services. Research and development expenses have been expensed as incurred and included in the consolidated statements of operations and comprehensive loss.
Selling, General, and Administrative
Selling, general and administrative expense consist of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, facilities and real estate, accounting, finance, tax, and information technology.
Advertising
Advertising is expensed as incurred and is included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. These costs were not material for the years ended December 31, 2022, 2021 and 2020, respectively.
Leases
As of January 1, 2021, the Company adopted ASU 2016-02, Leases, and all related guidance (“ASC 842”) and recorded a ROU asset and a corresponding lease liability in our consolidated balance sheets for all eligible leases with terms longer than 12 months or less if the lease contains a purchase option or renewal term that the Company is reasonably certain to exercise.
The Company has lease agreements with lease and non-lease components and has elected not to utilize the practical expedient to account for lease and non-lease components together, rather the Company is accounting for the lease and non-lease components separately on the consolidated financial statements.
Operating lease assets are included within operating lease ROU assets. Finance lease assets are included within Property, plant and equipment, net. The corresponding operating lease liabilities are included within Other current liabilities and Other long-term liabilities; the finance lease liabilities are included within Finance lease liabilities, current portion and Finance lease liabilities, net of current portion on the Company’s consolidated balance sheets as of December 31, 2022 and 2021.
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
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common share equivalents to the extent they are dilutive. Potentially dilutive shares of Private Placement Warrants under treasury stock method are included in the computation of diluted net loss per share when their effect is dilutive. For purposes of this calculation, convertible preferred stock, convertible preferred stock warrants, Private Placement Warrants, stock options outstanding, RSUs outstanding, shares issued under ESPP and if-converted common shares from convertible note are considered to be common stock equivalents.

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
The Company’s publicly traded common stock warrants (the “Public Warrants”) are equity-classified instruments because they are deemed indexed to the Company’s own common stock and do not contain any provision that could require net cash settlement unless the holders of the underlying shares would also receive the same form of consideration as the holders of Public Warrants. The Company’s privately placed common stock warrants (the “Private Placement Warrants”) are liability-classified instruments because they are not deemed indexed to the Company’s own common stock.
Government Grants
Government grants are recognized when the grants are received, and all the conditions specified in the grant have been met. Grants related to fixed assets are recorded as a deduction in calculating the carrying amount of the related assets and are recognized in profit or loss over the life of a depreciable asset through reduced depreciation expense. Grants received in advance of the acquisition or construction of assets are recorded initially in deferred liability and then as a deduction in calculating the carrying amount of the related fixed assets upon acquisition or construction of the assets. Grant receipts are classified as investing cash inflows on a gross basis on the consolidated statements of cash flows.
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The disclosure requirements include information about the nature of the transactions and the related accounting policy, the line items on the balance sheet and income statement that are affected by the transactions, the amount applicable to each financial statement line and significant terms and conditions of the transactions. The guidance is effective for annual periods beginning after December 15, 2021 and can be applied either prospectively or retrospectively. The Company adopted ASU 2021-10 prospectively on January 1, 2022. The adoption of this guidance did not have a material impact to the consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2021, FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination on the acquisition date in accordance with Topic 606, as if the acquirer had originated the contracts. This guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively. The Company does not expect this guidance to have a material impact to the consolidated financial statements.
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
(4) Excludes the 85,750,000 warrants issued and outstanding as of the Closing of the Merger, which includes the 41,400,000 Public Warrants and the 44,350,000 Private Placement Warrants. The 44,350,000 Private Placement Warrants beneficially owned by the Churchill Sponsor as of the consummation of the Merger includes the 14,783,333 Sponsor Earnback Warrants.
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
NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of December 31, 2022 and 2021 was as follows (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$464,731	$87,646
Work in progress	34,311	30,641
Finished goods	335,359	8,963
Total Inventory	$834,401	$127,250
Inventory as of December 31, 2022 and 2021 was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including new vehicles available for sale and vehicles in transit to fulfill customer orders. During the years ended December 31, 2022 and 2021, we recorded write-downs of $569.5 million and $48.9 million, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. No write-down was recorded for the year ended December 31, 2020.
Property, plant and equipment, net
Property, plant and equipment, net as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Land and land improvements	$64,677	$1,050
Building and improvements	197,406	195,952
Machinery, Tooling and Vehicles	743,006	601,791
Computer equipment and software	48,899	27,968
Leasehold improvements	182,904	135,533
Furniture and fixtures	27,803	15,352
Finance leases	97,992	13,601
Construction in progress	1,077,179	276,919
Total Property, plant and equipment	2,439,866	1,268,166
Less accumulated depreciation and amortization	(273,090)	(86,013)
Property, plant and equipment, net	$2,166,776	$1,182,153

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities including tooling, which is with outside vendors. Costs classified as construction in progress include all costs of obtaining the asset and bringing it to the location in the condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are ready for its intended use. Construction in progress consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Machinery and tooling	$515,662	$132,943
Construction of AMP-1 and AMP-2(1)	526,720	112,970
Leasehold improvements	34,797	31,006
Total construction in progress	$1,077,179	$276,919
(1) As of December 31, 2022, $33.3 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was recorded as a deduction to the AMP-2 construction in progress balance. See Note 2 “Summary of Significant Accounting Policies” and Note 19 “Related Party Transactions” for more information.
Depreciation and amortization expense was $186.6 million, $62.9 million and $10.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The amount of interest capitalized on construction in progress related to significant capital asset construction was $2.7 million for the year ended December 31, 2022. No interest was capitalized for the years ended December 31, 2021 and 2020.
Other current liabilities
Other current liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Engineering, design, and testing accrual	$28,686	$33,950
Construction in progress	167,462	92,590
Accrued purchases (1)	157,162	12,225
Retail leasehold improvements accrual	9,099	15,796
Other professional services accrual	34,951	13,944
Tooling liability	21,714	23,966
Short-term borrowings	9,595	—
Operating lease liabilities, current portion	11,269	11,056
Other current liabilities	194,629	114,685
Total Other current liabilities	$634,567	$318,212
(1) Accrued purchases primarily represent inventory purchases and related transportation charges that had not been invoiced.
Other long-term liabilities
Other long-term liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating lease liabilities, net of current portion	$243,843	$185,323
Other long-term liabilities(1)	134,369	3,252
Total Other long-term liabilities	$378,212	$188,575
(1) As of December 31, 2022, $64.0 million of capital expenditure support received from MISA was recorded as deferred liability within other long-term liabilities. See Note 2 “Summary of Significant Accounting Policies” and Note 19 “Related Party Transactions” for more information.

Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

Year Ended
December 31, 2022
Accrued warranty - beginning of period	$1,282
Warranty costs incurred	(11,557)
Provision for warranty(1)	33,224
Accrued warranty - end of period(2)	$22,949
(1) Accrued warranty balance as of December 31, 2022 included estimated costs related to the recalls identified.
(2) Accrued warranty balance of $10.4 million and $12.5 million were recorded within Other current liabilities and Other long-term liabilities, respectively, on our consolidated balance sheet.as of December 31, 2022.
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
Cash, cash equivalents and investments are reported at their respective fair values on the Company's consolidated balance sheets. The Company's Short-term and Long-term investments are classified as available-for-sale securities.

The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash and cash equivalents	$321,667	$—	$—	$321,667	$321,667	$—	$—
Level 1:
Money market funds	1,377,540	—	—	1,377,540	1,377,540	—	—
U.S. Treasury securities	1,861,449	151	(9,431)	1,852,169	—	1,570,591	281,578
Subtotal	3,238,989	151	(9,431)	3,229,709	1,377,540	1,570,591	281,578
Level 2:
U.S. government agency securities	43,477	46	(18)	43,505	—	43,505	—
Certificates of deposit	174,037	67	(132)	173,972	—	173,972	—
Commercial paper	238,224	63	(122)	238,165	19,761	218,404	—
Corporate debt securities	438,148	208	(2,404)	435,952	16,797	170,759	248,396
Subtotal	893,886	384	(2,676)	891,594	36,558	606,640	248,396
Total assets measured at fair value	$4,454,542	$535	$(12,107)	$4,442,970	$1,735,765	$2,177,231	$529,974

December 31, 2021
Reported As:
Cash and cash equivalents
Cash	$160,888
Level 1:
Money market funds	6,102,017
Total assets measured at fair value	$6,262,905

During the year ended December 31, 2022, there were immaterial realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $7.5 million as of December 31, 2022, and is recorded in Other current assets on our consolidated balance sheets. As of December 31, 2022, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	December 31, 2022
	Amortized cost	Estimated Fair Value
Within one year	$2,181,532	$2,177,231
After one year through three years	537,243	529,974
Total	$2,718,775	$2,707,205
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

	Year Ended December 31,
	2022	2021
	Common Stock Warrant Liability	Contingent Forward Contract Liability	Convertible Preferred Stock Warrant Liability	Common Stock Warrant Liability
Fair value-beginning of period	$1,394,808	$—	$2,960	$—
Issuance	—	2,167,332	—	812,048
Change in fair value	(1,254,218)	454,546	6,976	582,760
Settlement	—	(2,621,878)	(9,936)	—
Fair value-end of period	$140,590	$—	$—	$1,394,808
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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following is a summary of the 2026 Notes as of December 31, 2022 and 2021 (in millions):

	December 31, 2022	December 31, 2021
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	20.7	25.7
Net Carrying Amount	$1,991.8	$1,986.8

Fair Value (Level 2)	$1,041.5	$1,984.6
The effective interest rate for the convertible note is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Year Ended December 31,
	2022	2021
Contractual interest	$25.2	$1.2
Amortization of debt discounts and debt issuance costs	5.0	0.2
Interest expense	$30.2	$1.4
The 2026 Notes were not eligible for conversion as of December 31, 2022 and 2021. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of December 31, 2022, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.
SIDF Loan Agreement
On February 27, 2022, Lucid, LLC, a limited liability company established in Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with SIDF, a related party of Public Investment Fund (“PIF”), which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.1 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.4 million) to SAR 1.77 billion (approximately $471.0 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.

The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of December 31, 2022, no amount was outstanding under the SIDF Loan Agreement.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provides for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million). SAR 650 million (approximately $173.0 million) under the GIB Facility Agreement is available as bridge financing (the “Bridge Facility”) of Lucid LLC’s capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.1 million) may be used for general corporate purposes (the “Working Capital Facility”). Loans under the Bridge Facility and the Working Capital Facility will have a maturity of no more than 12 months. The Bridge Facility will bear interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility will bear interest at a rate of 1.70% per annum over 1~3-month SAIBOR and associated fees. The Company is required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the GIB Credit Facility. Commitments under the GIB Facility Agreement will terminate, and all amounts then outstanding thereunder will become payable, on the maturity date of the GIB Facility Agreement. The GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default. As of December 31, 2022, the Company had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 6.40% from the Working Capital Facility, which was recorded within Other current liabilities on the consolidated balance sheets. As of December 31, 2022, available borrowings are SAR 650 million (approximately $173.0 million) and SAR 314 million (approximately $83.5 million) under the Bridge Facility and Working Capital Facility, respectively. As of December 31, 2022, the Company was in compliance with applicable covenants under the GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of December 31, 2022, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of December 31, 2022, the Company had no outstanding borrowings and $37.4 million outstanding letters of credit under the ABL Credit Facility. Availability under the ABL Credit Facility was $441.4 million (including $37.3 million cash and cash equivalents) as of December 31, 2022, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within Other noncurrent assets on consolidated balance sheets and amortized over the facility term using the straight-line method. During the year ended December 31, 2022, amortization of the deferred issuance costs and commitment fee were $2.1 million.

NOTE 7 - CONTINGENT FORWARD CONTRACTS
In September 2018, the Company granted PIF the right to purchase the Company’s Series D convertible preferred stock in future periods. The Company determined PIF’s right to participate in future Series D convertible preferred stock financing to be freestanding similar to a derivative liability in the form of contingent forward contracts.
In March 2020, the Company received $200.0 million in exchange for 82,496,092 shares of Series D convertible preferred shares as partial settlement of the Series D contingent forward contract liability and revalued the contingent forward contract liability to the then fair value of $36.4 million and reclassified $18.2 million of the contingent forward contract liability into Series D convertible preferred stock. In June 2020, the Company received the remaining $200.0 million in exchange for 82,496,121 shares of Series D convertible preferred stock as final settlement of the Series D contingent forward contract liability and revalued the contingent forward contracts liability to the then fair value of $39.6 million and reclassified the liability into Series D convertible preferred stock. The Series D contingent forward contract liability incurred a total fair value loss of $8.7 million during the year ended December 31, 2020. Since the Series D contingent forward contract liability was fully settled in June 2020, there was no related outstanding contingent forward contract liability as of December 31, 2020.
In September 2020, the Company granted Ayar the right to purchase the Company’s Series E convertible preferred stock upon the Company’s satisfaction of certain milestones in November 2020. The Company determined Ayar’s right to participate in future Series E convertible preferred stock financing to be freestanding similar to a derivative liability in the form of contingent forward contracts and recorded the initial valuation of $0.8 million into contingent forward contract liabilities.
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
The Company determined the right to participate in future Series E convertible preferred share financing to be a freestanding financial instrument similar to a derivative liability in the form of contingent forward contracts and recorded the initial valuation of $1,444.9 million and $722.4 million for the third closing and fourth closing, respectively, as contingent forward contract liabilities. Since the contingent forward contract liability related to the third closing was fully settled in the same month following the execution of the amendment, the Company recorded no related fair value remeasurements in the consolidated statements of operations and comprehensive loss.

The Company issued Offer Notices to certain of the Company’s management and members of the Board of Directors in March 2021 and April 2021. The Series E convertible preferred stock issued from the fourth closing included 3,034,194 shares to the Company’s management and 1,658,705 shares to members of the Board of Directors. The total issuance to the Company’s management included 535,275 shares offered to the CEO in April 2021. The offer to employees in the fourth closing to participate in future Series E convertible preferred stock financing represents a fully vested, equity classified award. The Company recorded the award’s full fair value on each recipient’s grant date as stock-based compensation, and derecognized the related contingent forward contract liability. The Company revalued the contingent forward contract liability for the remaining participants and recorded $454.5 million fair value remeasurement loss related to the contingent forward contract liability for the year ended December 31, 2021, with the final fair value of the contingent forward contract liability of $1.2 billion reclassified into Series E convertible preferred stock upon the fourth closing in April 2021. There was no related outstanding contingent forward contract liability as of December 31, 2021.

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
NOTE 8 - CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY
The Company’s issued and outstanding convertible preferred stock warrants to purchase a total of 1,546,799 shares of Series D convertible preferred stock, with an exercise price of $1.94 per share were recorded at fair value using a Monte-Carlo simulation at issuance and have been subsequently remeasured to fair value each reporting period with the changes recorded in the consolidated statements of operations and comprehensive loss. In February 2021, all the outstanding convertible preferred stock warrants were settled in its entirety at an exercise price of $1.94 per share for an aggregate purchase price of $3.0 million. Upon final settlement, the Company converted the warrant into $12.9 million Series D convertible preferred stock, and recorded $7.0 million losses related to fair value remeasurements of the warrants in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.
NOTE 9 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to fair value of $1,394.8 million as of December 31, 2021. The Private Placement Warrants remained unexercised and were remeasured to fair value of $140.6 million as of December 31, 2022. The Company recognized a gain of $1,254.2 million and a loss of $582.8 million for the years ended December 31, 2022 and 2021, respectively, in the consolidated statements of operations and comprehensive loss.
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

The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and were as follows:

	December 31, 2022	December 31, 2021
Fair value of Private Placement Warrants per share	$3.17	$31.45

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

	December 31, 2022	December 31, 2021
Volatility	80.00%	85.00%
Expected term (in years)	3.6	4.6
Risk-free rate	4.11%	1.20%
Dividend yield	—%	—%
NOTE 10 – CONVERTIBLE PREFERRED STOCK
Convertible Preferred Stock
Upon the Closing of the Merger, the Company cancelled and converted all 1,155,909,367 shares of issued and outstanding convertible preferred stock into 1,155,909,367 shares of Lucid common stock based upon the conversion rate as calculated pursuant to Legacy Lucid’s memorandum and articles of association at the date and time that the Merger became effective. As of December 31, 2022 and 2021, there were no issued and outstanding shares of convertible preferred stock.
In 2014 through April 2021, the Company had issued Series A, Series B, Series C, and Series D and Series E convertible preferred stock (“Series A,” “Series B,” “Series C,” “Series D,” “Series E,” respectively) (collectively, the “Convertible Preferred Stock”).
Convertible Preferred Stock was carried at its issuance price, net of issuance costs.
Third Company Repurchase (Series C - August 2020)
In August 2020, the Company repurchased 9,656,589 shares of Series C convertible preferred stock at a price of $1.02 per share for total of $9.9 million. The Company recognized $10.5 million in Additional paid-in capital in the consolidated balance sheet as of December 31, 2020 related to the difference in fair value and the $20.4 million aggregate carrying value of the Series C stock repurchased.
Fourth Company Repurchase (Series C - December 2020)
In December 2020, the Company repurchased 1,850,800 Series C convertible preferred stock at a price of $1.21 per share, aggregating to $2.2 million. The Company recognized $2.2 million as additional paid-in capital in the consolidated balance sheet as of December 31, 2020, related to the difference in fair value and the $4.5 million aggregate carrying value of the Series C shares repurchased.

Fifth Company Repurchase (Series B - December 2020)
On December 22, 2020, the Company repurchased 3,525,332 Series B convertible preferred stock for a total of $3.0 million. The Company recognized $1.0 million in Additional paid-in capital in the consolidated balance sheet as of December 31, 2020, related to the difference in fair value of the consideration payable and the $4.0 million aggregate carrying value of the Series B shares repurchased. As of the date of extinguishment and as of December 31, 2020, the Series B convertible preferred stock subject to repurchase had been mandatorily redeemable within 45 days of the agreement and accordingly had been reclassified to other accrued liabilities on the consolidated balance sheet.
Series D Preferred Stock Issuance
In March 2020, the Company received $200.0 million in proceeds from PIF and issued 82,496,092 shares of Series D in exchange. In June 2020, the Company successfully satisfied certain of the second set of milestones related to further development and enhancement in marketing, product, and administrative activities, and received a waiver from PIF for the remaining milestones. The Company received the remaining $200.0 million proceeds in exchange for the issuance of 82,496,121 shares of Series D convertible preferred stock.
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
Series E Convertible Preferred Stock Issuance
In September 2020, the Company entered into an arrangement with Ayar to issue and sell Series E convertible preferred stock pursuant to a securities purchase agreement (the “SPAE”). Along with the execution of the SPAE, the Company granted Ayar the right to purchase additional Series E convertible preferred stock upon the Company’s satisfaction of certain milestones in November 2020. The Company determined Ayar’s right to participate in future Series E convertible preferred stock financing to be freestanding, similar to a derivative liability in the form of contingent forward contracts, and recorded the initial valuation of $0.8 million as a contingent forward contract liability. The contingent forward contract terms were included within the SPAE, which dictated a price of $2.99 per share of Series E convertible preferred stock. The Company needed to satisfy two sets of milestone conditions relating to further development and enhancement in marketing, product, and administrative activities for Ayar to provide funding under the SPAE.
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
NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of December 31, 2022 and 2021, there were no issued and outstanding shares of preferred stock.
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
On November 8, 2022, the Company entered into the Equity Distribution Agreement with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which the Company could offer and sell shares of its common stock having an aggregate offering price up to $600.0 million. During the year ended December 31, 2022, the Company issued 56,203,334 shares at a weighted average price per share of $10.68 and received net proceeds of $594.3 million after deducting commissions and other issuance costs of approximately $5.7 million. No shares remain available for sale under the Equity Distribution Agreement.

On November 8, 2022, the Company also entered into the Subscription Agreement, pursuant to which Ayar agreed to purchase from the Company, up to $915.0 million of shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company issued 85,712,679 shares to Ayar pursuant to the Subscription Agreement at a weighted average price per share of $10.68, and received aggregate proceeds of $915.0 million.

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
Treasury Stock

During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the year ended December 31, 2022.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of December 31, 2022 was as follows:

December 31, 2022
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	39,011,116
Restricted stock units outstanding	40,660,438
Shares available for future grants under equity plans	26,826,282
If-converted common shares from convertible note	36,737,785
Total shares of common stock reserved	187,585,621
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
NOTE 13 – STOCK-BASED AWARDS
Legacy Lucid 2021 Stock Incentive Plan
In January 2021, the Company’s Board of Directors adopted and the stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the Company’s 2014 Plan, adopted by the Board of Directors in May 2014 (the “2014 Plan”). The 10,526,235 shares reserved for future issuance under the 2014 Plan were removed and added to the share reserve under the 2021 Plan. The 2021 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted shares, restricted stock units (“RSU”), share appreciation rights, performance-based awards and cash-based awards to the Company’s employees, directors, and consultants.
Lucid 2021 Stock Incentive Plan and ESPP
In July 2021, the Company’s Board of Directors adopted and the stockholders approved the 2021 Incentive Plan (the “2021 Incentive Plan”), which includes an ESPP as an addendum. The 2021 Incentive Plan replaced the 2021 Plan. The 2021 Incentive Plan provides for the grant of restricted shares, non-qualified stock options, incentive stock options, unrestricted shares, stock appreciation rights, restricted stock units and cash awards. Shares of common stock underlying awards that are forfeited or cancelled generally are returned to the pool of shares available for issuance under the 2021 Incentive Plan.

The number of shares of common stock that remain available for issuance under the 2021 Incentive Plan, including the ESPP, was 26,826,282 as of December 31, 2022.
Stock Options
The Company’s outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest. Incentive stock options and non-statutory options generally vest over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity for the year ended December 31, 2022 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2021	64,119,902	$1.08	6.60	$2,370,666
Options exercised	(22,519,879)	0.79
Options canceled	(2,588,907)	1.93
Balance as of December 31, 2022	39,011,116	$1.19	6.52	$224,721
Options vested and exercisable as of December 31, 2022	29,534,568	$1.03	6.14	$173,872
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of common shares. The aggregate intrinsic value of options exercised was approximately $475.5 million, $206.7 million and $8.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The total fair value of stock options granted during the years ended December 31, 2021 and 2020, was approximately $24.0 million and $14.8 million, respectively, which is recognized over the respective vesting periods. No stock options were granted during the year ended December 31, 2022. The total fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020, was approximately $5.5 million, $6.2 million and $3.9 million, respectively.
The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the assumptions the Company utilized to record compensation expense for stock options granted during the year ended December 31, 2021 and 2020, was as follows:

	Year ended December 31,
	2021	2020
Weighted average volatility	48.4%	59.0%
Expected term (in years)	6.6	5.9
Risk-free interest rate	1.45%	0.75%
Expected dividends	$—	$—
As of December 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $5.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.
RSUs
A summary of RSUs activity for the year ended December 31, 2022 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2021	32,210,200	16,024,411	48,234,611	$20.45
Granted	21,332,603	—	21,332,603	17.04
Vested	(11,656,996)	(13,934,271)	(25,591,267)	19.56
Cancelled/Forfeited	(3,315,509)	—	(3,315,509)	18.52
Balance as of December 31, 2022	38,570,298	2,090,140	40,660,438	$19.38

Time-based RSUs granted prior to the Closing of Merger are subject to both performance-based and service-based vesting conditions. The performance condition was satisfied upon the Closing of the Merger, and the service condition will be met generally over 4.0 years. The Company granted 13,834,748 shares of the time-based RSUs to the CEO that will vest in sixteen equal quarterly installments, beginning on December 5, 2021, and are subject to continuous employment. The service condition for 25% of the Company’s non-CEO RSUs granted prior to the Closing of Merger was satisfied 375 days after the Closing. The remaining RSUs will be satisfied in equal quarterly installments thereafter, subject to continuous employment. The Company recognizes compensation expense for these time-based RSUs on a graded vesting schedule over the requisite vesting period. Fair value of these time-based RSUs was measured using the fair value of the Company’s common stock on the date of the grant, as based on the market price of Churchill’s stock adjusted for the expected exchange ratio at the time, and discounted for lack of marketability.
Time-based RSUs granted subsequent to the Closing of Merger are only subject to service-based vesting conditions and the compensation expense is recognized on a straight-line basis over the requisite service period. The fair value of these time-based RSUs granted after the Closing of the Merger was measured using the fair value of the Company’s common stock on the date of the grant.

As of December 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $524.5 million, which is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of time-based RSUs vested during the years ended December 31, 2022 and 2021 was $190.9 million and $50.5 million, respectively. There was no time-based RSU vested for the year ended December 31, 2020.
All performance-based RSUs granted to the CEO are subject to performance and market conditions. The performance condition was satisfied upon the closing of the Merger. The market conditions will be satisfied and vest in five tranches based on the achievement of market capitalization goals applicable to each tranche over a six-month period subject to the CEO’s continuous employment through the applicable vesting date. Any CEO performance-based RSUs that have not vested within five years after the Closing will be forfeited. The fair value of these performance-based RSUs was measured on the grant date, March 27, 2021, using a Monte Carlo simulation model, with the following assumptions:

Weighted average volatility	60.0%
Expected term (in years)	5.0
Risk-free interest rate	0.9%
Expected dividends	—
The Company recognizes compensation expense using a graded vesting attribution method over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. We recorded stock-based compensation expense of $85.4 million for the four tranches during the year ended December 31, 2022, and no such expense was recognized during the year ended December 31, 2021. As of December 31, 2022, the unamortized expense for the fifth tranche, representing 2,090,140 RSUs, was $8.2 million which will be recognized over a period of 0.7 years. The total fair value of performance-based RSUs vested during the year ended December 31, 2022 was $315.3 million. There are no performance-based RSUs vested for the years ended December 31, 2021 and 2020. For the year ended December 31, 2022, the Company withheld approximately 9.4 million shares of common stock by net settlement to meet the related tax withholding requirements related to the CEO time-based and performance-based RSUs, and nil for the years ended December 31, 2021 and 2020.
ESPP
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date.
If the market value of our common stock on the purchase date is lower than the market value at the beginning of the offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering resulting in a reset of the offering price and a modification charge to be recognized over the new offering period. During the year ended December 31, 2022, there were two ESPP resets that resulted in modification charges of $19.9 million, which are being recognized until the new offering period ending in November 2024.
The Company issued 2,106,158 shares at a weighted-average price of $11.66 for the year ended December 31, 2022. No shares were issued during the year ended December 31, 2021. As of December 31, 2022, unrecognized stock-based compensation cost related to the ESPP was $41.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Stock-Based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$41,753	$8,737	$213
Research and development	151,549	137,303	3,724
Selling, general and administrative	230,198	370,717	677
Total	$423,500	$516,757	$4,614
Total stock-based compensation expense for the year ended December 31, 2021 included $383.2 million stock-based compensation expense related to the RSUs and $123.6 million stock-based compensation expense related to the Series E convertible preferred stock issuance in March 2021 and April 2021. Refer to Note 7 “Contingent Forward Contracts” and Note 10 “Convertible Preferred Stock” for more information.
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
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classified this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of December 31, 2022, assets and liabilities associated with the finance lease were $79.3 million and $81.1 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded the sales proceeds received as a financial liability within Other long-term liabilities on our consolidated balance sheets as of December 31, 2022.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s consolidated balance sheets (in thousands):

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$215,160	$161,974

Other current liabilities	$11,269	$11,056
Other long-term liabilities	243,843	185,323
Total operating lease liabilities	$255,112	$196,379

Finance leases:
Property, plant and equipment, net	$90,386	$10,567
Total finance lease assets	$90,386	$10,567

Finance lease liabilities, current portion	$10,586	$4,183
Finance lease liabilities, net of current portion	81,336	6,083
Total finance lease liabilities	$91,922	$10,266
The components of lease expense are as follows within the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease expense:
Operating lease expense (1)	$44,617	$31,097
Variable lease expense	1,712	2,406

Finance lease expense:
Amortization of leased assets	$4,812	$3,020
Interest on lease liabilities	2,453	460
Total finance lease expense	$7,265	$3,480
Total lease expense	$53,594	$36,983
(1) Excluded short-term leases, which were immaterial.
Other information related to leases where the Company is the lessee was as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	7.6	7.8
Finance leases	3.5	2.5

Weighted-average discount rate:
Operating leases	10.52%	10.98%
Finance leases	5.57%	5.58%

Supplemental cash flow information related to leases where the Company is the lessee is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,482	$10,019
Operating cash flows from finance leases (interest payments)	509	460
Financing cash flows from finance leases	4,977	3,088
Leased assets obtained in exchange for new operating lease liabilities	73,502	84,078
Leased assets obtained in exchange for new finance lease liabilities	84,392	9,693

As of December 31, 2022, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$38,064	$10,937
2024	54,504	8,340
2025	53,838	6,619
2026	50,434	82,488
2027	44,039	117
Thereafter	146,784	37
Total minimum lease payments	387,663	108,538
Less: Interest	(132,551)	(16,616)
Present value of lease obligations	255,112	91,922
Less: Current portion	(11,269)	(10,586)
Long-term portion of lease obligations	$243,843	$81,336
As of December 31, 2022, the Company entered into additional leases for facilities and equipment that have not yet commenced with undiscounted future lease payments of $26.8 million. The leases are expected to commence over the next twelve months.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2022 and 2021, the Company had $593.9 million and $286.0 million, respectively, in commitments related to AMP-1 and AMP-2 plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of December 31, 2022 and 2021.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. The estimated future payments having a remaining term in excess of one year as of December 31, 2022 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment(1)
2023	$310,399
2024	327,680
2025	430,036
2026	703,715
2027	703,205
Thereafter	2,709,173
Total	$5,184,208
(1) Included minimum purchase commitment of approximately $5.0 billion of battery cells from Panasonic Energy Co., Ltd. and certain of its affiliates.

Legal Matters
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.
Beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022 and that motion was granted on January 11, 2023, with Plaintiffs being provided the ability to seek leave to amend. On January 30, 2023, Plaintiffs filed a Motion for Leave to Amend which is currently set for a hearing on March 7, 2023. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the Complaint will be successful or that it will avoid liability in these matters.
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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases and utilities infrastructure in the amount of $52.5 million and $30.4 million as of December 31, 2022 and 2021, respectively, for which no liabilities are recorded on the consolidated balance sheets.
NOTE 16 - INCOME TAXES
The components of loss before provision for (benefit from) income taxes for the years ended December 31, 2022, 2021 and 2020, are as follows (in thousands):

	2022	2021	2020
Loss subject to domestic income taxes	$(1,306,245)	$(2,580,324)	$(719,636)
Income subject to foreign income taxes	2,164	612	68
	$(1,304,081)	$(2,579,712)	$(719,568)
The Company recorded $0.4 million and immaterial amount of provision for income taxes for the years ended December 31, 2022 and 2021, respectively, and $(0.2) million of benefit from income taxes for the year ended December 31, 2020. The Company recorded provision for (benefit from) income taxes in connection with its domestic, state, and foreign subsidiaries for the years ended December 31, 2022, 2021 and 2020, respectively, as follows (in thousands):

	2022	2021	2020
Current
Federal	$—	$18	$—
State	14	4	5
Foreign	365	27	(193)
Total current tax expense (benefit)	$379	$49	$(188)
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense (benefit)	$—	$—	$—
Total Provision for (benefit from) income taxes	$379	$49	$(188)

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(0.6)	(2.9)	(0.2)
Change in fair value of warrant liability	20.2	(8.5)	(3.4)
Tax-exempt interest	0.4	—	—
Nondeductible expenses	0.4	(0.3)	(0.1)
Tax credits	1.4	0.7	2.8
Change in valuation allowance	(42.8)	(10.0)	(20.1)
Provision for (benefit from) income taxes	—%	—%	—%

The effective tax rate was 0.0% for the years ended December 31, 2022, 2021 and 2020. The amount of provision for (benefit from) income taxes differs from the expected benefit due to the impact of the U.S. valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2022 and 2021, are as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$974,097	$519,410
Tax credit carryforwards	104,678	71,783
Stock-based compensation expense	26,438	22,559
Capitalization of research and development costs	174,564	—
Accruals and reserves	100,622	59,894
Lease Liability	84,635	52,592
Other	19,037	8,547
Total deferred tax assets	1,484,071	734,785
Valuation allowance	(1,374,265)	(672,898)
Total deferred tax assets, net of valuation allowance	109,806	61,887
Deferred tax liabilities:
Depreciation	(39,618)	(20,180)
Right-of-use assets	(70,188)	(41,707)
Total deferred tax liabilities	(109,806)	(61,887)
Deferred tax assets (liabilities), net of valuation allowance	$—	$—
The Company does not provide deferred tax liabilities when it intends to reinvest earnings of its foreign subsidiaries indefinitely. As of December 31, 2022 and 2021, the Company has no undistributed earnings from its foreign subsidiaries.
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
Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, as of December 31, 2022 and 2021, the Company provided a full valuation allowance against its U.S. and state deferred tax assets. The valuation allowance for deferred tax assets was $1,374.3 million and $672.9 million, as of December 31, 2022 and 2021, respectively. The valuation allowance on our net deferred taxes increased by $701.4 million and $312.3 million during the years ended December 31, 2022 and 2021, respectively.

The Company had federal, state, and foreign net operating loss carryforwards of approximately $3,696.1 million, $2,492.0 million, and $2.0 million, respectively, as of December 31, 2022, which will begin to expire at various dates beginning in 2023. The Company also had federal and state tax research and development tax credit carryforwards of approximately $117.9 million and $91.4 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in 2036, if not utilized. The state research and development tax credit carryforwards do not expire.
The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and certain credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and certain credits may be limited as prescribed under.

Internal Revenue Code Section 382, which provide for limitations on net operating losses carryforwards and certain built in losses following ownership changes, and Section 383, which provides for special limitations on certain excess credits, etc. (collectively, “IRC Section 382”). Utilization of the carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions, resulting in a reduction in the gross deferral tax assets before considering the valuation allowance. We have completed a formal Section 382 study of our equity transactions through December 31, 2020. The study determined that we experienced an “ownership change” in 2016, and we will not be able to utilize approximately $12.0 million of our gross U.S. federal NOL and $15.0 million of gross U.S. federal research and development tax credit (or $3.0 million in net credit) carryforwards.
The Company files U.S., state, and foreign income tax returns with varying statutes of limitations. The federal, state, and foreign returns statute of limitations remains open for tax years from 2008 and thereafter. There are currently no income tax audits underway by U.S., state, or foreign tax authorities.
Uncertain Tax Positions
As of December 31, 2022, 2021 and 2020, the total amount of unrecognized tax benefits was approximately $105.2 million, $72.3 million, and $42.9 million, respectively, of which $0.6 million, $0.5 million and $2.6 million, if recognized for respective periods, would favorably impact the Company's effective tax rate. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits within the next 12 months.
The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Unrecognized benefit—beginning of period	$72,330	$42,894	$20,635
Gross increases—prior-period tax positions	—	—	21
Gross decreases—prior-period tax positions	—	—	(2)
Gross increases—current-period tax positions	32,916	31,336	22,382
Gross decrease—current-period tax positions	—	—	—
Statute lapse	(12)	(1,900)	(142)
Unrecognized benefit—end of period	$105,234	$72,330	$42,894
Related to the unrecognized tax benefits above, the Company recognized immaterial interest expense and penalty expense as part of provision for (benefit from) income taxes in the consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company has recognized a liability for immaterial interest expense and penalties, which was included within Other long-term liabilities in the consolidated balance sheets.
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

Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(1,304,460)	$(2,579,761)	$(719,380)
Deemed contribution related to repurchase of Series B convertible preferred stock	—	—	1,000
Deemed contribution related to repurchase of Series C convertible preferred stock	—	—	12,784
Deemed dividend related to the issuance of Series E convertible preferred stock	—	(2,167,332)	—
Net loss attributable to common stockholders, basic	(1,304,460)	(4,747,093)	(705,596)
Change in fair value of dilutive warrants	(1,254,218)	—	—
Net loss attributable to common stockholders, diluted	$(2,558,678)	$(4,747,093)	$(705,596)

Weighted-average shares outstanding, basic	1,678,346,079	740,393,759	24,825,944
Private Placement Warrants using the treasury stock method	14,912,529	—	—
Weighted-average shares outstanding, diluted	1,693,258,608	740,393,759	24,825,944

Net loss per share:
Basic	$(0.78)	$(6.41)	$(28.42)
Diluted	$(1.51)	$(6.41)	$(28.42)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Year Ended December 31,
Excluded Securities	2022	2021	2020
Convertible preferred stock (on an as-converted basis)	—	—	957,159,704
Convertible preferred stock warrants (on an as-converted basis)	—	—	1,546,799
Private Placement Warrants to purchase common stock	—	44,350,000	—
Options outstanding to purchase common stock	39,011,116	64,119,902	70,675,318
RSUs outstanding	38,570,298	32,210,200	—
Employee stock purchase plan	11,826,419	—	—
If-converted common shares from convertible note	36,737,785	36,737,785	—
Total	126,145,618	177,417,887	1,029,381,821
The 2,090,140 and 16,024,411 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market conditions have not been satisfied as of December 31, 2022 and 2021, respectively.
NOTE 18 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contribution to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020.
NOTE 19 - RELATED PARTY TRANSACTIONS
Public Investment Fund Internship Agreement
In July 2021, we entered into an agreement with PIF, which is an affiliate of Ayar, to implement a recruitment and talent development program pursuant to which we agreed to evaluate, employ and train participants nominated by PIF during six-month internships, and PIF agreed to reimburse us for expenses related to participant wages, visa fees, medical insurance, airfare and housing incurred by us. The program ended during the year ended December 31, 2022. The expenses incurred under the agreement were $1.0 million for the year ended December 31, 2022 and the amount due from PIF was $1.0 million as of December 31, 2022. No expenses were incurred during the year ended December 31, 2021.

Professional Services Contract
In December 2021, we entered into an agreement with The Klein Group, LLC (“Klein”), an affiliate of Churchill Sponsor IV LLC who owns more than 5% of our common stock. Pursuant to the agreement, Klein will provide strategic advice and assistance in connection with capital markets and other strategic matters. The costs incurred under the agreement were $1.3 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively.
Lease
In February 2022, we entered into a lease agreement with KAEC, a related party of PIF, which is an affiliate of Ayar, for our first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in Year 2047. As of December 31, 2022, the right-of-use assets and lease liabilities related to this lease were $4.8 million and $5.4 million, respectively. The lease expense recorded for the year ended December 31, 2022 was immaterial.
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
Ministry of Investment of Saudi Arabia (“MISA”) Agreements
In February 2022, Lucid LLC entered into agreements with MISA, a related party of PIF, which is an affiliate of Ayar, pursuant to which MISA has agreed to provide economic support for certain capital expenditures in connection with Lucid LLC’s on-going design and construction of AMP-2. The support by MISA is subject to Lucid LLC’s completion of certain milestones related to the construction and operation of AMP-2. Following the commencement of construction, if operations at the plant do not commence within 30 months, or if the agreed scope of operations is not attained within 55 months, MISA may suspend availability of subsequent support.
Pursuant to the agreements, MISA has the right to require Lucid LLC to transfer the ownership of AMP-2 to MISA, at the fair market value thereof, minus an amortized value of the support provided in the event of customary events of default including abandonment or material and chronically low utilization of AMP-2. Alternatively, Lucid LLC is entitled to avoid the transfer of the ownership of AMP-2 by electing to pay such amortized value. The agreements will terminate on the fifteenth anniversary of the commencement of completely-built-up (“CBU”) operations at AMP-2 at the latest.
During the year ended December 31, 2022, the Company received support of SAR 366 million (approximately $97.3 million) in cash, of which $64.0 million was recorded as deferred liability within Other long-term liabilities and $33.3 million was recorded as a deduction in calculating the carrying amount of the related assets on the consolidated balance sheet. There are no unfulfilled conditions and contingencies attached to the payments received. Payment receipts are classified as investing cash inflows on the consolidated statements of cash flows.
GIB Facility Agreement
In April 2022, Lucid LLC entered into the GIB Facility Agreement with GIB. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provides for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million). See Note 6 “Debt” for more information.
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred under these agreements were SAR 109.5 million (approximately $29.1 million) for the year ended December 31, 2022. Amounts due to Al Bawani under these agreements were SAR 42.1 million (approximately $11.2 million) as of December 31, 2022.
Subscription Agreement
On November 8, 2022, the Company entered into the Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company, up to $915.0 million shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company issued 85,712,679 shares at a weighted average price per share of $10.68, and received aggregate proceeds of $915.0 million. See Note 11 “Stockholders’ Equity” for more information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K.
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).
Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this Annual Report are listed in Item 8 of this Annual Report.
(a)(2)	No financial statement schedules are required to be filed as part of this Annual Report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Annual Report or is not required to be filed as the information is not applicable.
(a)(3)	The exhibits listed on the Exhibit Index to this Annual Report are incorporated herein by reference.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Air Merger Sub, Inc., and Atieva, Inc.	8-K	001-39408	July 26, 2021	2.1

3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39408	July 26, 2021	3.1

3.2	Amended and Restated Bylaws	8-K	001-39408	July 26, 2021	3.2

4.1	Specimen Class A Common Stock Certificate of Lucid Group, Inc.	8-K	001-39408	July 26, 2021	4.1

4.2	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herewith)	8-K	001-39408	August 4, 2020	4.1

4.3	Warrant Agreement, dated July 29, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp IV	8-K	001-39408	August 4, 2020	4.1

4.4	Indenture, dated as of December 14, 2021, between Lucid Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-39408	December 14, 2021	4.1

4.5	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.4 herewith)	8-K	001-39408	December 14, 2021	4.1

4.6	Description of Registrant’s Securities	10-K	001-39408	February 28, 2022	4.6

10.1^	Form of Indemnification Agreement	S-4/A	333-254543	May 14, 2021	10.22

10.2^	Lucid Group, Inc. 2021. Performance Bonus Plan	8-K	001-39408	July 26, 2021	10.25

10.3^	Lucid Group, Inc. 2021 Executive Severance Benefit Plan and Summary Plan Description	8-K	001-39408	July 26, 2021	10.26

10.4^	Form of Participation Agreement under the Lucid Group, Inc. 2021 Executive Severance Benefit Plan	8-K	001-39408	July 26, 2021	10.27

10.5^	Lucid Group, Inc. Amended and Restated 2021 Stock Incentive Plan (including the Lucid Group, Inc. 2021 Employee Stock Purchase Plan, attached thereto)	8-K	001-39408	June 13, 2022	10.1

10.6	Investor Rights Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Ayar Third Investment Company, Churchill Sponsor IV LLC and the other parties named therein	8-K	001-39408	February 23, 2021	10.1

10.7	Amendment No. 1 to the Investor Rights Agreement, dated November 8, 2022, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	November 8, 2022	10.2

10.8	Form of Subscription Agreement	8-K	001-39408	February 23, 2021	10.2

10.9	Amended and Restated Sponsor Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Churchill Sponsor IV LLC, and Michael Klein, Lee Jay Taragin, Glenn R. August, William J. Bynum, Bonnie Jonas, Mark Klein, Malcom S. McDermid and Karen G. Mills	8-K	001-39408	February 23, 2021	10.3

10.10	Promissory Note, dated as of February 22, 2021, by and between Churchill Capital Corp IV and Churchill Sponsor IV LLC	8-K	001-39408	February 23, 2021	10.4

10.11^	Form of Option Agreement under the Lucid Group, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.6

10.12^	Form of RSU Agreement under the Lucid Group, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.7

10.13^	Atieva, Inc. 2009 Share Plan	S-4	333-254543	March 22, 2021	10.8

10.14^	Form of Amended and Restated Notice of Share Option Grant under the Atieva, Inc. 2009 Share Plan	S-4	333-254543	March 22, 2021	10.9

10.15^	Atieva, Inc. 2014 Share Plan, as amended January 11, 2021	S-4	333-254543	March 22, 2021	10.10

10.16^	Form of Amended and Restated Notice of Share Option Grant under the Atieva, Inc. 2014 Share Plan	S-4	333-254543	March 22, 2021	10.11

10.17^	Atieva, Inc. 2021 Stock Incentive Plan, as amended February 22, 2021	S-4	333-254543	March 22, 2021	10.12

10.18^	Form of Stock Option Agreement under the Atieva, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.13

10.19^	Form of RSU Agreement under the Atieva, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.14

10.20^	Form of RSU Agreement under the Atieva, Inc. 2021 Stock Incentive Plan (for Rule 144 Affiliates)	S-4	333-254543	March 22, 2021	10.15

10.21^	Atieva USA, Inc. Severance Benefit Plan	S-4	333-254543	March 22, 2021	10.16

10.22	Lease by and between CADC Partners, LLC and Atieva USA, Inc., dated January 17, 2020	S-4	333-254543	March 22, 2021	10.19

10.23^	Transaction Bonus Letter Agreement, dated March 29, 2021	S-4/A	333-254543	May 14, 2021	10.23

10.24^	Notice of Restricted Stock Unit Grant, dated March 27, 2021	S-4/A	333-254543	May 14, 2021	10.24

10.25^	Offer of Employment to Sherry House, dated April 1, 2021	S-4/A	333-254543	May 14, 2021	10.25

10.26^	Offer of Employment to Gagan Dhingra, dated October 29, 2021	10-K	001-39408	February 28, 2022	10.27

10.27#	Loan Agreement, dated as of February 27, 2022, between Lucid LLC and Saudi Industrial Development Fund (English version only)	10-Q	001-39408	May 5, 2022	10.1

10.28#	Side Letter to Loan Agreement, dated as of February 27, 2022, between Lucid LLC and Saudi Industrial Development Fund (English version only)	10-Q	001-39408	May 5, 2022	10.2

10.29	Letter of Undertaking, dated as of April 20, 2022, between Lucid LLC and Ministry of Finance of the Kingdom of Saudi Arabia (English version only)	10-Q	001-39408	May 5, 2022	10.3

10.30	Credit Agreement, dated as of June 9, 2022, by and among Lucid Group, Inc., as the Borrower Representative, the other Borrowers party thereto from time to time, the Lenders and Issuing Banks from time to time party thereto and Bank of America, N.A., as Administrative Agent	8-K	001-39408	June 15, 2022	10.1

10.31	Facilities Letter, entered into as of April 29, 2022, between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)	10-Q	001-39408	August 3, 2022	10.2

10.32	Lease and Option to Purchase between Pinal County, as landlord, and Lucid USA, Inc., as tenant, dated August 10, 2022	10-Q	001-39408	November 8, 2022	10.1

10.33	Subscription Agreement, dated November 8, 2022, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	November 8, 2022	10.1

10.34#	General Terms and Conditions for Prototype and Production Parts and Services, effective as of December 1, 2022, by and between Lucid USA, Inc. and Panasonic Energy Co., Ltd.					X

10.35#
Production Pricing Agreement, effective as of December 1, 2022, by and between Lucid USA, Inc. and Panasonic Corporation of North America doing business as Panasonic Industrial Devices Sales Company of America
						X

10.36#	Production Pricing Agreement, effective as of December 1, 2022, by and between Lucid USA, Inc. and Panasonic Energy Corporation of North America					X

10.37
Affiliate Participation Agreement, effective as of December 1, 2022, by and between Panasonic Corporation of North America doing business as Panasonic Industrial Devices Sales Company of America and Lucid USA, Inc.
						X

10.38	Affiliate Participation Agreement, effective as of December 1, 2022, by and between Panasonic Energy Corporation of North America and Lucid USA, Inc.					X

14.1	Code of Business Conduct and Ethics of Lucid Group, Inc.	8-K	001-39408	July 26, 2021	14.1

21.1	List of Significant Subsidiaries of Lucid Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
^    Indicates management contract or compensatory plan
#    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: February 28, 2023	By:	/s/ Sherry House
Sherry House
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 28, 2023	By:	/s/ Peter Rawlinson
Peter Rawlinson
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2023	By:	/s/ Sherry House
Sherry House
Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2023	By:	/s/ Gagan Dhingra
Gagan Dhingra
Principal Accounting Officer

Date: February 28, 2023	By:	/s/ Andrew Liveris
Andrew Liveris
Director

Date: February 28, 2023	By:	/s/ Turqi Alnowaiser
Turqi Alnowaiser
Director

Date: February 28, 2023	By:	/s/ Glenn R. August
Glenn R. August
Director

Date: February 28, 2023	By:	/s/ Nancy Gioia
Nancy Gioia
Director

Date: February 28, 2023	By:	/s/ Frank Lindenberg
Frank Lindenberg
Director

Date: February 28, 2023	By:	/s/ Nichelle Maynard-Elliott
Nichelle Maynard-Elliott
Director

Date: February 28, 2023	By:	/s/ Anthony Posawatz
Anthony Posawatz
Director

Date: February 28, 2023	By:	/s/ Janet S. Wong
Janet S. Wong
Director