Form 10-Q
period 2023-03-31
Lucid Group, Inc.
filed 2023-05-08
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at May 2, 2023: 1,834,247,969

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to energy storage systems and automotive partnerships, technology, manufacturing capabilities and facilities, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our direct-to-consumer strategy, our financial and operating outlook, future market launches and international expansion, including our planned manufacturing facility in Saudi Arabia and related timing and value to us, our expectations regarding the Restructuring Plan, including with respect to timing, costs, and expected benefits, and our needs for additional financing. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, market, financial, political and legal conditions, including government closures of banks and liquidity concerns at other financial institutions, a potential global economic recession or other downturn and the ongoing conflict between Russia and Ukraine;
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

•risks associated with the Restructuring Plan, including the risk that the charges and expenditures may be greater than anticipated, the risk that the Restructuring Plan may adversely affect our internal programs and initiatives and our ability to recruit and retain skilled and motivated personnel, the risk that the Restructuring Plan may be distracting to employees and management, the risk that the Restructuring Plan may negatively impact our business operations, reputation, or ability to serve customers, and the risk that the Restructuring Plan may not generate their intended benefits to the extent or as quickly as anticipated;
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

“Board” or “Board of Directors” are to the board of directors of Lucid Group Inc., a Delaware corporation;

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

“common stock” are to the common stock of Lucid Group, Inc., par value $0.0001 per share;
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

“LPM-1” are to our Lucid Powertrain Manufacturing Plant-1 in Casa Grande, Arizona;

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

“Restructuring Plan” are to the Company’s restructuring plan to reduce the Company’s operating expenses that was announced on March 28, 2023;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$900,038	$1,735,765
Short-term investments	2,078,377	2,177,231
Accounts receivable, net	2,583	19,542
Inventory	1,017,570	834,401
Prepaid expenses	62,367	63,548
Other current assets	58,897	81,541
Total current assets	4,119,832	4,912,028
Property, plant and equipment, net	2,322,884	2,166,776
Right-of-use assets	213,193	215,160
Long-term investments	441,727	529,974
Other noncurrent assets	163,295	55,300
TOTAL ASSETS	$7,260,931	$7,879,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,746	$229,084
Accrued compensation	84,867	63,322
Finance lease liabilities, current portion	10,239	10,586
Other current liabilities	774,108	634,567
Total current liabilities	1,014,960	937,559
Finance lease liabilities, net of current portion	78,845	81,336
Common stock warrant liability	181,392	140,590
Long-term debt	1,993,113	1,991,840
Other long-term liabilities	360,770	378,212
Total liabilities	3,629,080	3,529,537
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 1,834,242,999 and 1,830,172,561 shares issued and 1,833,385,174 and 1,829,314,736 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	183	183
Additional paid-in capital	11,809,781	11,752,138
Treasury stock, at cost, 857,825 shares at March 31, 2023 and December 31, 2022	(20,716)	(20,716)
Accumulated other comprehensive loss	(7,537)	(11,572)
Accumulated deficit	(8,149,860)	(7,370,332)
Total stockholders’ equity	3,631,851	4,349,701
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,260,931	$7,879,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$149,432	$57,675

Costs and expenses
Cost of revenue	500,524	245,970
Research and development	229,803	186,076
Selling, general and administrative	168,770	223,159
Restructuring charges	22,496	—
Total cost and expenses	921,593	655,205

Loss from operations	(772,161)	(597,530)

Other income (expense), net
Change in fair value of common stock warrant liability	(40,802)	523,330
Interest income	40,005	—
Interest expense	(7,108)	(7,719)
Other income, net	667	956
Total other income (expense), net	(7,238)	516,567
Loss before provision for income taxes	(779,399)	(80,963)
Provision for income taxes	129	323
Net loss	(779,528)	(81,286)
Net loss attributable to common stockholders, basic	(779,528)	(81,286)
Change in fair value of dilutive warrants	—	(523,330)
Net loss attributable to common stockholders, diluted	$(779,528)	$(604,616)

Weighted average shares outstanding attributable to common stockholders
Basic	1,831,725,009	1,654,322,379
Diluted	1,831,725,009	1,681,545,859

Net loss per share attributable to common stockholders
Basic	$(0.43)	$(0.05)
Diluted	$(0.43)	$(0.36)

Other comprehensive income
Net unrealized gains on investments, net of tax	$4,035	$—
Comprehensive loss attributable to common stockholders	$(775,493)	$(81,286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2023	Shares	Amount
Balance as of January 1, 2023	1,829,314,736	$183	$11,752,138	$(20,716)	$(11,572)	$(7,370,332)	$4,349,701
Net loss	—	—	—	—	—	(779,528)	(779,528)
Net unrealized gains on investments, net of tax	—	—	—	—	4,035	—	4,035
Tax withholding payments for net settlement of employee awards	—	—	(6,499)	—	—	—	(6,499)
Issuance of common stock upon vesting of employee RSUs	1,870,073	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,200,365	—	2,181	—	—	—	2,181
Stock-based compensation	—	—	61,961	—	—	—	61,961
Balance as of March 31, 2023	1,833,385,174	$183	$11,809,781	$(20,716)	$(7,537)	$(8,149,860)	$3,631,851

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2022	Shares	Amount
Balance as of January 1, 2022	1,647,555,590	$165	$9,995,778	$(20,716)	$—	$(6,065,872)	$3,909,355
Net loss	—	—	—	—	—	(81,286)	(81,286)
Tax withholding payments for net settlement of employee awards	—	—	(182,265)	—	—	—	(182,265)
Issuance of common stock upon vesting of employee RSUs	7,081,008	1	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	12,103,110	1	9,113	—	—	—	9,114
Stock-based compensation	—	—	174,551	—	—	—	174,551
Balance as of March 31, 2022	1,666,739,708	$167	$9,997,176	$(20,716)	$—	$(6,147,158)	$3,829,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(779,528)	$(81,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,838	38,242
Amortization of insurance premium	10,263	7,499
Non-cash operating lease cost	5,830	4,104
Stock-based compensation	53,819	174,551
Inventory and firm purchase commitments write-downs	227,048	96,366
Change in fair value of common stock warrant liability	40,802	(523,330)
Other non-cash items	(19,050)	1,255
Changes in operating assets and liabilities:
Accounts receivable	17,009	2,281
Inventory	(354,154)	(303,022)
Prepaid expenses	(9,082)	20,523
Other current assets	22,193	(49,625)
Other noncurrent assets	(27,337)	(11,175)
Accounts payable	(66,174)	5,713
Accrued compensation	21,545	(3,607)
Operating lease liability	(5,837)	(3,099)
Other current liabilities	7,211	128,060
Other long-term liabilities	4,340	1,901
Net cash used in operating activities	(801,264)	(494,649)
Cash flows from investing activities:
Purchases of property, plant and equipment	(241,770)	(185,082)
Purchases of investments	(842,538)	—
Proceeds from maturities of investments	1,041,151	—
Proceeds from sale of investments	13,244	—
Proceeds from insurance claims	1,197	—
Net cash used in investing activities	(28,716)	(185,082)
Cash flows from financing activities:
Payment for short-term insurance financing note	—	(12,949)
Payment for finance lease liabilities	(1,427)	(1,201)
Proceeds from exercise of stock options	2,181	9,114
Tax withholding payments for net settlement of employee awards	(6,499)	(182,265)
Net cash used in financing activities	(5,745)	(187,301)
Net decrease in cash, cash equivalents, and restricted cash	(835,725)	(867,032)
Beginning cash, cash equivalents, and restricted cash	1,737,320	6,298,020
Ending cash, cash equivalents, and restricted cash	$901,595	$5,430,988

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$857	$312
Supplemental disclosure of non-cash investing and financing activity:
Decrease in purchases of property, plant and equipment included in Accounts payable and other current liabilities	$(19,812)	$(2,753)
Property, plant and equipment and right-of-use assets obtained through leases	$3,862	$10,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2023
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
Liquidity
The Company devotes its efforts to business planning, selling and servicing of vehicles, research and development, construction and expansion of manufacturing facilities, expansion of retail studios and service center capacities, recruiting of management and technical staff, acquiring operating assets, and raising capital.
From inception through March 31, 2023, the Company had incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2023 and 2022, the Company has incurred net losses of $779.5 million and $81.3 million, respectively. The Company had an accumulated deficit of $8.1 billion as of March 31, 2023.
In 2021, the Company completed the first phase of the construction of its Advanced Manufacturing Plant 1 in Casa Grande, Arizona (“AMP-1”). The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company continues to expand AMP-1, construct its planned Advanced Manufacturing Plant 2 in Saudi Arabia (“AMP-2”), and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, which is above and beyond the expected cash inflows from the initial sales of the Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
The Company’s existing sources of liquidity include cash, cash equivalents, investments, credit facilities and equity offering. Historically, the Company funded operations primarily with issuances of convertible preferred stock and convertible notes. Upon the completion of the Merger, the Company received $4,400.3 million in cash proceeds, net of transaction costs. In December 2021, the Company issued an aggregate principal amount of $2,012.5 million of 1.25% convertible senior notes due in December 2026.
In 2022, the Company entered into a loan agreement with the Saudi Industrial Development Fund (“SIDF”) with an aggregate principal amount of up to approximately $1.4 billion, a new five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with an initial aggregate principal commitment amount of up to $1.0 billion and revolving credit facilities (the “GIB Facility Agreement”) with Gulf International Bank (“GIB”) in an aggregate principal amount of approximately $266.1 million. The GIB Facility Agreement provided for two committed revolving credit facilities, of which $173.0 million was available as a bridge financing (the “Bridge Facility”) and $93.1 million was for general corporate purposes (the “Working Capital Facility”).
In March 2023, the Company amended the GIB Facility Agreement (together with the GIB Facility Agreement, the “Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed $266.4 million revolving credit facility (the “GIB Credit Facility”), which will bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. See Note 6 “Debt” for more information.

On November 8, 2022, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which the Company could offer and sell shares of its common stock having an aggregate offering price up to $600.0 million (the “At-the-Market Offering”). On November 8, 2022, the Company also entered into a subscription agreement (the “Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), pursuant to which Ayar agreed to purchase from the Company, up to $915.0 million of shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company completed its At-the-Market Offering program pursuant to the Equity Distribution Agreement for net proceeds of $594.3 million after deducting commissions and other issuance costs and also consummated a private placement of shares to Ayar pursuant to the Subscription Agreement for $915.0 million. No shares remain available for sale under the Equity Distribution Agreement. See Note 8 “Stockholders’ Equity” for more information.
Certain Significant Risks and Uncertainties

The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully electric vehicles and advanced electric vehicle powertrain components, including battery pack systems, (iii) expanding production and manufacturing at existing manufacturing facilities in Casa Grande, Arizona, (iv) phase 2 of construction at AMP-1 in Casa Grande, Arizona, (v) construction of AMP-2 in Saudi Arabia, and (vi) expansion of its retail studios and service centers capabilities throughout North America and across the globe. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing.
The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse impact on the Company’s future financial position, results of operations, and/or cash flows: changes in the overall demand for its products and services; advances and trends in new technologies; competitive pressures; acceptance of the Company’s products and services; litigation or claims against the Company based on intellectual property (including patents), regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its business operations.

A global economic recession or other downturn, whether due to inflation, ongoing conflict in Ukraine or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause the Company’s customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for the Company’s products may result in significant decreases in product sales, which in turn would have a material adverse impact on the Company’s business, prospects, financial condition and results of operations. Because of the Company’s premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on the Company compared to many of its electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of the Company’s suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to the Company, or meet the Company’s future demand. In addition, the deterioration of conditions in global credit markets may limit the Company’s ability to obtain external financing to fund its operations and capital expenditures on terms favorable to the Company, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q (the “Quarterly Report”) for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on February 28, 2023.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, useful lives of property, plant and equipment, fair value of common stock warrants, estimates of residual value guarantee (“RVG”) liability and deferred revenue related to over-the-air (“OTA”) software updates, fair value of common stock prior to the Merger and other assumptions used to measure stock-based compensation expense, and estimated incremental borrowing rates for assessing operating and financing leases. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$900,038	$1,735,765	$5,391,844	$6,262,905
Restricted cash included in Other current assets	1,557	1,555	13,312	10,740
Restricted cash included in Other noncurrent assets	—	—	25,832	24,375
Total cash, cash equivalents, and restricted cash	$901,595	$1,737,320	$5,430,988	$6,298,020
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
Revenue from Contracts with Customers
Vehicle Sales
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of electric vehicles to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified OTA software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally 4 years. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. At the time of revenue recognition, we reduce the transaction price and record a sales return reserve against revenue for estimated variable consideration related to future product returns. Such return rate estimates are based on historical experience and were not material for the three months ended March 31, 2023 and 2022.
Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partner in connection with its vehicle leasing program. Vehicle sales with RVG totaled $18.7 million and nil during the three months ended March 31, 2023 and 2022. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations. The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. As of March 31, 2023 and December 31, 2022, the RVG liability was not material.

Deferred revenue related to OTA and remarketing activities for vehicle sales were $18.5 million and $15.4 million as of March 31, 2023 and December 31, 2022, respectively.
Other
Other consists of revenue from non-warranty after-sales vehicle services and parts, sales of battery pack system, powertrain kits and retail merchandise.

Restructuring
The Company’s restructuring charges primarily consist of severance payments, employee benefits, employee transition and stock-based compensation expenses associated with management-approved restructuring plan. One-time employee termination benefits are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized over the future service period. Ongoing employee termination benefits are recognized when payments are probable and amounts are reasonably estimable. Other costs are recognized as incurred.
Except for the policy described above, there have been no significant changes to accounting policies during the three months ended March 31, 2023.
NOTE 3 - RESTRUCTURING
On March 28, 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company expects to substantially complete the Restructuring Plan by the end of the second quarter of 2023, subject to local law and consultation requirements. As a result of the Restructuring Plan, the Company expects to record total restructuring charges of approximately $24 million, primarily related to severance payments, employee benefits, employee transition and stock-based compensation.
During the three months ended March 31, 2023, the Company recorded charges of $22.5 million related to severance payments, employee benefits and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense. These charges were recorded within restructuring charges on the condensed consolidated statements of operations and comprehensive loss.
A summary of restructuring liabilities associated with the Restructuring Plan was as follows (in thousands):

Three Months Ended March 31, 2023
Restructuring liabilities - beginning of period	$—
Restructuring charges excluding non-cash items(1)	23,939
Restructuring liabilities - end of period	$23,939
(1) Excluded non-cash items of $1.4 million, which was net of accelerated stock-based compensation expense of $3.4 million and a reversal of $4.8 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of March 31, 2023, the restructuring liabilities of $23.9 million associated with the Restructuring Plan were included in accrued compensation on the condensed consolidated balance sheet. No payments were made during the three months ended March 31, 2023.
NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$562,444	$464,731
Work in progress	44,023	34,311
Finished goods	411,103	335,359
Total Inventory	$1,017,570	$834,401
Inventory was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including new vehicles available for sale and vehicles in transit to fulfill customer orders. During the three months ended March 31, 2023 and 2022, the Company recorded write-downs of $227.0 million and $96.4 million, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments.

Property, plant and equipment, net
Property, plant and equipment, net as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	March 31, 2023	December 31, 2022
Land and land improvements	$64,677	$64,677
Building and improvements	250,403	197,406
Machinery, Tooling and Vehicles	765,968	743,006
Computer equipment and software	61,763	48,899
Leasehold improvements	199,307	182,904
Furniture and fixtures	30,750	27,803
Finance leases	97,992	97,992
Construction in progress	1,175,910	1,077,179
Total Property, plant and equipment	2,646,770	2,439,866
Less accumulated depreciation and amortization	(323,886)	(273,090)
Property, plant and equipment, net	$2,322,884	$2,166,776
Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities including tooling, which is with outside vendors. Costs classified as construction in progress include all costs of obtaining the asset, installation of the asset, and bringing it to the location in the condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the asset is completed and is ready for its intended use. Construction in progress consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Machinery and tooling(1)	$628,358	$515,662
Construction of AMP-1 and AMP-2(1)	518,169	526,720
Leasehold improvements	29,383	34,797
Total construction in progress	$1,175,910	$1,077,179
(1) As of March 31, 2023 and December 31, 2022, $50.8 million and $33.3 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was recorded as a deduction to the AMP-2 construction in progress balance, respectively. See Note 15 “Related Party Transactions” for more information.
Depreciation and amortization expense was $49.8 million and $38.2 million for the three months ended March 31, 2023 and 2022, respectively. The amount of interest capitalized on construction in progress related to significant capital asset construction was $1.8 million and nil for the three months ended March 31, 2023 and 2022, respectively.

Other current liabilities
Other current liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Engineering, design, and testing accrual	$41,023	$28,686
Construction in progress	155,764	167,462
Accrued purchases(1)	228,112	157,162
Retail leasehold improvements accrual	19,224	9,099
Other professional services accrual	34,870	34,951
Tooling liability	17,532	21,714
Short-term borrowings	9,595	9,595
Operating lease liabilities, current portion	15,753	11,269
Reserve for loss on firm commitments(2)	71,797	22,640
Accrued warranty liability	10,813	10,464
Other current liabilities	169,625	161,525
Total Other current liabilities	$774,108	$634,567
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
(2) Primarily represent reserve for losses on firm inventory purchase commitments.
Other long-term liabilities
Other long-term liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities, net of current portion	$239,588	$243,843
Other long-term liabilities(1)	121,182	134,369
Total Other long-term liabilities	$360,770	$378,212
(1) As of March 31, 2023 and December 31, 2022, $46.5 million and $64.0 million of capital expenditure support received from MISA was recorded as deferred liability within other long-term liabilities, respectively. See Note 15 “Related Party Transactions” for more information.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

Three Months Ended March 31, 2023
Accrued warranty - beginning of period	$22,949
Warranty costs incurred	(8,260)
Provision for warranty(1)	11,186
Accrued warranty - end of period(2)	$25,875
(1) Accrued warranty balance as of March 31, 2023 included estimated costs related to the recalls identified.
(2) Accrued warranty balance of $10.8 million and $15.1 million were recorded within other current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheet as of March 31, 2023.

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
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash and cash equivalents	$356,602	$—	$—	$356,602	$356,602	$—	$—
Level 1:
Money market funds	434,842	—	—	434,842	434,842	—	—
U.S. Treasury securities	1,767,064	546	(6,193)	1,761,417	59,776	1,443,875	257,766
Subtotal	2,201,906	546	(6,193)	2,196,259	494,618	1,443,875	257,766
Level 2:
U.S. government agency securities	53,852	24	(74)	53,802	—	53,802	—
Certificates of deposit	110,152	54	(55)	110,151	—	110,151	—
Commercial paper	286,565	23	(91)	286,497	11,987	274,510	—
Corporate debt securities	418,602	545	(2,316)	416,831	36,831	196,039	183,961
Subtotal	869,171	646	(2,536)	867,281	48,818	634,502	183,961
Total assets measured at fair value	$3,427,679	$1,192	$(8,729)	$3,420,142	$900,038	$2,078,377	$441,727

	December 31, 2022
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash and cash equivalents	$321,667	$—	$—	$321,667	$321,667	$—	$—
Level 1:
Money market funds	1,377,540	—	—	1,377,540	1,377,540	—	—
U.S. Treasury securities	1,861,449	151	(9,431)	1,852,169	—	1,570,591	281,578
Subtotal	3,238,989	151	(9,431)	3,229,709	1,377,540	1,570,591	281,578
Level 2:
U.S. government agency securities	43,477	46	(18)	43,505	—	43,505	—
Certificates of deposit	174,037	67	(132)	173,972	—	173,972	—
Commercial paper	238,224	63	(122)	238,165	19,761	218,404	—
Corporate debt securities	438,148	208	(2,404)	435,952	16,797	170,759	248,396
Subtotal	893,886	384	(2,676)	891,594	36,558	606,640	248,396
Total assets measured at fair value	$4,454,542	$535	$(12,107)	$4,442,970	$1,735,765	$2,177,231	$529,974

During the three months ended March 31, 2023 and 2022, there were immaterial and no realized gains or losses on the sale of available-for-sale securities, respectively. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $5.8 million and $7.5 million as of March 31, 2023 and December 31, 2022, respectively, and was recorded in other current assets on our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	March 31, 2023
	Amortized cost	Estimated Fair Value
Within one year	$2,083,917	$2,078,377
After one year through three years	443,723	441,727
Total	$2,527,640	$2,520,104
Level 3 liabilities consist of common stock warrant liability of which the fair value was measured upon issuance and is remeasured at each reporting date. Level 3 liabilities also consist of residual value guarantee liabilities, of which the fair value measurement is nonrecurring and measured upon delivery of vehicles. The valuation methodology and underlying assumptions are discussed further in Note 2 “Summary of Significant Accounting Policies” and Note 7 “Common Stock Warrant Liability”. Significant increases (decreases) in the unobservable inputs used in determining the fair value would result in a significantly higher (lower) fair value measurement. The following table presents a reconciliation of the common stock warrant liability measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended March 31,
	2023	2022
Fair value-beginning of period	$140,590	$1,394,808
Change in fair value	40,802	(523,330)
Fair value-end of period	$181,392	$871,478
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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following is a summary of the 2026 Notes as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	(19.4)	(20.7)
Net Carrying Amount	$1,993.1	$1,991.8

Fair Value (Level 2)	$1,142.1	$1,041.5
The effective interest rate for the convertible note is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Contractual interest	$6.3	$6.3
Amortization of debt discounts and debt issuance costs	1.3	1.2
Interest expense	$7.6	$7.5
The 2026 Notes were not eligible for conversion as of March 31, 2023 and December 31, 2022. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of March 31, 2023 and December 31, 2022, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.

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
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.6 million) to SAR 1.77 billion (approximately $471.5 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of March 31, 2023 and December 31, 2022, no amount was outstanding under the SIDF Loan Agreement.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into the GIB Facility Agreement with GIB, maturing on February 28, 2025. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million). SAR 650 million (approximately $173.0 million) under the GIB Facility Agreement was available as the Bridge Facility for the financing of Lucid LLC’s capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.1 million) was available as the Working Capital Facility and might be used for general corporate purposes. Loans under the Bridge Facility and the Working Capital Facility had a maturity of no more than 12 months. The Bridge Facility beared interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility beared interest at a rate of 1.70% per annum over 1~3-month SAIBOR and associated fees.
On March 12, 2023, Lucid LLC entered into the Amended GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1 billion (approximately $266.4 million) GIB Credit Facility which may be used for general corporate purposes. Loans under the Amended GIB Credit Facility Agreement have a maturity of no more than 12 months and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees.
The Company is required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the GIB Credit Facility. Commitments under the Amended GIB Facility Agreement will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the Amended GIB Facility Agreement. The Amended GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of March 31, 2023, the Company had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 7.20%. As of March 31, 2023, availability under the GIB Credit Facility was SAR 963 million (approximately $256.7 million), after giving effect to the outstanding letters of credit. As of December 31, 2022, the Company had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 6.40% from the Working Capital Facility. As of December 31, 2022, available borrowings were SAR 650 million (approximately $173.0 million) and SAR 314 million (approximately $83.5 million) under the Bridge Facility and Working Capital Facility, respectively. The outstanding borrowings were recorded within other current liabilities on the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company was in compliance with applicable covenants under the Amended GIB Facility Agreement.

ABL Credit Facility
In June 2022, the Company entered into the ABL Credit Facility with a syndicate of banks that may be used for working capital and general corporate purposes. The ABL Credit Facility provides for an initial aggregate principal commitment amount of up to $1.0 billion (including a $350.0 million letter of credit subfacility and a $100.0 million swingline loan subfacility) and has a stated maturity date of June 9, 2027. Borrowings under the ABL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the ABL Credit Facility. Availability under the ABL Credit Facility is subject to the value of eligible assets in the borrowing base and is reduced by outstanding loan borrowings and issuances of letters of credit which bear customary letter of credit fees. Subject to certain terms and conditions, the Company may request one or more increases in the amount of credit commitments under the ABL Credit Facility in an aggregate amount up to the sum of $500.0 million plus certain other amounts. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the ABL Credit Facility.
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of March 31, 2023 and December 31, 2022, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $37.9 million and $37.4 million as of March 31, 2023 and December 31, 2022, respectively. Availability under the ABL Credit Facility was $483.8 million (including $39.7 million cash and cash equivalents) and $441.4 million (including $37.3 million cash and cash equivalents) as of March 31, 2023 and December 31, 2022, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets on condensed consolidated balance sheets and amortized over the facility term using the straight-line method. During the three months ended March 31, 2023, amortization of the deferred issuance costs and commitment fee were immaterial.
NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to fair value of $140.6 million as of December 31, 2022. The Private Placement Warrants remained unexercised and were remeasured to fair value of $181.4 million as of March 31, 2023. The Company recognized a loss of $40.8 million and a gain of $523.3 million for the three months ended March 31, 2023 and 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss.
The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and were as follows:

	March 31, 2023	December 31, 2022
Fair value of Private Placement Warrants per share	$4.09	$3.17

Assumptions used in the Black-Scholes option pricing model take into account the contract terms as well as the quoted price of the Company’s common stock in an active market. The volatility is based on the actual market activity of the Company’s peer group as well as the Company's historical volatility. The expected life is based on the remaining contractual term of the warrants, and the risk free interest rate is based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the warrants’ expected life. The level 3 fair value inputs used in the Black-Scholes option pricing models were as follows:

	March 31, 2023	December 31, 2022
Volatility	85.00%	80.00%
Expected term (in years)	3.3	3.6
Risk-free rate	3.74%	4.11%
Dividend yield	—%	—%

NOTE 8 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of March 31, 2023 and December 31, 2022, there were no issued and outstanding shares of preferred stock.
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
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the three months ended March 31, 2023 and 2022.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of March 31, 2023 was as follows:

March 31, 2023
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	36,450,296
Restricted stock units outstanding	46,154,593
Shares available for future grants under equity plans	19,807,360
If-converted common shares from convertible note	36,737,785
Total shares of common stock reserved	183,500,034

NOTE 9 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the three months ended March 31, 2023 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2022	39,011,116	$1.19	6.52	$224,721
Options exercised	(2,200,365)	1.00
Options canceled	(360,455)	2.90
Balance as of March 31, 2023	36,450,296	$1.19	6.27	$253,828
Options vested and exercisable as of March 31, 2023	29,237,493	$1.03	5.96	$206,986
As of March 31, 2023, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $4.7 million, which is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units (“RSUs”)
A summary of RSUs activity for the three months ended March 31, 2023 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2022	38,570,298	2,090,140	40,660,438	$19.38
Granted	9,280,865	—	9,280,865	8.42
Vested	(2,601,943)	—	(2,601,943)	22.09
Cancelled/Forfeited	(1,184,767)	—	(1,184,767)	18.64
Balance as of March 31, 2023	44,064,453	2,090,140	46,154,593	$17.04
As of March 31, 2023, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $525.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.
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
The Company recognizes compensation expense using a graded vesting attribution method over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. We recorded stock-based compensation expense of $85.4 million for the four tranches during the year ended December 31, 2022. As of March 31, 2023, the unamortized expense for the fifth tranche, representing 2,090,140 RSUs, was $5.4 million which will be recognized over a period of 0.5 years. For the three months ended March 31, 2023 and 2022, the Company withheld approximately 0.5 million and 8.0 million shares, respectively, of common stock by net settlement to meet the related tax withholding requirements related to the CEO time-based and performance-based RSUs.

Employee Stock Purchase Plan (“ESPP”)
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of March 31, 2023, unrecognized stock-based compensation cost related to the ESPP was $33.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock-Based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three months ended March 31, 2023 and 2022, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$574	$8,599
Research and development	27,983	49,756
Selling, general and administrative	26,705	116,196
Restructuring charges	(1,443)	—
Total	$53,819	$174,551
NOTE 10 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of March 31, 2023 and December 31, 2022, assets associated with the finance lease were $79.3 million. As of March 31, 2023 and December 31, 2022, liabilities associated with the finance lease were $74.7 million and $81.1 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded the sales proceeds received as a financial liability within other long-term liabilities on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$213,193	$215,160

Other current liabilities	$15,753	$11,269
Other long-term liabilities	239,588	243,843
Total operating lease liabilities	$255,341	$255,112

Finance leases:
Property, plant and equipment, net	$88,982	$90,386
Total finance lease assets	$88,982	$90,386

Finance lease liabilities, current portion	$10,239	$10,586
Finance lease liabilities, net of current portion	78,845	81,336
Total finance lease liabilities	$89,084	$91,922
The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense:
Operating lease expense(1)	$12,815	$9,578
Variable lease expense	445	778

Finance lease expense:
Amortization of leased assets	$1,405	$1,096
Interest on lease liabilities	1,244	145
Total finance lease expense	$2,649	$1,241
Total lease expense	$15,909	$11,597
(1) Excluded short-term leases, which were immaterial.
Other information related to leases where the Company is the lessee was as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	7.4	7.6
Finance leases	3.2	3.5

Weighted-average discount rate:
Operating leases	10.55%	10.52%
Finance leases	5.57%	5.57%

As of March 31, 2023, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remainder of the year)	$28,270	$6,856
2024	55,896	8,340
2025	55,269	6,619
2026	51,765	82,488
2027	43,935	117
Thereafter	146,868	37
Total minimum lease payments	382,003	104,457
Less: Interest	(126,662)	(15,373)
Present value of lease obligations	255,341	89,084
Less: Current portion	(15,753)	(10,239)
Long-term portion of lease obligations	$239,588	$78,845
As of March 31, 2023, the Company entered into additional leases for facilities and equipment that have not yet commenced with undiscounted future lease payments of $26.8 million. The leases are expected to commence over the next twelve months.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of March 31, 2023 and December 31, 2022, the Company had $534.0 million and $593.9 million, respectively, in commitments related to AMP-1 and AMP-2 plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of March 31, 2023 and December 31, 2022.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. The estimated future payments having a remaining term in excess of one year as of March 31, 2023 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment(1)
2023 (remainder of the year)	$138,209
2024	372,242
2025	431,710
2026	703,715
2027	703,205
Thereafter	2,709,174
Total	$5,058,255
(1) Included minimum purchase commitment of approximately $4.9 billion of battery cells from Panasonic Energy Co., Ltd. and certain of its affiliates.
Legal Matters
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.

Beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022 and that motion was granted on January 11, 2023, with Plaintiffs being provided the ability to seek leave to amend. On January 30, 2023, Plaintiffs filed a Motion for Leave to Amend which is currently pending before the court. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the Complaint will be successful or that it will avoid liability in these matters.
On December 3, 2021, the Company received a subpoena from the SEC requesting the production of certain documents related to an investigation by the SEC related to the business combination between the Company (f/k/a Churchill Capital Corp IV) and Legacy Lucid and certain projections and statements. The Company responded and fully cooperated with the SEC in its review. On April 27, 2023, SEC staff informed the Company that the SEC has concluded this matter and it does not intend to recommend an enforcement action by the SEC against the Company.
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
On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The complaints name as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters. The complaints in these actions seek certification of the actions as class actions, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company filed a Motion to Dismiss on February 23, 2023, which is pending before the court. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the complaint will be successful or that it will avoid liability in these matters.
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

Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $54.1 million and $52.5 million as of March 31, 2023 and December 31, 2022, respectively, for which no liabilities are recorded on the condensed consolidated balance sheets.
NOTE 12 - INCOME TAXES
The Company's provision from income taxes for interim periods is determined using its effective tax rate that arise during the period. The Company's quarterly tax provision is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, and tax law developments.
The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 0.0% and (0.4)%, respectively, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2023, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
NOTE 13 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders, basic	$(779,528)	$(81,286)
Change in fair value of dilutive warrants	—	(523,330)
Net loss attributable to common stockholders, diluted	$(779,528)	$(604,616)

Weighted-average shares outstanding, basic	1,831,725,009	1,654,322,379
Private Placement Warrants using the treasury stock method	—	27,223,480
Weighted-average shares outstanding, diluted	1,831,725,009	1,681,545,859

Net loss per share:
Basic	$(0.43)	$(0.05)
Diluted	$(0.43)	$(0.36)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	March 31,
Excluded Securities	2023	2022
Private Placement Warrants to purchase common stock	44,350,000	—
Options outstanding to purchase common stock	36,450,296	50,700,238
RSUs outstanding	44,064,453	34,235,618
Employee stock purchase plan	10,251,959	—
If-converted common shares from convertible note	36,737,785	36,737,785
Total	171,854,493	121,673,641

The 2,090,140 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market conditions have not been satisfied as of March 31, 2023 and 2022.
NOTE 14 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contribution to the 401(k) Plan for the three months ended March 31, 2023 and 2022.
NOTE 15 - RELATED PARTY TRANSACTIONS
Public Investment Fund Internship Agreement
In July 2021, we entered into an agreement with PIF, which is an affiliate of Ayar, to implement a recruitment and talent development program pursuant to which we agreed to evaluate, employ and train participants nominated by PIF during six-month internships, and PIF agreed to reimburse us for expenses related to participant wages, visa fees, medical insurance, airfare and housing incurred by us. The program ended during the year ended December 31, 2022. No expenses were incurred under the agreement during the three months ended March 31, 2023 and 2022, respectively. The amount due from PIF was nil and $1 million as of March 31, 2023 and December 31, 2022, respectively.
Lease
In February 2022, we entered into a lease agreement with KAEC, a related party of PIF, which is an affiliate of Ayar, for our first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in Year 2047. The right-of-use assets related to this lease was $4.8 million as of March 31, 2023 and December 31, 2022. The lease liabilities were $5.5 million and $5.4 million as of March 31, 2022 and December 31, 2022, respectively. The lease expense recorded for the three months ended March 31, 2023 and 2022 were immaterial.
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
In 2022, the Company received support of SAR 366 million (approximately $97.3 million) in cash. The Company recorded $46.5 million and $64.0 million as deferred liability within other long-term liabilities on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. The Company also recorded $50.8 million and $33.3 million as a deduction in calculating the carrying amount of the related assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. There were no unfulfilled conditions and contingencies attached to the payments received. In 2022, payment receipts were classified as investing cash inflows on the condensed consolidated statements of cash flows.
GIB Facility Agreement
In April 2022, Lucid LLC entered into the GIB Facility Agreement with GIB. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million).

On March 12, 2023, Lucid LLC entered into an amendment of the GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1 billion (approximately $266.4 million) GIB Credit Facility which may be used for general corporate purposes. See Note 6 “Debt” for more information.
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred under these agreements were SAR 62.1 million (approximately $16.6 million) for the three months ended March 31, 2023, and not material for the three months ended March 31, 2022. Amounts due to Al Bawani under these agreements were SAR 21.2 million (approximately $5.6 million) as of March 31, 2023, and SAR 42.1 million (approximately $11.2 million) as of December 31, 2022, respectively.
Subscription Agreement
On November 8, 2022, the Company entered into the Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company, up to $915.0 million shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company issued 85,712,679 shares at a weighted average price per share of $10.68, and received aggregate proceeds of $915.0 million. See Note 8 “Stockholders’ Equity” for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023. This discussion may contain forward-looking statements based upon Lucid’s current expectation, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, in Part II, Item 1A of this Quarterly Report.
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
We began delivering the Lucid Air to customers in October 2021. We expect to launch additional vehicles over the coming decade. We have already commenced design and engineering work for the Lucid Gravity, a luxury sports utility vehicle (“SUV”) that is expected to leverage and expand the technological advancements from the Lucid Air. We expect to begin production of the Lucid Gravity SUV in 2024. After the Lucid Air and the Lucid Gravity SUV, we plan to leverage and expand our technological and manufacturing advancements to develop and manufacture progressively higher-volume vehicle segments.
Potential Impact of an Economic Downturn on our Business
A global economic recession or other downturn, whether due to inflation, ongoing conflict in Ukraine or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”

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
In the current circumstances, any impact on our financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information regarding risks associated with the COVID-19 pandemic, including under the caption “The COVID-19 pandemic has adversely affected, and we cannot predict its ultimate impact on, our business, prospects, results of operations and financial condition.”
Key Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. The Lucid Air is designed with race-proven battery and powertrain technologies and robust performance together with a sleek exterior design and expansive interior space given our miniaturized key drivetrain components. We anticipate consumer demand for the Lucid Air based on its luxurious design, high-performance technology and sustainability leadership, and the growing acceptance of and demand for electric vehicles as a substitute for gasoline-fueled vehicles. We have received significant interest in the Lucid Air from potential customers.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe will allow us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales and marketing operations for sale of the Lucid Air, including to open studios, hire a sales force, invest in marketing and brand awareness, and stand up a service center operation. As of March 31, 2023, we have opened forty studios and service centers that are customer-facing, thirty-one in the United States (ten in California, three in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, Texas, Virginia and Washington, and one in each of Colorado, Michigan and New Jersey), four in Canada, one in Germany, one in Netherlands, one in Norway, one in Switzerland, and one in Saudi Arabia. We also expect to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we plan to manufacture and sell.
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
Technology Innovation
We develop in-house battery and powertrain technology, which requires us to invest a significant amount of capital in research and development. The electric vehicle market is highly competitive and includes both established automotive manufacturers and new entrants. To establish market share and attract customers from competitors, we plan to continue to make substantial investments in research and development for the commercialization and continued enhancements of the Lucid Air, the development of the Lucid Gravity SUV, and future generations of our electric vehicles and other products.

Inflationary Pressure
The U.S. economy has experienced increased inflation recently, including as a result of the COVID-19 pandemic. Our cost to manufacture a vehicle is heavily influenced by the cost of the key components and materials used in the vehicle, cost of labor, as well as cost of equipment used in our manufacturing facilities. As we continue our phased construction of our AMP-1 facility, increases in material and infrastructure equipment prices and cost of construction labor have led to higher capital expenditures.
Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$149,432	$57,675	$91,757	159%
We recognize vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, sales of battery pack system, powertrain kits and retail merchandise.
Revenue increased by $91.8 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily driven by an increase in deliveries of the Lucid Air vehicles.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Cost of revenue	$500,524	$245,970	$254,554	103%
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
Cost of revenue increased by $254.6 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to the increase in the manufacture and sale of the Lucid Air vehicles in 2023. We incurred significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production. In the near term, we expect our production volume of vehicles to continue to be significantly less than our manufacturing capacity. Additionally, we recorded write-downs of $227.0 million and $96.4 million in the three months ended March 31, 2023 and 2022, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.

Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Research and development	$229,803	$186,076	$43,727	23%
Selling, general and administrative	168,770	223,159	(54,389)	(24)%
Restructuring charges	22,496	—	22,496	*nm
Total operating expenses	$421,069	$409,235	$11,834	3%
*nm - not meaningful
Research and Development
Our research and development efforts have primarily focused on the development of our battery and powertrain technology, the Lucid Air, the Lucid Gravity SUV, and future generations of our electric vehicles. Research and development expenses consist primarily of materials, supplies and personnel-related expenses for employees involved in the engineering, designing, and testing of electric vehicles. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Research and development expenses also include prototype material, engineering, design and testing services, and allocated facilities costs, such as office and rent expense and depreciation expense, and other engineering, designing, and testing expenses.
Research and development expense increased by $43.7 million, or 23% for the three months ended March 31, 2023, as compared to the same period in the prior year. The increase was primarily attributable to an increase of $43.6 million for prototype material, engineering, design and testing services, partially offset by lower personnel-related expenses of $3.6 million ($20.8 million lower stock-based compensation expenses, offset by $17.2 million increase due to our growth in headcount).
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
Selling, general, and administrative expense decreased by $54.4 million, or 24% for the three months ended March 31, 2023, as compared to the same period in the prior year. The decrease was primarily attributable to lower personnel related expenses of $74.7 million ($89.5 million lower stock-based compensation expense mainly driven by the vesting of the four tranches of CEO performance-based awards during the three months ended March 31, 2022, offset by $14.8 million increase due to our growth in headcount), partially offset by increases in allocated facilities costs of $10.9 million, other general corporate expenses of $4.5 million, and higher utilization of contractors and professional fees of $4.4 million.
Restructuring Charges
On March 28, 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We expect to substantially complete the Restructuring Plan by the end of the second quarter of 2023, subject to local law and consultation requirements. As a result of the Restructuring Plan, we expect to record total restructuring charges of approximately $24 million, primarily related to severance payments, employee benefits, employee transition and stock-based compensation.
Restructuring charges of $22.5 million for the three months ended March 31, 2023 primarily related to severance payments, employee benefits and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.

Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$(40,802)	$523,330	$(564,132)	(108)%
Interest income	40,005	—	40,005	*nm
Interest expense	(7,108)	(7,719)	611	(8)%
Other income, net	667	956	(289)	(30)%
Total other income (expense), net	$(7,238)	$516,567	$(523,805)	(101)%
*nm - not meaningful
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
The Private Placement Warrants remained unexercised as of March 31, 2023. The liability was remeasured to fair value, resulting in a loss of $40.8 million and a gain of $523.3 million for the three months ended March 31, 2023 and 2022, respectively, and was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss . See Note 7 “Common Stock Warrant Liability” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Interest Income
Interest income of $40.0 million for the three months ended March 31, 2023 primarily consisted of interest, as well as amortization and accretion of purchase premiums and discounts on our investments of available-for-sale securities.
Interest Expense
Interest expense consists primarily of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, interest and commitment fee as well as amortization of issuance costs incurred associated with ABL Credit Facility and GIB Credit Agreement, and interest on our finance leases.
Interest expense decreased by $0.6 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to an increase in interest capitalized on construction in progress related to significant capital asset construction, partially offset by an increase in commitment fees from the five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”).
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
Other income (expense), net did not significantly fluctuate during the three months ended March 31, 2023 as compared to the same period in the prior year.
Provision for Income Taxes

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$129	$323	$(194)	(60)%

Our provision for income taxes consists primarily of U.S. state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
The provision for income taxes decreased by $0.2 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to changes in the mix of jurisdictional earnings.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2023, Lucid had approximately $3.4 billion of cash, cash equivalents and investments. Our sources of cash are predominantly from proceeds received upon the completion of the Merger, the issuance of convertible debt and proceeds from equity offerings.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity for at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) expanding production and manufacturing at existing manufacturing facilities in Casa Grande, Arizona, (iv) Phase 2 of construction at AMP-1 in Casa Grande, Arizona, (v) construction of AMP-2, (vi) expansion of retail studios and service centers, and (vii) other initiatives related to the sale of vehicles and/ or technology.
We anticipate our cumulative spending on capital expenditures to be in the range of $1.4 billion to $1.6 billion for the fiscal year 2023 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of March 31, 2023, our total minimum lease payments are $486.5 million, of which $35.1 million is due in 2023. We also have non-cancellable long-term commitments of $5.1 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 10 “Leases” and Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
2026 Notes
In December 2021, Lucid issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2023 and December 31, 2022, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
International Manufacturing Expansion
On February 27, 2022, we announced that we had selected King Abdullah Economic City (“KAEC”) in Saudi Arabia as the location of our first international manufacturing plant and signed related agreements with the Ministry of Investment of Saudi Arabia, the Saudi Industrial Development Fund, and the Economic City at KAEC. The operations at the new plant would initially consist of re-assembly of the Lucid Air vehicle “kits” pre-manufactured in the U.S. and, over time, production of complete vehicles.

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
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.6 million) to SAR 1.77 billion (approximately $471.5 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of March 31, 2023 and December 31, 2022, no amount was outstanding under the SIDF Loan Agreement.
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
In 2022, we received support of SAR 366 million (approximately $97.3 million) in cash. We recorded $46.5 million and $64.0 million as deferred liability within other long-term liabilities on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. We also recorded $50.8 million and $33.3 million as a deduction in calculating the carrying amount of the related assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. There were no unfulfilled conditions and contingencies attached to the payments received.
Gulf International Bank (“GIB”) Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million). SAR 650 million (approximately $173.0 million) under the GIB Facility Agreement was available as bridge financing (the “Bridge Facility”) of Lucid LLC’s capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.1 million) might be used for general corporate purposes (the “Working Capital Facility”). Loans under the Bridge Facility and the Working Capital Facility had a maturity of no more than 12 months. The Bridge Facility beared interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility beared interest at a rate of 1.70% per annum over 1~3-month SAIBOR and associated fees.

On March 12, 2023, Lucid LLC entered into an amendment of the GIB Facility Agreement (together with the GIB Facility Agreement, the “Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1 billion (approximately $266.4 million) revolving credit facility (the “GIB Credit Facility”) which may be used for general corporate purposes. Loans under the Amended GIB Credit Facility Agreement have a maturity of no more than 12 months and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees.
We are required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the GIB Credit Facility. Commitments under the Amended GIB Facility Agreement will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the Amended GIB Facility Agreement. The Amended GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of March 31, 2023, we had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 7.20%. As of March 31, 2023, availability under the GIB Credit Facility was SAR 963 million (approximately $256.7 million), after giving effect to the outstanding letters of credit. As of December 31, 2022, we had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 6.40% from the Working Capital Facility. As of December 31, 2022, available borrowings were SAR 650 million (approximately $173.0 million) and SAR 314 million (approximately $83.5 million) under the Bridge Facility and Working Capital Facility, respectively. The outstanding borrowings were recorded within other current liabilities on the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, we were in compliance with applicable covenants under the Amended GIB Facility Agreement.
ABL Credit Facility
In June 2022, we entered into the ABL Credit Facility with a syndicate of banks that may be used for working capital and general corporate purposes. The ABL Credit Facility provides for an initial aggregate principal commitment amount of up to $1.0 billion (including a $350.0 million letter of credit subfacility and a $100.0 million swingline loan subfacility) and has a stated maturity date of June 9, 2027. Borrowings under the ABL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the ABL Credit Facility. Availability under the ABL Credit Facility is subject to the value of eligible assets in the borrowing base and is reduced by outstanding loan borrowings and issuances of letters of credit which bear customary letter of credit fees. Subject to certain terms and conditions, we may request one or more increases in the amount of credit commitments under the ABL Credit Facility in an aggregate amount up to the sum of $500.0 million plus certain other amounts. We are required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the ABL Credit Facility.
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of March 31, 2023 and December 31, 2022, we were in compliance with applicable covenants under the ABL Credit Facility.
As of March 31, 2023 and December 31, 2022, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $37.9 million and $37.4 million as of March 31, 2023 and December 31, 2022, respectively. Availability under the ABL Credit Facility was $483.8 million (including $39.7 million cash and cash equivalents) and $441.4 million (including $37.3 million cash and cash equivalents) as of March 31, 2023 and December 31, 2022, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
At-the-Market Offering and Subscription Agreement
In December 2022, we completed our at-the-market offering program (the “At-the-Market Offering”) pursuant to the equity distribution agreement for net proceeds of $594.3 million after deducting commissions and other issuance costs and also consummated a private placement of shares to Ayar (“the Subscription Agreement”) pursuant to the Subscription Agreement for $915.0 million. See Note 8 “Stockholders’ Equity” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $8.1 billion and $7.4 billion as of March 31, 2023 and December 31, 2022, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(801,264)	$(494,649)
Cash used in investing activities	(28,716)	(185,082)
Cash used in financing activities	(5,745)	(187,301)
Net decrease in cash, cash equivalents, and restricted cash	$(835,725)	$(867,032)
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
Net cash used in operating activities increased by $306.6 million to $801.3 million during the three months ended March 31, 2023 compared to the same period in the prior year. The increase was primarily due to the increase in net loss excluding non-cash expenses and gains of $128.4 million and an overall increase in net operating assets and liabilities of $178.2 million. The change in net operating assets and liabilities was mainly attributable to decreases in other current liabilities and accounts payable due to timing of payments, partially offset by an increase in other current assets.
Cash Used in Investing Activities
Cash flows from investing activities primarily relate to purchases of investments and capital expenditures to support our growth. We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure.
Net cash used in investing activities decreased by $156.4 million to $28.7 million during the three months ended March 31, 2023 compared to the same period in the prior year. The decrease was primarily attributable to proceeds from maturities of investments of $1,041.2 million, partially offset by purchases of investments of $842.5 million, and an increase in capital expenditures of $56.7 million during the three months ended March 31, 2023 compared to the same period in the prior year.
Cash Used in Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the At-the-Market Offering, the private placement to Ayar, convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.

Net cash used in financing activities decreased by $181.6 million to $5.7 million during the three months ended March 31, 2023 compared to the same period in the prior year. The decrease was primarily attributable to $180.6 million of remittance for tax withholding obligations in connection with vesting of the CEO time-based and performance-based RSUs through net settlement during the three months ended March 31, 2022, and a decrease in proceeds from the exercises of stock options of $6.9 million during the three months ended March 31, 2023 compared to the same period in the prior year.
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
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and inflationary pressure.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our Cash and cash equivalents, restricted cash, and investments. We had cash, cash equivalents, restricted cash, and investments totaling approximately $3.4 billion as of March 31, 2023. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of March 31, 2023, a hypothetical 100 basis point increase in interest rates would result in approximately $12.3 million incremental decline in the fair market value of our portfolio.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, see the description set forth in the “Legal Matters” section in Note 11 “Commitments and Contingencies” to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.
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
•A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operation and financial condition.
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
•We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and the Lucid Gravity SUV, which could harm our business and prospects.
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
•If we fail to successfully construct or tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
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
•The loss of key employees or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
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
•anticipate and adapt to changing market conditions, including consumer demand for certain vehicle types, models or trim levels, technological developments and changes in competitive landscape; and
•successfully design, build, manufacture and market new variants and models of electric vehicles, such as the Lucid Gravity SUV.
We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.
We have incurred net losses each year since our inception, including net loss of approximately $0.8 billion for the three months ended March 31, 2023. As of March 31, 2023, our accumulated deficit was approximately $8.1 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Lucid Gravity SUV and other future products); raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. In addition, we expect to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities. As a company, we have limited historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. While we have announced the Restructuring Plan intended to reduce our operating expenses, there is no guarantee that the Restructuring Plan will generate its intended benefits and the charges and expenditures associated with the Restructuring Plan may be greater than anticipated. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition may be materially and adversely affected. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.

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
A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession or other downturn, whether due to inflation, ongoing conflict in Ukraine or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. Further, the immediate or prolonged effects of the COVID-19 pandemic could significantly affect government finances and, accordingly, the continued availability of incentives related to electric vehicle purchases and other governmental support programs.
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
We currently depend on revenue generated from a single vehicle model, the Lucid Air, and in the foreseeable future will be significantly dependent on a single or limited number of models. Although we have other vehicle models on our product roadmap, we currently do not expect to introduce another vehicle model for sale until 2024. We expect to rely on sales from the Lucid Air, among other sources of financing, for the capital that will be required to develop and commercialize those subsequent models. To the extent that production of the Lucid Air or future models is delayed or reduced, or if the Lucid Air or future models are not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.

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
We require qualified personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing, producing, selling, and servicing electric vehicles is intense, and we may not be able to identify, attract, integrate, train, motivate or retain sufficient highly qualified personnel in the future. Furthermore, the Restructuring Plan, which involves the reduction of our employee workforce, may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. The Restructuring Plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We also cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The failure to identify, attract, integrate, train, motivate and retain these employees could seriously harm our business and prospects. In addition, our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards to be received by the employees for any reason, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key employees were to separate their employment with us, such separation would likely increase the difficulty of managing our current operations and future growth and heighten the foregoing risks.
We also have limited experience to date in high volume manufacturing of our vehicles. We cannot assure our investors that we will be able to develop and implement efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. We have also experienced, and may continue to experience, internal and external logistics challenges with respect to our manufacturing and warehousing facilities, including disruption to manufacturing operations due to the consolidation of our logistics operations with our manufacturing operations at AMP-1. Any failure to develop and implement such manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully. In addition, our rapid growth, competitive real estate markets, and increasing rental rates, may impact our ability to obtain suitable space to accommodate our growing operations or to renew existing leases on terms favorable to us, if at all. Any failure to obtain or renew leases for real property on terms favorable to us when we need them may limit our growth, impact our operations and have an adverse impact on our financial condition. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.

We face risks associated with international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.
As we expand our international presence and operations, we will be increasingly subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we have been expanding and may continue to expand our sales, maintenance and repair services outside of the United States. We have also started the construction of AMP-2 in Saudi Arabia and may continue to further expand our manufacturing activities outside the United States. However, we have no experience to date manufacturing our vehicles outside of the United States, and such expansion will require us to make significant expenditures, including the hiring of local employees and establishing facilities and related systems and processes, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell, service and manufacture our vehicles, and require significant management attention. These risks include:
•conforming our vehicles to various international regulatory and homologation requirements where our vehicles are sold;
•establishing localized supply chains and managing international supply chain and logistics costs;
•establishing sufficient charging points for our customers in those jurisdictions, via partnerships or, if necessary, via development of our own charging networks;
•difficulty in staffing and managing foreign operations, especially in jurisdictions where no EV ecosystem exist and qualified personnel must be hired and relocated;
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
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the electric vehicle industry has grown, with the emergence of several companies that focus completely or partially on the electric vehicle market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. Electric vehicle manufacturers with which we compete include Tesla, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own electric vehicles in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales with luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. For example, some of our competitors have recently announced vehicle price reductions, which may result in downward price pressure and reduced demand for our vehicles. However, we may not be able to adjust our pricing strategies and even if we do adjust our pricing strategies, there can be no assurance that such adjustments will allow us to successfully compete against our competitors, which may have a material adverse effect on our brand, business, prospects, inventory levels, results of operations and financial conditions. We expect competition in our industry to significantly intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization, favorable governmental policies, macroeconomic uncertainty, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.
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
We expect to benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California and Arizona. We may also benefit from government loan programs. Any reduction, elimination or selective application of tax and other governmental programs and incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. For example, beginning in 2023, the Inflation Reduction Act of 2022 eliminated the $7,500 federal sales tax credit for sedans that have a manufacturer’s suggested retail price over $55,000. See “— We have received only a limited number of reservations and orders for the Lucid Air, all of which may be cancelled.”
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
Our vehicles are designed with advanced driver assistance system (“ADAS”) hardware and software. We have released a Lucid Air software update, and expect to launch the Lucid Gravity SUV, with Level 2 (partial automation) ADAS functionality, which we plan to upgrade with additional capabilities over time. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by NHTSA that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
ADAS technology is also subject to regulatory uncertainty, which exposes us to additional risks. See “— Risks Related to Litigation and Regulation — ADAS technology is subject to uncertain and evolving regulations.”
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
The COVID-19 pandemic has been a risk to our business, including through its impact on general economic conditions, manufacturing and supply chain operations, labor markets, changes in customer behavior, and global financial markets. The pandemic’s impact on economic conditions has led to a global decrease in vehicle sales in markets around the world. Its continued impact on the economy, even after the pandemic has subsided, may cause our customers to defer purchases, cancel their reservations and orders for our vehicles prior to delivery. See “—A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, financial condition and results of operations.”
The spread of COVID-19, or the outbreak of another pandemic, can disrupt our manufacturing operations and those of our suppliers. For example, the COVID-19 outbreak in China and the resulting lockdowns caused parts supply delays with some impact on manufacturing operations in Arizona in 2022. Such disruptions to us and our suppliers have negatively impacted, and could negatively impact in the future the production volume of the Lucid Air, as well other vehicles that we may introduce from time to time. Our manufacturing operations at a limited number of facilities in Casa Grande, Arizona concentrate this risk. In addition, broader impacts of the pandemic have included inflationary pressure, which impacts our cost structure.

The pandemic has resulted in the imposition of travel bans and restrictions, quarantines and business shutdowns due to localized spikes in COVID-19 cases, which have contributed to delays in the anticipated production schedule of the Lucid Air and potential development of future models. These measures pose numerous operational risks and logistical challenges to our business. In addition, regional, national and international travel restrictions have resulted in adverse impacts to our supply chain. For example, in certain instances, international travel restrictions have prevented our supply quality engineers from conducting in-person visits and parts production quality engineering with international suppliers, which has lengthened the time required to finalize and secure certain components of the Lucid Air. The transition of some of our personnel to a remote or hybrid workforce has also increased demand on our information technology resources and systems and increased data privacy and cybersecurity risks and increased risk of absenteeism.
The severity, magnitude and duration of the COVID-19 pandemic, or another pandemic, and the economic and regulatory consequences arising from it are rapidly changing and uncertain. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations.
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

Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and the Lucid Gravity SUV, which could harm our business and prospects.
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
Many of our vehicles are still in the development and/or testing phase and production of the Lucid Gravity SUV is not expected to begin until 2024, and may occur later or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of the Casa Grande manufacturing facilities, or other future manufacturing facilities.
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
The continued development of and the ability to manufacture our vehicles, including the Lucid Air and the Lucid Gravity SUV, are and will be subject to risks, including with respect to:
•our ability to ensure readiness of firmware features and functions to be integrated into the Lucid Air as planned and on the desired timeline;
•our ability to finalize release candidate specifications for the Lucid Gravity SUV as planned and on the desired timeline;
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
Any significant increases in our production may in the future require us to procure additional components in a short amount of time and our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers provide us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer. Alternatively, if our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments with suppliers with whom we have non-cancelable long-term purchase commitments. If we are unable to fully utilize our purchase commitments, we may face penalties or increased prices and there could be a material adverse effect on our results of operations.
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
As we scale commercial production of our vehicles or any future energy storage systems, we have experienced and may continue to experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. For example, as we continue our phased construction of our AMP-1 facility, we have experienced increases in material and infrastructure equipment prices and cost of construction labor. In addition, we use various materials in our business, including aluminum, steel, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion battery cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions, inflationary pressure and global demand for these materials, including as a result of increased production of electric vehicles, energy storage products by our competitors and the global supply chain crisis, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:
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
If we fail to successfully construct or tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
While we have completed the initial phase of construction at AMP-1, tooling our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. For example, the installation and production readiness of certain general assembly equipment for our Phase 2 expansion of AMP-1 has commenced but is expected to be delayed by supply chain issues and market conditions such as limited availability of qualified construction labor in Casa Grande, Arizona. In addition, we may encounter problems or disputes with our vendors for a variety of reasons, including for reasons beyond our control, and such disputes, with or without merit, could also cause significant delays and cost overruns. These risks could be exacerbated because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commencement of commercial production at AMP-1, we have hired and trained and continue to hire, retain, and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for the Lucid Air and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of the Lucid Gravity SUV or other future vehicles, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations. For example, a portion of our manufacturing facility in Casa Grande, Arizona, was not constructed in accordance with the contractual requirements. The facility is capable of supporting current production volumes, but it will require repair or remediation to support future production volumes. We have begun to repair or remediate these issues where possible without impacting manufacturing, and we plan to address the bulk of such repairs or remediation as part of the phased build-out of our Casa Grande facility. Although we do not currently expect that we will be required to take vehicle production offline or reduce our planned manufacturing volumes, the repairs or remediation are expected to entail significant costs, and we may be unable to recover some or all of such costs from the applicable contractor(s).

The construction of our facilities and our operations are also subject to review and inspection by officials in the jurisdictions where our facilities are located, including without limitation, fire officials and building construction officials. We have recently received results from inspections by local officials at our facilities, both existing and currently under construction, in Casa Grande, Arizona, citing failing marks, and we are actively engaged with the local authorities and have retained outside experts to address all of the specific issues identified by those officials as well as to devise means and methods that ensure an ongoing safe and compliant work environment. Failure to address issues raised by local authorities may result in government-ordered temporary cessation of our construction and/or production operations, which could require us to take vehicle production offline or reduce our planned manufacturing volumes, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
Unexpected malfunctions of the manufacturing plant components may significantly decrease our operational efficiency, including by forcing manufacturing shutdowns in order to conduct repairs or troubleshoot manufacturing problems. Our facilities may also be harmed or rendered inoperable by natural or man-made disasters, including but not limited to earthquakes, tornadoes, flooding, fire, power outages, sandstorms, environmental hazards and remediation, costs associated with decommissioning of equipment, labor disputes and strikes, lack of availability of qualified construction labor, difficulty or delays in obtaining governmental permits and licenses, damages or defects in electronic systems, industrial accidents or health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our vehicles for some period of time. The inability to produce our vehicles or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all, based on insurance market conditions or our evolving risk profile. Should operational risks materialize, they may result in the personal injury to or death of our workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
Our vehicles or the components installed therein have in the past and may in the future contain defects in design or manufacture that may cause them not to perform as expected or that may require repairs, recalls, or design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors when first introduced. If our vehicles contain defects in design or manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles such as bi-directional charging or ADAS features take longer than expected to become available, are legally restricted or become subject to additional regulation, our ability to develop, market and sell our products and services could be harmed. Although we will attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of our customers. Further, our limited operating history and limited field data reduce our ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale or lease to customers.
Any defects, delays or legal restrictions on vehicle features, or other failure of our vehicles to perform as expected, could harm our reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims or significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. Any such defects or noncompliance with legal requirements could also result in safety recalls. See “— Risks Related to Litigation and Regulation — We have in the past and may choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.” As a new entrant to the industry attempting to build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for our vehicles.
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
We have limited experience servicing or repairing our vehicles and their integrated software. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Furthermore, some vehicle repairs may be done via over-the-air software updates, which poses additional risks to the vehicles’ software if any issues arise during an update. In addition, we may partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers or develop and implement the necessary information technology infrastructure to support them. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our vehicles. We also have a limited network of locations to perform service and will also rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.
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
Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and/or use our vehicles, products and systems to (i) gain control of, (ii) change the functionality, user interface and performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products and systems. Advances in technology, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open-source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems are also vulnerable to damage or interruption from, among other things, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, or misuse, mistake or other attempts to harm our vehicles, products and systems. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. We may also be subject to certain laws and regulations, such as “Right to Repair” laws, that could require us to provide third-party access to certain vehicle and vehicle-connected systems. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers and/or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.

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
If we are unable to protect our products and systems (and the information stored in our systems) from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such problems or security breaches could have negative consequences for our business and future prospects, including compromise of vehicle integrity and physical safety, causing monetary losses, giving rise to liabilities under our contracts or to the owners of the applicable information, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property (including trade secrets). In addition, regardless of their veracity, reports of unauthorized access to our vehicles, systems or data, as well as other factors that may result in the perception that our vehicles, systems or data are vulnerable to being “hacked,” could negatively affect our brand. Some entities within the U.S. federal government, including certain Members of Congress and the National Highway Traffic Safety Administration (“NHTSA”), have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe (“UNECE”) has introduced new regulations governing connected vehicle cybersecurity, which became effective in January 2021 and apply in the European Union to all new vehicle types beginning in July 2022 and to all existing architectures/new vehicles from July 2024. Similar regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect our business in European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulation.
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

In addition, our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any over-the-air or other updates, may contain, errors, bugs, design defects or vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities may reside in third-party intellectual property or open-source software and/or be inherently difficult to detect and may only be discovered after code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to deploy updates to the software addressing any issues but our over-the-air update procedures fail to properly update the software, our customers will then be responsible for working with our service personnel to install such updates to the software, and their vehicle will be subject to these vulnerabilities until they do so. Any compromise of our intellectual property, proprietary information, systems or vehicles or inability to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, compromise of vehicle integrity and physical safety, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, results of operations, prospects and financial condition.
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
Risks Related to Our Employees and Human Resources
The loss of key employees or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. It is always possible that we could lose some key employees, especially if we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, or if the volatility of our stock price increases. In addition, the Restructuring Plan, which involves the reduction of our employee workforce, may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. The Restructuring Plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We also cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The replacement of any members of our senior management team or other key employees likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, but not limited to, in particular, engineers, and Arizona, where we have a substantial presence and a need for a large skilled repair, logistics, supply chain, and manufacturing workforce. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19 and the ongoing conflict in Ukraine. Our inability to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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

We will need to hire, retain, and train a significant number of employees for our business operations, and our business could be adversely affected by labor and union activities.
We will need to hire, retain, and train a significant number of employees to engage in full capacity commercial manufacturing operations and for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, retention, training and managing a large workforce, such as establishing and maintaining efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating and maintaining an effective company culture. Although the area surrounding our Casa Grande, Arizona manufacturing facilities is home to a highly trained workforce with experience in engineering and manufacturing, this workforce does not have significant experience with electric vehicle manufacturing, and related processes such as inventory management, logistics and quality control, and many jobs will require significant training and we may need to spend significant resources to ensure employees obtain and adhere to such training. Further, competition for employees in the Casa Grande, Arizona has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area. If we are unsuccessful in hiring, retaining, and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. For example, we have conducted several vehicle recalls due to a number of potential issues in the past and we may in the future voluntarily or involuntarily initiate additional recalls if any of our electric vehicles or components (including our batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may be unable to service and repair recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our electric vehicles and could also result in the loss of business to our competitors. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, results of operations and financial condition.
We are subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and adversely affect our business, results of operations, cash flows and financial condition.
From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, privacy, securities, tax, labor and employment, health and safety, our direct distribution model, environmental claims, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition. In the ordinary course of business, we have been the subject of complaints or litigation, including claims related to shareholders, business disputes, disability access, and employment matters.
For example, beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022 and that motion was granted on January 11, 2023, with Plaintiffs being provided the ability to seek leave to amend. On January 30, 2023, Plaintiffs filed a Motion for Leave to Amend, which is currently pending before the court. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the Complaint will be successful or that it will avoid liability in these matters.

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
On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The complaints name as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters. The complaints in these actions seek certification of the actions as class actions, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company filed a Motion to Dismiss on February 23, 2023, which is pending before the court. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the complaint will be successful or that it will avoid liability in these matters.
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
Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, hazardous materials, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and the Lucid Gravity SUV, which could harm our business and prospects.”
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
We expect to introduce certain ADAS technologies into our vehicles over time. ADAS technology is subject to regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which is beyond our control. There is a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that assume a human driver will be controlling the vehicle at all times. There are currently no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the United States and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations or may delay products or restrict self-driving features and availability, which could adversely affect our business. Our vehicles may not achieve compliance with the regulatory requirements in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our ADAS hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.
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

If any of our customers or indemnitees are alleged to have infringed, misappropriated or otherwise violated any third-party intellectual property, we would in general be required to defend or settle the litigation on their behalf. In addition, if we are unable to obtain licenses or modify our products or technologies to make them non-infringing, we might have to refund a portion of license fees paid to us and terminate those agreements, which could further exhaust our resources. In addition, we may pay substantial settlement amounts or royalties on future product sales to resolve claims or litigation, whether or not legitimately or successfully asserted against us. Even if we were to prevail in the actual or potential claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention and resources of our management and key employees from our business operations. Such disputes, with or without merit, could also cause potential customers to refrain from purchasing our products or otherwise cause us reputational harm and negative publicity.
Furthermore, many of our employees were previously employed by other automotive companies or by suppliers to automotive companies, or related industries. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may be enjoined from using certain technology, product, services, or knowledge or, we may lose valuable intellectual property or personnel. A loss of key employees, our trade secrets, or our other work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.
Some of our products contain open-source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.
We use open-source software, available from third parties, in our products and anticipate using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. While we monitor our use of open-source software, compliance with open source licenses by us and third party suppliers of software to us, and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred. Additionally, we could face claims from third parties claiming non-compliance, ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the re-engineering process successfully.
Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities. Moreover, some open-source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “ as-is” basis. There is typically no support available for open-source software, and we cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Financing and Strategic Transactions
We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.
We have funded our operations since inception primarily through equity and debt financings. For example, we issued approximately $2.0 billion of 1.25% convertible senior notes due 2026 in December 2021 (the “2026 Notes”), entered into a credit agreement that provides for a $1.0 billion senior secured asset-based revolving credit facility in June 2022 (the “ABL Credit Facility”), completed an “at-the-market” equity offering program for net proceeds of $594.3 million after deducting commissions and other issuance costs and consummated a private placement of common stock to Ayar for aggregate proceeds of $915.0 million in December 2022. In addition, we have, through our subsidiary, entered into a loan agreement with the Saudi Industrial Development Fund for an aggregate principal amount of up to SAR 5.19 billion in February 2022 (the “SIDF Loan Agreement”) and also entered into a revolving credit facility agreement with Gulf International Bank for an aggregate principal amount of SAR 1 billion in April 2022, which was amended in March 2023 (as amended, the “Amended GIB Facility Agreement”). We anticipate that we will need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to Peter Rawlinson, our Chief Executive Officer and Chief Technology Officer, that were previously granted to him in March 2021 through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on each vesting date. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
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
We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, including as a result of inflation, government closures of banks and liquidity concerns at other financial institutions, interest rate changes, the ongoing conflict between Ukraine and Russia and the COVID-19 pandemic, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations and financial condition.
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
In addition, under the SIDF Loan Agreement, the Amended GIB Facility Agreement, and the ABL Credit Facility, we are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on our ability to, among other things, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of assets (including dispositions of material intellectual property), consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions, consummate mergers and other fundamental changes, enter in to restrictive agreements or modify their organizational documents. Any debt financing secured by us in the future could also involve such covenants as well as additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our indebtedness immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
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
We may be unable to draw down the full amounts available under the ABL Credit Facility, the SIDF Loan Agreement and the Amended GIB Facility Agreement.
The ABL Credit Facility has an initial aggregate principal commitment amount of up to $1.0 billion. However, availability of the committed amounts under the ABL Credit Facility is subject to the value of the eligible borrowing base and we are currently able to draw down only a portion of the full amount available under the ABL Credit Facility. In addition, there is no guarantee that we will have sufficient eligible borrowing base in the future to be able to draw down the full amount available under the ABL Credit Facility. In addition, amounts committed under the SIDF Loan Agreement and the Amended GIB Facility Agreement are only available for certain specific purposes and subject to conditions on drawdowns. Any inability to draw down the full amounts committed under these facilities, should the need arise, may have an adverse effect on our cash flows and liquidity.
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
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2031. As of March 31, 2023, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of March 31, 2023, we maintain a full valuation allowance for our net deferred tax assets.
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
To implement, maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. To comply with the requirements of being a public company, we have undertaken, and expect to continue to further undertake in the future, various actions, such as hiring additional accounting staff and implementing new internal controls and procedures for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.
We ceased to be an emerging growth company, and now are required to comply with certain heightened reporting requirements, including those relating to auditing standards and disclosure about our executive compensation.
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to auditing standards and compensation disclosure. Prior to December 31, 2021, we were classified as an emerging growth company. As an emerging growth company, we were not required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosures regarding executive compensation required of larger public companies or (iv) hold nonbinding advisory votes on executive compensation. When we were an emerging growth company, we followed the exemptions described above. We also elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not have been comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our historical operating results if comparing us to such companies. In addition, because we relied on exemptions available to emerging growth companies, our historical public filings contained less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies.
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
We may be required to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, any of our stockholders could suffer a reduction in the value of their shares.
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
•general economic and political conditions, such as recessions, interest rates, pandemics (such as COVID-19), inflation, government closures of banks and liquidity concerns at other financial institutions, changes in diplomatic and trade relationships, fluctuations in foreign currency exchange rates, acts of war or terrorism, and natural disasters; and
•other risk factors listed in this section “Risk Factors.”
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the 2026 Notes regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including, the impact of the conflict between Ukraine and Russia, natural disasters, the COVID-19 pandemic, and any other global pandemics, as well as general economic, political and market conditions such as recessions, inflation, government closures of banks and liquidity concerns at other financial institutions, or interest rate changes, may seriously affect the market price of our common stock and other securities, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
As of March 31, 2023, PIF, both directly and indirectly through Ayar, held approximately 60.5% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
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

Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:
EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Company	8-K	001-39408	April 25, 2023	3.1

3.2	Second Amended and Restated Bylaws of the Company	8-K	001-39408	March 3, 2023	3.2

10.1	Amendment to the Credit Facility Agreement, entered into on March 12, 2023, between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)					X

10.3^	Lucid Group, Inc. Second Amended and Restated 2021 Stock Incentive Plan (including the Lucid Group, Inc. 2021 Employee Stock Purchase Plan, attached thereto)	8-K	001-39408	April 25, 2023	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
^ Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: May 8, 2023	By:	/s/ Sherry House
Sherry House
Chief Financial Officer