Form 10-Q
period 2023-06-30
Lucid Group, Inc.
filed 2023-08-07
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at August 1, 2023: 2,282,650,261

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to energy storage systems and automotive partnerships, technology, manufacturing capabilities and facilities, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our direct-to-consumer strategy, our financial and operating outlook, future market launches and international expansion, including our planned manufacturing facility in Saudi Arabia and related timing and value to us, our expectations regarding the Restructuring Plan, including with respect to timing, costs, and expected benefits, and our needs for additional financing. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, market, financial, political and legal conditions, including government closures of banks and liquidity concerns at other financial institutions, a potential global economic recession or other downturn and global conflicts or other geopolitical events;
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
•the effects of competition and the pace and depth of electric vehicle adoption generally on our business;
•changes in regulatory requirements, governmental incentives and fuel and energy prices;
•our ability to rapidly innovate;
•our ability to enter into or maintain partnerships with original equipment manufacturers, vendors and technology providers, including our ability to close our transaction with Aston Martin;
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

•risks associated with the Restructuring Plan, including the risk that the Restructuring Plan may adversely affect our internal programs and initiatives and our ability to recruit and retain skilled and motivated personnel, the risk that the Restructuring Plan may be distracting to employees and management, the risk that the Restructuring Plan may negatively impact our business operations, reputation, or ability to serve customers, and the risk that the Restructuring Plan may not generate their intended benefits to the extent or as quickly as anticipated;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,775,339	$1,735,765
Short-term investments	2,473,955	2,177,231
Accounts receivable, net	20,570	19,542
Inventory	849,781	834,401
Prepaid expenses	73,455	63,548
Other current assets	63,828	81,541
Total current assets	6,256,928	4,912,028
Property, plant and equipment, net	2,474,564	2,166,776
Right-of-use assets	223,890	215,160
Long-term investments	288,081	529,974
Other noncurrent assets	171,589	55,300
TOTAL ASSETS	$9,415,052	$7,879,238

LIABILITIES
Current liabilities:
Accounts payable	$140,083	$229,084
Accrued compensation	69,001	63,322
Finance lease liabilities, current portion	9,653	10,586
Other current liabilities	666,856	634,567
Total current liabilities	885,593	937,559
Finance lease liabilities, net of current portion	79,123	81,336
Common stock warrant liability	139,259	140,590
Long-term debt	1,994,391	1,991,840
Other long-term liabilities	356,846	378,212
Total liabilities	3,455,212	3,529,537
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 2,283,136,640 and 1,830,172,561 shares issued and 2,282,278,815 and 1,829,314,736 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	228	183
Additional paid-in capital	14,904,370	11,752,138
Treasury stock, at cost, 857,825 shares at June 30, 2023 and December 31, 2022	(20,716)	(20,716)
Accumulated other comprehensive loss	(9,950)	(11,572)
Accumulated deficit	(8,914,092)	(7,370,332)
Total stockholders’ equity	5,959,840	4,349,701
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,415,052	$7,879,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$150,874	$97,336	$300,306	$155,011

Costs and expenses
Cost of revenue	555,805	292,342	1,056,329	538,312
Research and development	233,474	200,381	463,277	386,457
Selling, general and administrative	197,748	163,812	366,518	386,971
Restructuring charges	1,532	—	24,028	—
Total cost and expenses	988,559	656,535	1,910,152	1,311,740

Loss from operations	(837,685)	(559,199)	(1,609,846)	(1,156,729)

Other income (expense), net
Change in fair value of common stock warrant liability	42,133	334,843	1,331	858,173
Interest income	39,525	2,911	79,530	2,911
Interest expense	(6,690)	(7,189)	(13,798)	(14,908)
Other income (expense), net	(928)	8,277	(261)	9,233
Total other income, net	74,040	338,842	66,802	855,409
Loss before provision for income taxes	(763,645)	(220,357)	(1,543,044)	(301,320)
Provision for income taxes	587	68	716	391
Net loss	(764,232)	(220,425)	(1,543,760)	(301,711)
Net loss attributable to common stockholders, basic	(764,232)	(220,425)	(1,543,760)	(301,711)
Change in fair value of dilutive warrants	—	(334,843)	—	(858,173)
Net loss attributable to common stockholders, diluted	$(764,232)	$(555,268)	$(1,543,760)	$(1,159,884)

Weighted average shares outstanding attributable to common stockholders
Basic	1,912,459,833	1,669,303,813	1,871,884,313	1,661,960,471
Diluted	1,912,459,833	1,686,815,404	1,871,884,313	1,684,328,007

Net loss per share attributable to common stockholders
Basic	$(0.40)	$(0.13)	$(0.82)	$(0.18)
Diluted	$(0.40)	$(0.33)	$(0.82)	$(0.69)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$(2,999)	$(691)	$1,036	$(691)
Foreign currency translation adjustments	586	—	586	—
Total other comprehensive income (loss)	(2,413)	(691)	1,622	(691)
Comprehensive loss attributable to common stockholders	$(766,645)	$(221,116)	$(1,542,138)	$(302,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2023	Shares	Amount
Balance as of March 31, 2023	1,833,385,174	$183	$11,809,781	$(20,716)	$(7,537)	$(8,149,860)	$3,631,851
Net loss	—	—	—	—	—	(764,232)	(764,232)
Other comprehensive loss	—	—	—	—	(2,413)	—	(2,413)
Tax withholding payments for net settlement of employee awards	—	—	(3,879)	—	—	—	(3,879)
Issuance of common stock upon vesting of employee RSUs	4,565,661	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	2,287,592	—	15,089	—	—	—	15,089
Issuance of common stock upon exercise of stock options	2,801,737	—	2,926	—	—	—	2,926
Issuance of common stock under Underwriting Agreement, net of issuance costs	173,544,948	17	1,184,207	—	—	—	1,184,224
Issuance of common stock under 2023 Subscription Agreement, net of issuance costs	265,693,703	27	1,812,614	—	—	—	1,812,641
Stock-based compensation	—	—	83,633	—	—	—	83,633
Balance as of June 30, 2023	2,282,278,815	$228	$14,904,370	$(20,716)	$(9,950)	$(8,914,092)	$5,959,840

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2022	Shares	Amount
Balance as of March 31, 2022	1,666,739,708	$167	$9,997,176	$(20,716)	$—	$(6,147,158)	$3,829,469
Net loss	—	—	—	—	—	(220,425)	(220,425)
Other comprehensive loss	—	—	—	—	(691)	—	(691)
Tax withholding payments for net settlement of employee awards	—	—	(8,976)	—	—	—	(8,976)
Issuance of common stock upon vesting of employee RSUs	960,651	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	751,036	—	12,882	—	—	—	12,882
Issuance of common stock upon exercise of stock options	4,092,216	—	3,735	—	—	—	3,735
Stock-based compensation	—	—	94,392	—	—	—	94,392
Balance as of June 30, 2022	1,672,543,611	$167	$10,099,209	$(20,716)	$(691)	$(6,367,583)	$3,710,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Six months ended June 30, 2023	Shares	Amount
Balance as of January 1, 2023	1,829,314,736	$183	$11,752,138	$(20,716)	$(11,572)	$(7,370,332)	$4,349,701
Net loss	—	—	—	—	—	(1,543,760)	(1,543,760)
Other comprehensive income	—	—	—	—	1,622	—	1,622
Tax withholding payments for net settlement of employee awards	—	—	(10,378)	—	—	—	(10,378)
Issuance of common stock upon vesting of employee RSUs	6,435,734	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	2,287,592	—	15,089	—	—	—	15,089
Issuance of common stock upon exercise of stock options	5,002,102	—	5,107	—	—	—	5,107
Issuance of common stock under Underwriting Agreement, net of issuance costs	173,544,948	17	1,184,207	—	—	—	1,184,224
Issuance of common stock under 2023 Subscription Agreement, net of issuance costs	265,693,703	27	1,812,614	—	—	—	1,812,641
Stock-based compensation	—	—	145,594	—	—	—	145,594
Balance as of June 30, 2023	2,282,278,815	$228	$14,904,370	$(20,716)	$(9,950)	$(8,914,092)	$5,959,840

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Six months ended June 30, 2022	Shares	Amount
Balance as of January 1, 2022	1,647,555,590	$165	$9,995,778	$(20,716)	$—	$(6,065,872)	$3,909,355
Net loss	—	—	—	—	—	(301,711)	(301,711)
Other comprehensive loss	—	—	—	—	(691)	—	(691)
Tax withholding payments for net settlement of employee awards	—	—	(191,241)	—	—	—	(191,241)
Issuance of common stock upon vesting of employee RSUs	8,041,659	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	751,036	—	12,882	—	—	—	12,882
Issuance of common stock upon exercise of stock options	16,195,326	1	12,848	—	—	—	12,849
Stock-based compensation	—	—	268,943	—	—	—	268,943
Balance as of June 30, 2022	1,672,543,611	$167	$10,099,209	$(20,716)	$(691)	$(6,367,583)	$3,710,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,543,760)	$(301,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,201	80,690
Amortization of insurance premium	21,128	14,924
Non-cash operating lease cost	12,278	8,952
Stock-based compensation	125,195	268,943
Inventory and firm purchase commitments write-downs	503,679	178,057
Change in fair value of common stock warrant liability	(1,331)	(858,173)
Other non-cash items	(27,704)	2,404
Changes in operating assets and liabilities:
Accounts receivable	(978)	1,608
Inventory	(447,962)	(603,852)
Prepaid expenses	(31,035)	6,459
Other current assets	18,488	(32,199)
Other noncurrent assets	(109,758)	(27,556)
Accounts payable	(95,999)	49,596
Accrued compensation	5,679	23,186
Operating lease liabilities	(11,712)	(6,944)
Other current liabilities	(43,380)	179,544
Other long-term liabilities	20,349	7,795
Net cash used in operating activities	(1,501,622)	(1,008,277)
Cash flows from investing activities:
Purchases of property, plant and equipment	(445,485)	(494,900)
Purchases of investments	(2,147,253)	(1,419,223)
Proceeds from maturities of investments	1,982,489	—
Proceeds from sale of investments	148,388	—
Other investing activities	(4,827)	—
Net cash used in investing activities	(466,688)	(1,914,123)
Cash flows from financing activities:
Proceeds from issuance of common stock under Underwriting Agreement, net of issuance costs	1,184,224	—
Proceeds from issuance of common stock under 2023 Subscription Agreement, net of issuance costs	1,812,641	—
Payment for short-term insurance financing note	—	(15,330)
Payment for finance lease liabilities	(3,079)	(2,401)
Proceeds from borrowings	4,266	6,663
Proceeds from exercise of stock options	5,107	12,849
Proceeds from employee stock purchase plan	15,089	12,882
Tax withholding payments for net settlement of employee awards	(10,378)	(191,241)
Payment for credit facility issuance costs	—	(6,631)
Net cash provided by (used in) financing activities	3,007,870	(183,209)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,039,560	(3,105,609)
Beginning cash, cash equivalents, and restricted cash	1,737,320	6,298,020
Ending cash, cash equivalents, and restricted cash	$2,776,880	$3,192,411

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$11,307	$12,282
Cash paid for taxes	$23	$480
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and other current liabilities	$13,689	$17,240
Property, plant and equipment and right-of-use assets obtained through leases	$21,567	$47,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2023
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
Liquidity
The Company devotes its efforts to business planning, selling and servicing of vehicles, providing technology access, research and development, construction and expansion of manufacturing facilities, expansion of retail studios and service center capacities, recruiting of management and technical staff, acquiring operating assets, and raising capital.
From inception through June 30, 2023, the Company had incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2023 and 2022, the Company has incurred net losses of $1,543.8 million and $301.7 million, respectively. The Company had an accumulated deficit of $8.9 billion as of June 30, 2023.
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
In March 2023, the Company amended the GIB Facility Agreement (together with the GIB Facility Agreement, the “Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed $266.6 million revolving credit facility (the “GIB Credit Facility”), which will bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. See Note 6 “Debt” for more information.

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
On May 31, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase from the Company shares of the Company’s common stock in a public offering for aggregate net proceeds to the Company of approximately $1.2 billion. On May 31, 2023, the Company also entered into a subscription agreement (the “2023 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of the Company’s common stock in a private placement for aggregate net proceeds of approximately $1.8 billion. In June 2023, the Company completed the public offering pursuant to the Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated the private placement to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion. See Note 8 “Stockholders’ Equity” for more information.
Certain Significant Risks and Uncertainties

The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully electric vehicles and advanced electric vehicle powertrain components, including battery pack systems, (iii) phase 2 of construction at AMP-1 in Casa Grande, Arizona, (iv) construction of AMP-2 in Saudi Arabia, and (v) expansion of its retail studios and service centers capabilities throughout North America and across the globe. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing.
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

A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause the Company’s customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for the Company’s products may result in significant decreases in product sales, which in turn would have a material adverse impact on the Company’s business, prospects, financial condition and results of operations. Because of the Company’s premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on the Company compared to many of its electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of the Company’s suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to the Company, or meet the Company’s future demand. In addition, the deterioration of conditions in global credit markets may limit the Company’s ability to obtain external financing to fund its operations and capital expenditures on terms favorable to the Company, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q (the “Quarterly Report”) for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”

The COVID-19 pandemic has impacted the global economy and caused significant macroeconomic uncertainty. Infection rates vary across the jurisdictions in which the Company operates. Broader impacts of the pandemic have included inflationary pressure as well as ongoing, industry-wide challenges in logistics and supply chains, such as intermittent supplier delays and a shortfall of semiconductor supply. Because the Company relies on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in its vehicles, as well as provisioning and servicing equipment in its manufacturing facilities, the Company has been affected by inflation and such industry-wide challenges in logistics and supply chains. While the Company continues to focus on mitigating risks to its operations and supply chain in the current industry environment, the Company expects that these industry-wide trends will continue to impact its cost structure as well as its ability and the ability of its suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$2,775,339	$1,735,765	$3,157,449	$6,262,905
Restricted cash included in other current assets	1,541	1,555	4,039	10,740
Restricted cash included in other noncurrent assets	—	—	30,923	24,375
Total cash, cash equivalents, and restricted cash	$2,776,880	$1,737,320	$3,192,411	$6,298,020
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
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of electric vehicles to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified OTA software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally 4 years. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. At the time of revenue recognition, the Company reduces the transaction price and record a sales return reserve against revenue for estimated variable consideration related to future product returns. Return rate estimates are based on historical experience and sales return reserve balance was not material as of June 30, 2023 and December 31, 2022.
Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partner in connection with its vehicle leasing program. Vehicle sales with RVG totaled $36.8 million and $55.5 million during the three and six months ended June 30, 2023, and nil for the same periods in the prior year. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations. The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. As of June 30, 2023 and December 31, 2022, the RVG liability was not material.

Deferred revenue related to OTA and remarketing activities for vehicle sales were $21.7 million and $15.4 million as of June 30, 2023 and December 31, 2022, respectively.
Other
Other consists of revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits and retail merchandise.

Restructuring
The Company’s restructuring charges primarily consist of severance payments, employee benefits, employee transition and stock-based compensation expenses associated with the management-approved restructuring plan. One-time employee termination benefits are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized over the future service period. Ongoing employee termination benefits are recognized when payments are probable and amounts are reasonably estimable. Other costs are recognized as incurred.
Except for the policy described above, there have been no significant changes to accounting policies during the three and six months ended June 30, 2023.
NOTE 3 - RESTRUCTURING
On March 28, 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company substantially completed the Restructuring Plan in the second quarter of 2023.
During the three and six months ended June 30, 2023, the Company recorded charges of $1.5 million and $24.0 million, respectively, related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense. These charges were recorded within restructuring charges on the condensed consolidated statements of operations and comprehensive loss.
A summary of restructuring liabilities associated with the Restructuring Plan was as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Restructuring liabilities - beginning of period	$23,939	$—
Restructuring charges excluding non-cash items(1)	1,532	25,471
Cash payments	(23,766)	(23,766)
Restructuring liabilities - end of period	$1,705	$1,705
(1) Excluded non-cash items of $1.4 million for the six months ended June 30, 2023, which was net of accelerated stock-based compensation expense of $3.4 million and a reversal of $4.8 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of June 30, 2023, the restructuring liabilities of $1.7 million associated with the Restructuring Plan were included in accrued compensation on the condensed consolidated balance sheet.
NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$358,199	$464,731
Work in progress	46,159	34,311
Finished goods	445,423	335,359
Total Inventory	$849,781	$834,401
Inventory was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and internally used vehicles which the Company intends to sell. The Company recorded write-downs of $295.0 million and $522.0 million, respectively, for the three and six months ended June 30, 2023, and $81.7 million and $178.1 million, respectively, for the same periods in the prior year, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments.

Property, plant and equipment, net
Property, plant and equipment, net as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	June 30, 2023	December 31, 2022
Land and land improvements	$68,373	$64,677
Building and improvements	251,354	197,406
Machinery, Tooling and Vehicles	795,171	743,006
Computer equipment and software	67,270	48,899
Leasehold improvements	207,571	182,904
Furniture and fixtures	31,978	27,803
Finance leases	97,924	97,992
Construction in progress	1,332,611	1,077,179
Total Property, plant and equipment	2,852,252	2,439,866
Less: accumulated depreciation and amortization	(377,688)	(273,090)
Property, plant and equipment, net	$2,474,564	$2,166,776
Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities including tooling, which is with outside vendors. Costs classified as construction in progress include all costs of obtaining the asset, installation of the asset, and bringing it to the location and the condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the asset is completed and is ready for its intended use. Construction in progress consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Machinery and tooling(1)	$694,757	$515,662
Construction of AMP-1 and AMP-2(1)	618,681	526,720
Leasehold improvements	19,173	34,797
Total construction in progress	$1,332,611	$1,077,179
(1) As of June 30, 2023 and December 31, 2022, $83.7 million and $33.3 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was recorded as a deduction to the AMP-2 construction in progress balance, respectively. See Note 15 “Related Party Transactions” for more information.
Depreciation and amortization expense was $55.4 million and $105.2 million, respectively, for the three and six months ended June 30, 2023, and $42.5 million and $80.7 million, respectively, for the same periods in the prior year. The amount of interest capitalized on construction in progress related to significant capital asset construction was $2.2 million and $4.0 million, respectively, for the three and six months ended June 30, 2023, and immaterial for the same periods in the prior year.

Other current liabilities
Other current liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Engineering, design, and testing accrual	$47,498	$28,686
Construction in progress	174,273	167,462
Accrued purchases(1)	63,907	157,162
Retail leasehold improvements accrual	6,956	9,099
Third-party services accrual	24,453	34,951
Tooling liability	17,416	21,714
Short-term borrowings	13,864	9,595
Operating lease liabilities, current portion	19,135	11,269
Reserve for loss on firm commitments(2)	84,297	22,640
Accrued warranty	41,556	10,464
Other current liabilities	173,501	161,525
Total Other current liabilities	$666,856	$634,567
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
(2) Primarily represent reserve for losses on firm inventory purchase commitments.
Other long-term liabilities
Other long-term liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease liabilities, net of current portion	$250,547	$243,843
Other long-term liabilities(1)	106,299	134,369
Total Other long-term liabilities	$356,846	$378,212
(1) As of June 30, 2023 and December 31, 2022, $13.6 million and $64.0 million of capital expenditure support received from MISA was recorded as deferred liability within other long-term liabilities, respectively. See Note 15 “Related Party Transactions” for more information.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Accrued warranty - beginning of period	$25,875	$22,949
Warranty costs incurred	(11,570)	(19,830)
Provision for warranty(1)	47,881	59,067
Accrued warranty - end of period(2)	$62,186	$62,186
(1) Accrued warranty balance as of June 30, 2023 included estimated costs related to the recalls identified and special campaigns to repair or replace items under warranties.
(2) Accrued warranty balance of $41.6 million and $20.6 million were recorded within other current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheet as of June 30, 2023.

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
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$436,273	$—	$—	$436,273	$436,273	$—	$—
Level 1:
Money market funds	1,871,962	—	—	1,871,962	1,871,962	—	—
U.S. Treasury securities	2,297,523	246	(8,149)	2,289,620	259,284	1,894,287	136,049
Subtotal	4,169,485	246	(8,149)	4,161,582	2,131,246	1,894,287	136,049
Level 2:
U.S. government agency securities	54,481	3	(95)	54,389	—	54,389	—
Certificates of deposit	79,747	21	(88)	79,680	—	79,680	—
Commercial paper	358,295	34	(134)	358,195	163,433	194,762	—
Corporate debt securities	449,630	388	(2,762)	447,256	44,387	250,837	152,032
Subtotal	942,153	446	(3,079)	939,520	207,820	579,668	152,032
Total	$5,547,911	$692	$(11,228)	$5,537,375	$2,775,339	$2,473,955	$288,081

	December 31, 2022
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$321,667	$—	$—	$321,667	$321,667	$—	$—
Level 1:
Money market funds	1,377,540	—	—	1,377,540	1,377,540	—	—
U.S. Treasury securities	1,861,449	151	(9,431)	1,852,169	—	1,570,591	281,578
Subtotal	3,238,989	151	(9,431)	3,229,709	1,377,540	1,570,591	281,578
Level 2:
U.S. government agency securities	43,477	46	(18)	43,505	—	43,505	—
Certificates of deposit	174,037	67	(132)	173,972	—	173,972	—
Commercial paper	238,224	63	(122)	238,165	19,761	218,404	—
Corporate debt securities	438,148	208	(2,404)	435,952	16,797	170,759	248,396
Subtotal	893,886	384	(2,676)	891,594	36,558	606,640	248,396
Total	$4,454,542	$535	$(12,107)	$4,442,970	$1,735,765	$2,177,231	$529,974

During the three and six months ended June 30, 2023, there were immaterial realized gains or losses on the sale of available-for-sale securities. No realized gains or losses on the sale of available-for-sale securities were recorded during the three and six months ended June 30, 2022. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $6.5 million and $7.5 million as of June 30, 2023 and December 31, 2022, respectively, and was recorded in other current assets on our condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	June 30, 2023
	Amortized cost	Estimated Fair Value
Within one year	$2,482,283	$2,473,955
After one year through three years	290,363	288,081
Total	$2,772,646	$2,762,036
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value-beginning of period	$181,392	$871,478	$140,590	$1,394,808
Change in fair value	(42,133)	(334,843)	(1,331)	(858,173)
Fair value-end of period	$139,259	$536,635	$139,259	$536,635

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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2026 Notes as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	(18.1)	(20.7)
Net Carrying Amount	$1,994.4	$1,991.8

Fair Value (Level 2)	$1,295.5	$1,041.5

The effective interest rate for the convertible note is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30
	2023	2022	2023	2022
Contractual interest	$6.3	$6.4	$12.6	$12.7
Amortization of debt discounts and debt issuance costs	1.3	1.2	2.6	2.4
Interest expense	$7.6	$7.6	$15.2	$15.1
The 2026 Notes were not eligible for conversion as of June 30, 2023 and December 31, 2022. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of June 30, 2023 and December 31, 2022, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.
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
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.6 million) to SAR 1.77 billion (approximately $471.9 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of June 30, 2023 and December 31, 2022, no amount was outstanding under the SIDF Loan Agreement.
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
On March 12, 2023, Lucid LLC entered into the Amended GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1 billion (approximately $266.6 million) GIB Credit Facility which may be used for general corporate purposes. Loans under the Amended GIB Credit Facility Agreement have a maturity of no more than 12 months and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees.
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

As of June 30, 2023, the Company had outstanding borrowings of SAR 52 million (approximately $13.9 million) with weighted average interest rate of 7.24%. As of June 30, 2023, availability under the GIB Credit Facility was SAR 947 million (approximately $252.6 million), after giving effect to the outstanding letters of credit. As of December 31, 2022, the Company had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 6.40% from the Working Capital Facility. As of December 31, 2022, available borrowings were SAR 650 million (approximately $173.0 million) and SAR 314 million (approximately $83.5 million) under the Bridge Facility and Working Capital Facility, respectively. The outstanding borrowings were recorded within other current liabilities on the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company was in compliance with applicable covenants under the Amended GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of June 30, 2023 and December 31, 2022, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $41.0 million and $37.4 million as of June 30, 2023 and December 31, 2022, respectively. Availability under the ABL Credit Facility was $596.2 million (including $140.2 million cash and cash equivalents) and $441.4 million (including $37.3 million cash and cash equivalents) as of June 30, 2023 and December 31, 2022, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets on condensed consolidated balance sheets and amortized over the facility term using the straight-line method. Amortization of the deferred issuance costs and commitment fee were $0.9 million and $1.8 million, respectively, for the three and six months ended June 30, 2023, and were immaterial for the same periods in the prior year.
NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to fair value of $140.6 million as of December 31, 2022. The Private Placement Warrants remained unexercised and were remeasured to fair value of $139.3 million as of June 30, 2023. The Company recognized gains of $42.1 million and $1.3 million, respectively, for the three and six months ended June 30, 2023, and gains of $334.8 million and $858.2 million, respectively, for the same periods in the prior year, in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and were as follows:

	June 30, 2023	December 31, 2022
Fair value of Private Placement Warrants per share	$3.14	$3.17

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

	June 30, 2023	December 31, 2022
Volatility	85.00%	80.00%
Expected term (in years)	3.1	3.6
Risk-free rate	4.43%	4.11%
Dividend yield	—%	—%
NOTE 8 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of June 30, 2023 and December 31, 2022, there were no issued and outstanding shares of preferred stock.
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

On May 31, 2023, the Company entered into the Underwriting Agreement with the Underwriter, under which the Underwriter agreed to purchase 173,544,948 shares of the Company’s common stock at a price per share of $6.83, for aggregate net proceeds to the Company of approximately $1.2 billion. In June 2023, the Company issued the shares to the Underwriter pursuant to the Underwriting Agreement and received aggregate net proceeds of $1.2 billion after deducting issuance costs of approximately $1.1 million.
On May 31, 2023, the Company entered into the 2023 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 265,693,703 shares of the Company’s common stock at a price per share of $6.83 in a private placement for aggregate net proceeds to the Company of approximately $1.8 billion. In June 2023, the Company issued the shares to Ayar pursuant to the 2023 Subscription Agreement and received aggregate net proceeds of $1.8 billion after deducting issuance costs of approximately $2.0 million.
Issuance costs incurred were recorded as a reduction of the gross proceeds received from the equity offerings within additional paid-in capital on the condensed consolidated balance sheets.
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the three and six months ended June 30, 2023 and 2022.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of June 30, 2023 was as follows:

June 30, 2023
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	34,849,933
Restricted stock units outstanding	60,503,256
Shares available for future grants under equity plans	36,576,766
If-converted common shares from convertible note	36,737,785
Total shares of common stock reserved	213,017,740

NOTE 9 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the six months ended June 30, 2023 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2022	39,011,116	$1.19	6.52	$224,721
Options granted	1,776,333	8.56
Options exercised	(5,002,102)	1.02
Options canceled	(935,414)	2.25
Balance as of June 30, 2023	34,849,933	$1.56	5.92	$192,773
Options vested and exercisable as of June 30, 2023	28,051,811	$1.08	5.61	$165,688
As of June 30, 2023, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $9.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units (“RSUs”)
A summary of RSUs activity for the six months ended June 30, 2023 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2022	38,570,298	2,090,140	40,660,438	$19.38
Granted	28,793,438	3,696,694	32,490,132	7.61
Vested	(7,755,145)	—	(7,755,145)	17.96
Cancelled/Forfeited	(4,892,169)	—	(4,892,169)	16.43
Balance as of June 30, 2023	54,716,422	5,786,834	60,503,256	$13.48
As of June 30, 2023, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $544.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.
In 2021, the Company granted performance-based RSUs to the CEO and they are subject to performance and market conditions. The performance condition was satisfied upon the closing of the Merger. The fair value of these performance-based RSUs was measured on the grant date, March 27, 2021, using a Monte Carlo simulation model, with the following assumptions:

Weighted average volatility	60.0%
Expected term (in years)	5.0
Risk-free interest rate	0.9%
Expected dividends	—
The Company recognizes compensation expense using a graded vesting attribution method over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. We recorded stock-based compensation expense of $85.4 million for the four tranches during the year ended December 31, 2022. As of June 30, 2023, the unamortized expense for the fifth tranche, representing 2,090,140 RSUs, was $2.6 million which will be recognized over a period of 0.2 years. The Company withheld approximately 0.4 million and 0.9 million shares of common stock, respectively, for the three and six months ended June 30, 2023, and 0.5 million and 8.5 million shares of common stock, respectively, for the same periods in the prior year, by net settlement to meet the related tax withholding requirements related to the CEO time-based and performance-based RSUs.

During the three and six months ended June 30, 2023, the Company granted performance-based RSUs to certain employees. Performance-based RSUs granted to certain employees are subject to corporate performance conditions and individual performance. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and individual performance. Performance-based RSUs earned are subject to service condition which will be met generally over 3 years. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expenses of $0.7 million related to these performance-based RSUs. As of June 30, 2023, the unamortized expense for the performance-based RSUs was $18.2 million which will be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan (“ESPP”)
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of June 30, 2023, unrecognized stock-based compensation cost related to the ESPP was $39.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three and six months ended June 30, 2023 and 2022, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$765	$10,381	$1,339	$18,980
Research and development	37,410	39,220	65,393	88,976
Selling, general and administrative	33,201	44,791	59,906	160,987
Restructuring charges	—	—	(1,443)	—
Total	$71,376	$94,392	$125,195	$268,943
NOTE 10 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of June 30, 2023 and December 31, 2022, assets associated with the finance lease were $79.3 million. As of June 30, 2023 and December 31, 2022, liabilities associated with the finance lease were $80.9 million and $81.1 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded the sales proceeds received as a financial liability within other long-term liabilities on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$223,890	$215,160

Other current liabilities	$19,135	$11,269
Other long-term liabilities	250,547	243,843
Total operating lease liabilities	$269,682	$255,112

Finance leases:
Property, plant and equipment, net	$87,581	$90,386
Total finance lease assets	$87,581	$90,386

Finance lease liabilities, current portion	$9,653	$10,586
Finance lease liabilities, net of current portion	79,123	81,336
Total finance lease liabilities	$88,776	$91,922
The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense:
Operating lease expense(1)	$13,763	$10,749	$26,578	$20,327
Variable lease expense	423	897	868	1,675

Finance lease expense:
Amortization of leased assets	$1,402	$1,133	$2,807	$2,229
Interest on lease liabilities	1,229	144	2,473	289
Total finance lease expense	$2,631	$1,277	$5,280	$2,518
Total lease expense	$16,817	$12,923	$32,726	$24,520
(1) Excluded short-term leases, which were not material.
Other information related to leases where the Company is the lessee was as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	7.2	7.6
Finance leases	3.0	3.5

Weighted-average discount rate:
Operating leases	10.87%	10.52%
Finance leases	5.58%	5.57%

As of June 30, 2023, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remainder of the year)	$18,755	$5,317
2024	58,927	8,340
2025	59,644	6,619
2026	56,253	82,488
2027	48,538	117
Thereafter	160,794	37
Total minimum lease payments	402,911	102,918
Less: Interest	(133,229)	(14,142)
Present value of lease obligations	269,682	88,776
Less: Current portion	(19,135)	(9,653)
Long-term portion of lease obligations	$250,547	$79,123
As of June 30, 2023, the Company entered into additional leases for facilities and equipment that have not yet commenced with undiscounted future lease payments of $14.3 million. The leases are expected to commence over the next twelve months.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of June 30, 2023 and December 31, 2022, the Company had $438.1 million and $593.9 million, respectively, in commitments related to AMP-1 and AMP-2 plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of June 30, 2023 and December 31, 2022.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. The estimated future payments having a remaining term in excess of one year as of June 30, 2023 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment(1)
2023 (remainder of the year)	$123,274
2024	341,573
2025	459,856
2026	703,715
2027	703,205
Thereafter	2,709,174
Total	$5,040,797
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

Beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022 and that motion was granted on January 11, 2023, with Plaintiffs being provided the ability to seek leave to amend. On January 30, 2023, Plaintiffs filed a Motion for Leave to Amend, which the Company opposed. On June 29, 2023, the District Court denied that motion, dismissed the lawsuit and terminated the case. It is unclear at the present time whether Plaintiffs will appeal the dismissal.
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

Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $56.7 million and $52.5 million as of June 30, 2023 and December 31, 2022, respectively, for which no liabilities are recorded on the condensed consolidated balance sheets.
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
The Company’s effective tax rate was (0.1)% and 0.0%, respectively, for the three and six months ended June 30, 2023, and 0.0% and (0.1)%, respectively, for the same periods in the prior year, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
NOTE 13 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders, basic	$(764,232)	$(220,425)	$(1,543,760)	$(301,711)
Change in fair value of dilutive warrants	—	(334,843)	—	(858,173)
Net loss attributable to common stockholders, diluted	$(764,232)	$(555,268)	$(1,543,760)	$(1,159,884)

Weighted-average shares outstanding, basic	1,912,459,833	1,669,303,813	1,871,884,313	1,661,960,471
Private Placement Warrants using the treasury stock method	—	17,511,591	—	22,367,536
Weighted-average shares outstanding, diluted	1,912,459,833	1,686,815,404	1,871,884,313	1,684,328,007

Net loss per share:
Basic	$(0.40)	$(0.13)	$(0.82)	$(0.18)
Diluted	$(0.40)	$(0.33)	$(0.82)	$(0.69)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30,
Excluded Securities	2023	2022
Private Placement Warrants to purchase common stock	44,350,000	—
Options outstanding to purchase common stock	34,849,933	46,268,897
RSUs outstanding	54,716,422	39,884,884
Employee stock purchase plan	8,764,624	4,482,280
If-converted common shares from convertible note	36,737,785	36,737,785
Total	179,418,764	127,373,846
The 5,786,834 and 2,090,140 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market or corporate performance conditions have not been satisfied as of June 30, 2023 and 2022, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contribution to the 401(k) Plan for the three and six months ended June 30, 2023 and 2022.
NOTE 15 - RELATED PARTY TRANSACTIONS
Public Investment Fund Internship Agreement
In July 2021, we entered into an agreement with PIF, which is an affiliate of Ayar, to implement a recruitment and talent development program pursuant to which we agreed to evaluate, employ and train participants nominated by PIF during six-month internships, and PIF agreed to reimburse us for expenses related to participant wages, visa fees, medical insurance, airfare and housing incurred by us. The program ended during the year ended December 31, 2022. Expenses incurred under the agreement were nil during the three and six months ended June 30, 2023, and $0.7 million during the same periods in the prior year. The amount due from PIF was nil and $1 million as of June 30, 2023 and December 31, 2022, respectively.
Lease
In February 2022, we entered into a lease agreement with KAEC, a related party of PIF, which is an affiliate of Ayar, for our first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in Year 2047. The right-of-use assets related to this lease were $4.7 million and $4.8 million as of June 30, 2023 and December 31, 2022, respectively. The lease liabilities were $5.6 million and $5.4 million as of June 30, 2022 and December 31, 2022, respectively. The lease expense recorded for the three and six months ended June 30, 2023 and 2022 was immaterial.
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
MISA Agreements
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
In 2022, the Company received support of SAR 366 million (approximately $97.3 million) in cash. The Company recorded $13.6 million and $64.0 million as deferred liability within other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. The Company also recorded $83.7 million and $33.3 million as a deduction in calculating the carrying amount of the related assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. There were no unfulfilled conditions and contingencies attached to the payments received. In 2022, payment receipts were classified as investing cash inflows on the condensed consolidated statements of cash flows.
GIB Facility Agreement
In April 2022, Lucid LLC entered into the GIB Facility Agreement with GIB. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million).

On March 12, 2023, Lucid LLC entered into an amendment of the GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1 billion (approximately $266.6 million) GIB Credit Facility which may be used for general corporate purposes. See Note 6 “Debt” for more information.
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred under these agreements were SAR 119.8 million (approximately $32.0 million) and SAR 181.9 million (approximately $48.5 million), respectively, for the three and six months ended June 30, 2023, and not material for the same periods in the prior year. Amounts due to Al Bawani under these agreements were SAR 75.1 million (approximately $20.0 million) and SAR 42.1 million (approximately $11.2 million) as of June 30, 2023 and December 31, 2022, respectively.
Subscription Agreements
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
On May 31, 2023, the Company entered into the 2023 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 265,693,703 shares of the Company’s common stock at a price per share of $6.83 in a private placement for aggregate net proceeds of approximately $1.8 billion. In June 2023, the Company issued the shares to Ayar pursuant to the 2023 Subscription Agreement and received aggregate net proceeds of $1.8 billion after deducting issuance costs of approximately $2.0 million. See Note 8 “Stockholders’ Equity” for more information.
Common stock acquired by Ayar under the Subscription Agreements is subject to the investor rights agreement dated February 22, 2021 (the “Investor Rights Agreement”), which governs the registration for resale of such common stock. On May 31, 2023, concurrently with entering into the 2023 Subscription Agreement, the Company entered into an amendment to the Investor Rights Agreement (the “Second IRA Amendment”). Pursuant to the Second IRA Amendment, Ayar is entitled to certain registration rights with respect to the shares of common stock Ayar purchased in the private placement.
Human Resources Development Fund (“HRDF”) Joint Cooperation Agreement
In March 2023, Lucid LLC entered into a joint cooperation agreement with HRDF, a related party of PIF, which is an affiliate of Ayar. Pursuant to the agreement, Lucid LLC will train and develop local personnel in Saudi Arabia, and HRDF agreed to reimburse the Company training related costs in an aggregate of approximately SAR 29.3 million (approximately $7.8 million) during a one year program.
During the three and six months ended June 30, 2023, the Company received a payment of SAR 8.8 million (approximately $2.3 million) in cash. The Company recorded $2.1 million as deferred liability within other current liabilities on the condensed consolidated balance sheet as of June 30, 2023. The deduction recorded to operating expenses on the condensed consolidated statement of operations and comprehensive loss was immaterial for the three and six months ended June 30, 2023.
NOTE 16 – SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2023, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.
EV Purchase Agreement
In August 2023, Lucid LLC entered into an EV purchase agreement with the Government of Saudi Arabia as represented by the Ministry of Finance (the “EV Purchase Agreement”), which supersedes the Letter of Undertaking that Lucid LLC entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that Lucid LLC fails to deliver within six months from the date of the applicable purchase order. The Purchaser also has the absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles.

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
We began delivering the Lucid Air to customers in October 2021. We expect to launch additional vehicles over the coming decade. We have already commenced design and engineering work for the Lucid Gravity, a luxury sports utility vehicle (“SUV”) that is expected to leverage and expand the technological advancements from the Lucid Air. We expect to begin production of the Lucid Gravity SUV in late 2024. After the Lucid Air and the Lucid Gravity SUV, we plan to leverage and expand our technological and manufacturing advancements to develop and manufacture progressively higher-volume vehicle segments.
Recent Developments
Underwriting Agreement
On May 31, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase from us 173,544,948 shares of our common stock at a price per share of $6.83. In June 2023, we issued the shares to the Underwriter pursuant to the Underwriting Agreement and received aggregate net proceeds of $1.2 billion after deducting issuance costs of approximately $1.1 million.
2023 Subscription Agreement
On May 31, 2023, we entered into a subscription agreement (the “2023 Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), pursuant to which Ayar agreed to purchase 265,693,703 shares of our common stock from us in a private placement at a price per share of $6.83. In June 2023, we issued the shares to Ayar pursuant to the 2023 Subscription Agreement and received aggregate net proceeds of $1.8 billion after deducting issuance costs of approximately $2.0 million.
Implementation Agreement with Aston Martin
On June 25, 2023, we entered into an agreement (the “Implementation Agreement”) with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”) under which we and Aston Martin will establish a long-term strategic technology partnership in which we will provide Aston Martin with powertrain and battery system technology for use in Aston Martin’s initial and certain future electric vehicles.
Under the terms of the Implementation Agreement, subject to the satisfaction of certain conditions, both parties have agreed to enter into integration and supply agreements under which we will provide Aston Martin access to our powertrain and battery system technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Partnership”). We will receive a technology access fee of $232 million, comprising $100 million in ordinary shares of Aston Martin and aggregate cash payments of $132 million phased over a period of three years. Aston Martin will also commit to an effective minimum spend with us on powertrain components of $225 million.

The conditions for the commencement of the Partnership include, among other requirements, obtaining Aston Martin shareholder approval at a meeting of Aston Martin shareholders, satisfaction of regulatory approvals, and other customary conditions. If the conditions are not satisfied or waived by December 31, 2023, or such later date as may be agreed by the parties in writing, either party may terminate the Implementation Agreement. Certain Aston Martin shareholders holding the requisite majority of the votes required to approve the Partnership have executed and delivered irrevocable undertakings to vote their shares in favor of the Partnership, subject to certain conditions.
Potential Impact of an Economic Downturn on our Business
A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”
Impact of the COVID-19 Pandemic on our Business
The COVID-19 pandemic has impacted the global economy and caused significant macroeconomic uncertainty. Infection rates vary across the jurisdictions in which we operate. Broader impacts of the pandemic have included inflationary pressure as well as ongoing, industry-wide challenges in logistics and supply chains, such as intermittent supplier delays and a shortfall of semiconductor supply. Because we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities, we have been affected by inflation and such industry-wide challenges in logistics and supply chains. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to impact our cost structure as well as our ability and the ability of our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.
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

Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. The Lucid Air is designed with race-proven battery and powertrain technologies and robust performance together with a sleek exterior design and expansive interior space given our miniaturized key drivetrain components. We anticipated continued consumer demand for the Lucid Air based on its luxurious design, high-performance technology and sustainability leadership, and the growing acceptance of and demand for electric vehicles as a substitute for gasoline-fueled vehicles. We continue to receive significant interest in the Lucid Air from potential customers.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales and marketing operations for sale of the Lucid Air, including to open studios, hire a sales force, invest in marketing and brand awareness, and stand up a service center operation. As of June 30, 2023, we have opened forty-one studios and service centers (excluding temporary and satellite service centers): thirty-two in the United States (ten in California, four in Florida, three in New York, two in each of Arizona, Illinois, Massachusetts, Texas, Virginia and Washington, and one in each of Colorado, Michigan and New Jersey), four in Canada, one in Germany, one in Netherlands, one in Norway, one in Switzerland, and one in Saudi Arabia. We also expect to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we manufacture and sell.
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
Inflationary Pressure
The U.S. and Saudi Arabia economies have experienced increased inflation, including as a result of the COVID-19 pandemic. Our cost to manufacture a vehicle is heavily influenced by the cost of the key components and materials used in the vehicle, cost of labor, as well as cost of equipment used in our manufacturing facilities. As we continue our phased construction of our AMP-1 and AMP-2 facilities, any further increases in material and infrastructure equipment prices and cost of construction labor could lead to higher capital expenditures.
Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$150,874	$97,336	$53,538	55%	$300,306	$155,011	$145,295	94%
We recognize vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits and retail merchandise.

Revenue increased by $53.5 million and $145.3 million, respectively, for the three and six months ended June 30, 2023, as compared to the same periods in the prior year, primarily driven by increases in deliveries of the Lucid Air vehicles.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of revenue	$555,805	$292,342	$263,463	90%	$1,056,329	$538,312	$518,017	96%
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
Cost of revenue increased by $263.5 million and $518.0 million, respectively, for the three and six months ended June 30, 2023, as compared to the same periods in the prior year, primarily due to the increases in the manufacture and sale of the Lucid Air vehicles in 2023 and inventory and firm purchase commitments write-downs. We incurred significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production. In the near term, we expect our production volume of vehicles to continue to be significantly less than our manufacturing capacity. Additionally, we recorded write-downs of $295.0 million and $522.0 million, respectively, for the three and six months ended June 30, 2023, and $81.7 million and $178.1 million, respectively, for the same periods in the prior year, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$233,474	$200,381	$33,093	17%	$463,277	$386,457	$76,820	20%
Selling, general and administrative	197,748	163,812	33,936	21%	366,518	386,971	(20,453)	(5)%
Restructuring charges	1,532	—	1,532	*nm	24,028	—	24,028	*nm
Total operating expenses	$432,754	$364,193	$68,561	19%	$853,823	$773,428	$80,395	10%
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
Research and development expense increased by $33.1 million, or 17% for the three months ended June 30, 2023, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $12.1 million due to our growth in headcount, an increase of $11.1 million for prototype material, engineering, design and testing services, and an increase of $7.9 million in allocated facilities costs.

Research and development expense increased by $76.8 million, or 20% for the six months ended June 30, 2023, as compared to the same period in the prior year. The increase was primarily attributable to an increase of $54.7 million for prototype material, engineering, design and testing services, higher personnel-related expenses of $8.5 million ($32.1 million increase due to our growth in headcount, partially offset by $23.6 million lower stock-based compensation expenses), and an increase of $9.0 million in allocated facilities costs.
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
Selling, general, and administrative expense increased by $33.9 million, or 21% for the three months ended June 30, 2023, as compared to the same period in the prior year. The increase was primarily attributable to increases in allocated facilities costs of $22.3 million, other general corporate expenses of $8.2 million, and higher utilization of contractors and professional fees of $4.3 million. Personnel related expenses did not significantly fluctuate as an increase of $11.8 million from our growth in headcount was largely offset by a decrease of $11.6 million in stock-based compensation expense.
Selling, general, and administrative expense decreased by $20.5 million, or 5% for the six months ended June 30, 2023, as compared to the same period in the prior year. The decrease was primarily attributable to lower personnel related expenses of $74.5 million ($101.1 million lower stock-based compensation expense mainly driven by the vesting of the four tranches of CEO performance-based awards during the six months ended June 30, 2022, offset by $26.6 million increase due to our growth in headcount), partially offset by increases in allocated facilities costs of $33.2 million, other general corporate expenses of $12.7 million, and higher utilization of contractors and professional fees of $8.7 million.
Restructuring Charges
On March 28, 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We substantially completed the Restructuring Plan in the second quarter of 2023.
Restructuring charges of $1.5 million and $24.0 million, respectively, for the three and six months ended June 30, 2023 primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$42,133	$334,843	$(292,710)	(87)%	$1,331	$858,173	$(856,842)	(100)%
Interest income	39,525	2,911	36,614	*nm	79,530	2,911	76,619	*nm
Interest expense	(6,690)	(7,189)	499	(7)%	(13,798)	(14,908)	1,110	(7)%
Other income (expense), net	(928)	8,277	(9,205)	*nm	(261)	9,233	(9,494)	*nm
Total other income, net	$74,040	$338,842	$(264,802)	(78)%	$66,802	$855,409	$(788,607)	(92)%
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
The Private Placement Warrants remained unexercised as of June 30, 2023. The liability was remeasured to fair value, resulting in gains of $42.1 million and $1.3 million, respectively, for the three and six months ended June 30, 2023, and gains of $334.8 million and $858.2 million, respectively, for the same periods in the prior year. The change in fair value was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Common Stock Warrant Liability” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Interest Income
Interest income increased by $36.6 million and $76.6 million, respectively, for the three and six months ended June 30, 2023, primarily due to increases in interest, amortization and accretion of purchase premiums and discounts on our investments of available-for-sale securities.
Interest Expense
Interest expense primarily consists of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, commitment fees and amortization of deferred issuance costs from the five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”), and interest on our finance leases.
Interest expense decreased by $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2023, as compared to the same periods in the prior year, primarily due to an increase in interest capitalized on construction in progress related to significant capital asset construction, partially offset by increases in commitment fees and amortization of deferred issuance costs from the ABL Credit Facility.
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
Other income (expense), net decreased by $9.2 million and $9.5 million, respectively, for the three and six months ended June 30, 2023, primarily due to dividend income earned from our investments in 2022 and changes in foreign currency exchange rates.
Provision for Income Taxes
The following table presents our provision for income taxes for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Provision for income taxes	$587	$68	$519	763%	$716	$391	$325	83%

Our provision for income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2023, Lucid had approximately $5.5 billion of cash, cash equivalents and investments. Our sources of cash are predominantly from proceeds received upon the completion of the Merger, the issuance of convertible debt and proceeds from equity offerings.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity for at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) Phase 2 of construction at AMP-1 in Casa Grande, Arizona, (iv) construction of AMP-2 in Saudi Arabia, (v) expansion of retail studios and service centers, and (vi) other initiatives related to the sale of vehicles and/ or technology.
We anticipate our cumulative spending on capital expenditures to be in the range of $1.1 billion to $1.3 billion for the fiscal year 2023 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of June 30, 2023, our total minimum lease payments are $505.8 million, of which $24.1 million is due in 2023. We also have non-cancellable long-term commitments of $5.0 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 10 “Leases” and Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 30, 2023 and December 31, 2022, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.

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
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.6 million) to SAR 1.77 billion (approximately $471.9 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of June 30, 2023 and December 31, 2022, no amount was outstanding under the SIDF Loan Agreement.
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
In 2022, we received support of SAR 366 million (approximately $97.3 million) in cash. We recorded $13.6 million and $64.0 million as deferred liability within other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. We also recorded $83.7 million and $33.3 million as a deduction in calculating the carrying amount of the related assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. There were no unfulfilled conditions and contingencies attached to the payments received.
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

On March 12, 2023, Lucid LLC entered into an amendment of the GIB Facility Agreement (together with the GIB Facility Agreement, the “Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1 billion (approximately $266.6 million) revolving credit facility (the “GIB Credit Facility”) which may be used for general corporate purposes. Loans under the Amended GIB Credit Facility Agreement have a maturity of no more than 12 months and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees.
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
As of June 30, 2023, we had outstanding borrowings of SAR 52 million (approximately $13.9 million) with weighted average interest rate of 7.24%. As of June 30, 2023, availability under the GIB Credit Facility was SAR 947 million (approximately $252.6 million), after giving effect to the outstanding letters of credit. As of December 31, 2022, we had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 6.40% from the Working Capital Facility. As of December 31, 2022, available borrowings were SAR 650 million (approximately $173.0 million) and SAR 314 million (approximately $83.5 million) under the Bridge Facility and Working Capital Facility, respectively. The outstanding borrowings were recorded within other current liabilities on the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, we were in compliance with applicable covenants under the Amended GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of June 30, 2023 and December 31, 2022, we were in compliance with applicable covenants under the ABL Credit Facility.
As of June 30, 2023 and December 31, 2022, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $41.0 million and $37.4 million as of June 30, 2023 and December 31, 2022, respectively. Availability under the ABL Credit Facility was $596.2 million (including $140.2 million cash and cash equivalents) and $441.4 million (including $37.3 million cash and cash equivalents) as of June 30, 2023 and December 31, 2022, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
At-the-Market Offering, Subscription Agreements and Underwriting Agreement
In December 2022, we completed our at-the-market offering program (the “At-the-Market Offering”) pursuant to the equity distribution agreement for net proceeds of $594.3 million after deducting commissions and other issuance costs and also consummated a private placement of shares to Ayar (the “Subscription Agreement”) pursuant to the Subscription Agreement for $915.0 million.

In June 2023, we completed the public offering pursuant to the Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated a private placement of shares to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion after deducting issuance costs. See Note 8 “Stockholders’ Equity” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.

We have generated significant losses from our operations as reflected in our accumulated deficit of $8.9 billion and $7.4 billion as of June 30, 2023 and December 31, 2022, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(1,501,622)	$(1,008,277)
Cash used in investing activities	(466,688)	(1,914,123)
Cash provided by (used in) financing activities	3,007,870	(183,209)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,039,560	$(3,105,609)
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
Net cash used in operating activities increased by $493.3 million to $1,501.6 million during the six months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily due to the increase in net loss excluding non-cash expenses and gains of $199.4 million and an overall increase in net operating assets and liabilities of $293.9 million. The change in net operating assets and liabilities was mainly attributable to advances to suppliers and timing of payments.
Cash Used in Investing Activities
Cash flows from investing activities primarily relate to purchases of investments and capital expenditures to support our growth. We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure.
Net cash used in investing activities decreased by $1,447.4 million to $466.7 million during the six months ended June 30, 2023 compared to the same period in the prior year. The decrease was primarily attributable to proceeds from maturities of investments of $1,982.5 million, during the six months ended June 30, 2023, partially offset by an increase in purchases of investments of $728.0 million during the six months ended June 30, 2023 compared to the same period in the prior year.
Cash Provided by (Used in) Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the public offering, At-the-Market Offering, the private placements to Ayar, convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.

Net cash provided by financing activities were $3,007.9 million during the six months ended June 30, 2023, compared to $183.2 million of net cash used in financing activities for the same period in the prior year. The change was primarily attributable to net proceeds from the issuance of common stock under the 2023 Subscription Agreement of $1,812.6 million and net proceeds from the issuance of common stock under the Underwriting Agreement of $1,184.2 million during the six months ended June 30, 2023.

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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our Cash and cash equivalents, restricted cash, and investments. We had cash, cash equivalents, restricted cash, and investments totaling approximately $5.5 billion as of June 30, 2023. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of June 30, 2023, a hypothetical 100 basis point increase in interest rates would result in approximately $15.1 million incremental decline in the fair market value of our portfolio.
Inflationary Pressure
The U.S. and Saudi Arabia economies have experienced increased inflation, including as a result of the COVID-19 pandemic. Our cost to manufacture a vehicle is heavily influenced by the cost of the key components and materials used in the vehicle, cost of labor, as well as cost of equipment used in our manufacturing facilities. As we continue our phased construction of our AMP-1 and AMP-2 facilities, any further increases in material and infrastructure equipment prices and cost of construction labor could lead to higher capital expenditures.
Supply Risk
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•We may not be able to consummate our agreement with Aston Martin and even if we do, we may not be able to realize the anticipated benefits.
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
We have incurred net losses each year since our inception, including net loss of approximately $764.2 million and $1,543.8 million for the three and six months ended June 30, 2023. As of June 30, 2023, our accumulated deficit was approximately $8.9 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Lucid Gravity SUV and other future products); raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. Increased competition and adverse economic conditions may require us to spend additional resources to attract customers, which in turn may result in higher marketing and incentive expenses. Furthermore, lower production and sales volumes may result in an inability to fully utilize our purchase commitments with suppliers which could result in increased costs and excess inventory as well as potential inventory write-offs. In addition, we expect to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities. As a company, we have limited historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. While we have announced and implemented the Restructuring Plan intended to reduce our operating expenses, there is no guarantee that the Restructuring Plan will generate its intended benefits. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition may be materially and adversely affected. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.
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
Delays in customer deliveries, delays in the availability of options, potential changes in customer preferences, competitive developments and other factors could result in significant customer cancellations or cause delays in conversions of reservations to orders. Increases in interest rates could make financing unaffordable for segments of our customer base, resulting in cancellations. In addition, customers who placed orders prior to the enactment of the Inflation Reduction Act of 2022 in an effort to maintain eligibility for a federal tax credit, may decide to cancel their orders based upon the initial guidance provided by the Internal Revenue Service that could negatively affect our customers’ ability to receive tax credits for those orders. Any event or incident which generates negative media coverage about us or the safety or quality of our vehicles could also result in significant customer cancellations. No assurance can be given that reservations or orders will not be cancelled and will ultimately result in the final purchase, delivery and sale or lease of vehicles. Accordingly, the number of reservations and orders have significant limitations as a measure of demand for our vehicles, including demand for particular body styles, models or trim levels, or for future vehicle sales. If we encounter delays in customer deliveries of the Lucid Air that further lengthen wait times or in the event of negative media coverage, a significant number of reservations may be cancelled.
A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. Further, the immediate or prolonged effects of the COVID-19 pandemic could significantly affect government finances and, accordingly, the continued availability of incentives related to electric vehicle purchases and other governmental support programs.

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
We currently depend on revenue generated from a single vehicle model, the Lucid Air, and in the foreseeable future will be significantly dependent on a single or limited number of models. Although we have other vehicle models on our product roadmap, we currently do not expect to introduce another vehicle model for sale until late 2024. We expect to rely on sales from the Lucid Air, among other sources of financing, for the capital that will be required to develop and commercialize those subsequent models. To the extent that production of the Lucid Air or future models is delayed or reduced, or if the Lucid Air or future models are not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.
If we are unable to fulfill the orders from the Government of Saudi Arabia or if the Government of Saudi Arabia purchases significantly fewer vehicles than we anticipate for any reason, our business, prospects, results of operations and financial condition could be materially and adversely affected.
In August 2023, we entered into an EV purchase agreement with the Government of Saudi Arabia as represented by the Ministry of Finance (the “EV Purchase Agreement”), which supersedes the Letter of Undertaking that we entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that we fail to deliver within six months from the date of the applicable purchase order. The Purchaser also has the absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. See also Note 16 “Subsequent Events”.
If we experience delays in manufacturing and delivering vehicles ordered by the Purchaser, fail to or experience delays in complying with Saudi Arabian regulations or the requirements of the EV Purchase Agreement, fail to provide adequate service or support for the vehicles, or fail to set the appropriate purchase price for such vehicles, our revenue, cash flow and results of operations and financial condition could be adversely affected. Furthermore, if the Purchaser reduces the minimum vehicle purchase quantity, delays the purchase of vehicles, does not exercise its option to purchase additional vehicles, or purchases significantly fewer vehicles than we currently anticipate for any reason, including for reasons beyond our control, our business, prospects, results of operations and financial condition could be materially and adversely affected.
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
•political instability, natural disasters, pandemics (including severity, magnitude and the duration of the COVID-19 pandemic), global conflicts or other geopolitical events, war or events of terrorism; and
•the strength of international economies.
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
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the electric vehicle industry has grown, with the emergence of several companies that focus completely or partially on the electric vehicle market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. Electric vehicle manufacturers with which we compete include Tesla, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own electric vehicles in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales with luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. For example, some of our competitors have recently announced vehicle price reductions, which may result in downward price pressure and reduced demand for our vehicles. However, we may not be able to adjust our pricing strategies and even if we do adjust our pricing strategies, there can be no assurance that such adjustments will allow us to successfully compete against our competitors, which may have a material adverse effect on our brand, business, prospects, inventory levels, results of operations and financial conditions. In addition, increased competition may require us to increase marketing and incentive expenses, which may have a material adverse effect on our operating results and financial condition. We expect competition in our industry to significantly intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization, favorable governmental policies, macroeconomic uncertainty, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.

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
We offer leasing and financing of our vehicles to potential customers in the United States through a third-party financing partner and intend to do the same in other markets through third-party financing partners, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers. Furthermore, because we have only sold a limited number of vehicles and only a limited secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and the possibility that resale values could be lower than we expect increases the difficulty of providing leasing terms that appeal to potential customers through such third-party financing partners. We believe that the ability to offer attractive leasing and financing options is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles.
Furthermore, offering leasing and financing alternatives to customers could expose us to risks commonly associated with the extension of consumer credit. Competitive pressure and challenging markets could increase credit risk through leases and loans to financially weak customers, extended payment terms, and leases and loans into new and immature markets, and any such credit risk could be further heightened in light of the economic uncertainty and any economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, COVID-19, or other public crises. If we are unable to provide leasing and financing arrangements that appeal to potential customers in a timely manner, or if the provision of such arrangements exposes us to excessive consumer credit risk, our business, competitive position, results of operations and financial condition could be adversely affected.
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
Many of our vehicles are still in the development and/or testing phase and production of the Lucid Gravity SUV is not expected to begin until late 2024, and may occur later or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of the Casa Grande manufacturing facilities, or other future manufacturing facilities.
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
Any significant increases in our production may in the future require us to procure additional components in a short amount of time and our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers provide us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer. Alternatively, if our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments with suppliers with whom we have non-cancelable long-term purchase commitments. If we are unable to fully utilize our purchase commitments, we may potentially face fees, penalties, increased prices, excess inventory, or inventory write-offs, and there could be a material adverse effect on our results of operations.

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

Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. In addition, we have entered into agreements with Panasonic Energy Co., Ltd. and certain of its affiliates for the supply of lithium-ion battery cells, pursuant to which we have made certain non-cancelable long-term purchase commitments. If our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments. If we are unable to fully utilize our purchase commitments, we may potentially face fees, penalties, increased prices, excess inventory, or inventory write-offs, and there could be a material adverse effect on our results of operations.
Furthermore, our ability to manufacture our vehicles depends on continuing access to semiconductors and components that incorporate semiconductors. A global semiconductor supply shortage is having wide-ranging effects across multiple industries and the automotive industry in particular, and it has impacted many automotive suppliers and manufacturers, including us, that incorporate semiconductors into the parts they supply or manufacture. We have experienced and may continue to experience an impact on our operations as a result of the semiconductor supply shortage, and such shortage could in the future have a material impact on us or our suppliers, which could delay or reduce planned production levels of the Lucid Air or planned future vehicles, impair our ability to continue production once started or force us or our suppliers to pay exorbitant rates for continued access to semiconductors, any of which could have a material adverse effect on our business, prospects and results of operations. In addition, prices and transportation expenses for these materials fluctuate depending on many factors beyond our control, including fluctuations in supply and demand, foreign currency fluctuations, tariffs and taxes, fluctuations in energy prices and shortages in petroleum or natural gas supply, freight charges and other economic and political factors. These risks could be further magnified by geographical developments, global conflicts or other geopolitical events. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.
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
The construction of our facilities and our operations are also subject to review and inspection by officials in the jurisdictions where our facilities are located, including without limitation, fire officials and building construction officials. We have, in the past received, and could in the future receive, results from inspections by local officials at our facilities, both existing and currently under construction, in Casa Grande, Arizona, citing failing marks. We have actively engaged with the local authorities and have retained outside experts to address all of the specific issues identified by those officials as well as to devise means and methods that ensure an ongoing safe and compliant work environment. Any future results will be addressed in a similar manner. Failure to address issues raised by local authorities may result in government-ordered temporary cessation of our construction and/or production operations, which could require us to take vehicle production offline or reduce our planned manufacturing volumes, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, satisfy the requirements of customers and potential customers or fully utilize our purchase commitments with suppliers. Any failure to develop and implement such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we ramp production of the Lucid Air, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.
Our vehicles or the components installed therein have in the past and may in the future contain defects in design or manufacture that may cause them not to perform as expected or that may require repairs, recalls, or design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors when first introduced. If our vehicles contain defects in design or manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles such as bi-directional charging or ADAS features take longer than expected to become available, are legally restricted or become subject to additional regulation, our ability to develop, market and sell our products and services could be harmed. In addition, our over-the-air software updates may fail to achieve its intended repair and performance goals, expose our customers’ vehicles to vulnerabilities, or have unintended consequences, and may require our customers to bring their vehicles to our service centers. Although we will attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of our customers. Further, our limited operating history and limited field data reduce our ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale or lease to customers.
Any defects, delays or legal restrictions on vehicle features, failed over-the-air software updates, or other failure of our vehicles to perform as expected, could harm our brand and reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims or significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. Any such defects or noncompliance with legal requirements could also result in safety recalls. See “— Risks Related to Litigation and Regulation — We have in the past and may choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.” As a new entrant to the industry attempting to build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for our vehicles.
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

We and our suppliers may be impacted by weather events, natural disasters, wars, health epidemics or pandemics, security incidents or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona and Saudi Arabia are located in sandstorm-, flood- and/or tornado-prone areas. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information technology systems or communication networks break down or operate improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, global conflicts or other geopolitical events may increase the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.

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

These risks have been heightened in connection with ongoing global conflicts and other geopolitical events and we cannot be certain how this new risk landscape will impact our operations. When geopolitical conflicts develop, government systems as well as critical infrastructures such as financial services and utilities may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. There can be no assurance that our business will not become a potential target as adversaries may attack networks and systems indiscriminately. Such cyberattacks may potentially cause unauthorized access to our sensitive data (including personal data or our proprietary software code), products, and systems, resulting in a data breach, or disruption, modification or destruction to our systems and applications. As a result, we may suffer monetary losses, business interruption, and long-lasting operational issues, damage to our reputation and brand or loss of our intellectual property (including trade secrets).
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
We may not have adequate insurance coverage to cover losses associated with any of the foregoing, if any. The costs of investing and remediating a large data breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases, imposition of large deductible, exclusions or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
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
Related to the collection and use of data, we are impacted by regulations obligating the organization to share vehicle repair related information with third parties, including repair shops and repair tool hardware developers, in what is commonly called “right-to-repair.” Recent action by the Massachusetts Attorney General, for example, has expedited our timeline to respond to right-to-repair support requests in that state for telematics enabled vehicles. Other state, federal, and foreign jurisdictions are exploring expanding company obligations in this area as well.
Failure to comply with applicable laws or regulations, such as the ones discussed above, or to secure personal information could result in investigations, enforcement actions and other proceedings against us, which could result in substantial fines, damages and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits.
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
Our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. It is always possible that we could lose some key employees, especially if we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, or if the volatility of our stock price increases. In addition, the Restructuring Plan, which involves the reduction of our employee workforce, may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. The Restructuring Plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We also cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The replacement of any members of our senior management team or other key employees likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, but not limited to, in particular, engineers, and Arizona, where we have a substantial presence and a need for, among others, a large skilled repair, logistics, supply chain, and manufacturing workforce. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19 and global conflicts or other geopolitical events. Our inability to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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
We will need to hire, retain, and train a significant number of employees to engage in full capacity commercial manufacturing operations and for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, retaining, training and managing a large workforce, such as establishing and maintaining efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating and maintaining an effective company culture. Although the area surrounding our Casa Grande, Arizona manufacturing facilities is home to a highly trained workforce with experience in engineering and manufacturing, this workforce does not have significant experience with electric vehicle manufacturing, and related processes such as inventory management, logistics and quality control, and many jobs will require significant training and we may need to spend significant resources to ensure employees obtain and adhere to such training. Further, competition for employees in the Casa Grande, Arizona has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area. If we are unsuccessful in hiring, retaining, and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
We are or will be subject to complex and evolving environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels, including laws relating to the use, handling, storage, recycling, disposal and human exposure to lithium-ion batteries and hazardous materials and with respect to constructing, expanding and maintaining our facilities. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our ability to continue our commercial manufacturing operations. Such costs and delays may adversely impact our business prospects and results of operations. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.

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
For example, beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022 and that motion was granted on January 11, 2023, with Plaintiffs being provided the ability to seek leave to amend. On January 30, 2023, Plaintiffs filed a Motion for Leave to Amend, which the Company opposed. On June 29, 2023, the District Court denied that motion, dismissed the lawsuit and terminated the case. It is unclear at the present time whether Plaintiffs will appeal the dismissal.
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
We have funded our operations since inception primarily through equity and debt financings. For example, we issued approximately $2.0 billion of 1.25% convertible senior notes due 2026 in December 2021 (the “2026 Notes”), entered into a credit agreement that provides for a $1.0 billion senior secured asset-based revolving credit facility in June 2022 (the “ABL Credit Facility”), completed an “at-the-market” equity offering program for net proceeds of $594.3 million after deducting commissions and other issuance costs and consummated a private placement of common stock to Ayar for aggregate proceeds of $915.0 million in December 2022. In addition, we have, through our subsidiary, entered into a loan agreement with the Saudi Industrial Development Fund for an aggregate principal amount of up to SAR 5.19 billion in February 2022 (the “SIDF Loan Agreement”) and also entered into a revolving credit facility agreement with Gulf International Bank for an aggregate principal amount of SAR 1 billion in April 2022, which was amended in March 2023 (as amended, the “Amended GIB Facility Agreement”). In June 2023, we completed an underwritten public offering of common stock for aggregate net proceeds of $1.2 billion and consummated the private placement to Ayar for aggregate net proceeds of $1.8 billion, after deducting issuance costs. We anticipate that we will continue to need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to Peter Rawlinson, our Chief Executive Officer and Chief Technology Officer, that were previously granted to him in March 2021 through “net settlement,” i.e., by remitting cash to satisfy the tax withholding obligation and withholding a number of the vested shares on each vesting date. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
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
We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, including as a result of inflation, government closures of banks and liquidity concerns at other financial institutions, interest rate changes, global conflicts or other geopolitical events and the COVID-19 pandemic, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations and financial condition.
We may not be able to consummate our agreement with Aston Martin and even if we do, we may not be able to realize the anticipated benefits.
In June 2023, we entered into an agreement (the “Implementation Agreement”) with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”), under which the parties will establish a long-term strategic technology partnership in which we will provide Aston Martin with powertrain and battery system technology for use in Aston Martin’s initial and certain future electric vehicles. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

The commencement of the partnership as contemplated in the Implementation Agreement are subject to certain conditions, including, among other requirements, obtaining Aston Martin shareholder approval at a meeting of Aston Martin shareholders, satisfaction of regulatory approvals, and other customary conditions, and the parties may terminate the Implementation Agreement if such conditions are not met. No assurance can be given that such conditions will be satisfied on a timely basis, or at all. In addition, even if we are able to commence the partnership, we may not be able to realize the anticipated benefits of the partnership if we experience delays, fail to successfully integrate our powertrain and battery components with Aston Martin’s vehicles, or fail to enter into a supply agreement on terms acceptable to us, or if we experience delays or fail to deliver the components ordered by Aston Martin. Any such delay or failure for any reason, including for reasons beyond our control, may have an adverse effect on our brand and reputation, and our business, prospects, results of operations and financial condition.
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
Strategic business relationships are and will continue to be an important factor in the growth and success of our business. From time to time, we explore opportunities to enter into strategic relationships, including partnerships with original equipment manufacturers. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that we will be able to maintain such relationships. In addition, our competitors may capitalize on such opportunities before we do and we may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. For example, we have partnered with Electrify America to provide our customers with access to Electrify America’s charging infrastructure, and we will rely on ongoing access to such infrastructure to provide our customers with charging solutions. If Electrify America terminates this partnership or otherwise fails to deliver the anticipated benefits of this partnership, our ability to provide a satisfactory customer experience will be harmed, and we will be required to identify alternate charging partners or invest in our own charging network. Our current and future alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

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
We expect our period-to-period financial results to vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of the Lucid Air and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles, especially in new markets; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, both nationally and locally; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; or investment in expansion to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2031. As of June 30, 2023, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of June 30, 2023, we maintain a full valuation allowance for our net deferred tax assets.
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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the 2026 Notes regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including global conflicts and other geopolitical events, natural disasters, the COVID-19 pandemic, and any other global pandemics, as well as general economic, political and market conditions such as recessions, inflation, government closures of banks and liquidity concerns at other financial institutions, or interest rate changes, may seriously affect the market price of our common stock and other securities, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
As of June 30, 2023, PIF, both directly and indirectly through Ayar, held approximately 60.2% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.

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
Item 5. Other Information.
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:
EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Lucid Group, Inc.	8-K	001-39408	April 25, 2023	3.1

3.2	Second Amended and Restated Bylaws of the Company	8-K	001-39408	March 3, 2023	3.2

10.1^	Lucid Group, Inc. Second Amended and Restated 2021 Stock Incentive Plan (including the Lucid Group, Inc. 2021 Employee Stock Purchase Plan, attached thereto)	8-K	001-39408	April 25, 2023	10.1

10.2	Subscription Agreement, dated May 31, 2023, between Lucid Group, Inc. and Ayar Third Investment Company.	8-K	001-39408	June 5, 2023	10.1

10.3	Amendment No. 2 to the Investor Rights Agreement, dated May 31, 2023, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	June 5, 2023	10.2

10.4#	Implementation Agreement, dated June 26, 2023, by and among Lucid Group, Inc., Atieva, Inc., Lucid Group Technologies, LLC, Aston Martin Lagonda Global Holdings plc and Aston Martin Lagonda Limited					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

#    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)
^    Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: August 7, 2023	By:	/s/ Sherry House
Sherry House
Chief Financial Officer