Form 10-Q
period 2023-09-30
Lucid Group, Inc.
filed 2023-11-07
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at November 1, 2023: 2,289,429,227

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to energy storage systems and automotive partnerships, technology, manufacturing capabilities and facilities, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our direct-to-consumer strategy, our financial and operating outlook, future market launches and international expansion, including our planned manufacturing facility in Saudi Arabia and related timing and value to us, and our needs for additional financing. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
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
•our ability to rapidly innovate;
•our ability to enter into or maintain partnerships with original equipment manufacturers, vendors and technology providers, including our ability to realize the anticipated benefits of our transaction with Aston Martin;
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
Frequently Used Terms
Unless otherwise stated in Item 1. Financial Statements and accompanying footnotes, or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

“2026 Notes” are to the 1.25% Convertible Senior Notes due 2026;

“AMP-1” are to our Advanced Manufacturing Plant 1 in Casa Grande, Arizona;

“AMP-2” are to our planned Advanced Manufacturing Plant 2 in Saudi Arabia, which consists of a semi knocked-down (“SKD”) portion that has been completed and a completely-built-up (“CBU”) portion that will be constructed;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,164,391	$1,735,765
Short-term investments	3,258,206	2,177,231
Accounts receivable, net	23,370	19,542
Inventory	798,974	834,401
Prepaid expenses	76,368	63,548
Other current assets	70,185	81,541
Total current assets	5,391,494	4,912,028
Property, plant and equipment, net	2,673,057	2,166,776
Right-of-use assets	221,657	215,160
Long-term investments	479,727	529,974
Other noncurrent assets	175,299	55,300
TOTAL ASSETS	$8,941,234	$7,879,238

LIABILITIES
Current liabilities:
Accounts payable	$104,602	$229,084
Accrued compensation	61,542	63,322
Finance lease liabilities, current portion	8,964	10,586
Other current liabilities	862,752	634,567
Total current liabilities	1,037,860	937,559
Finance lease liabilities, net of current portion	77,019	81,336
Common stock warrant liability	78,943	140,590
Long-term debt	1,995,673	1,991,840
Other long-term liabilities	345,724	378,212
Total liabilities	3,535,219	3,529,537
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 2,290,134,335 and 1,830,172,561 shares issued and 2,289,276,510 and 1,829,314,736 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	229	183
Additional paid-in capital	14,981,851	11,752,138
Treasury stock, at cost, 857,825 shares at September 30, 2023 and December 31, 2022	(20,716)	(20,716)
Accumulated other comprehensive loss	(10,363)	(11,572)
Accumulated deficit	(9,544,986)	(7,370,332)
Total stockholders’ equity	5,406,015	4,349,701
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,941,234	$7,879,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$137,814	$195,457	$438,120	$350,468

Costs and expenses
Cost of revenue	469,722	492,483	1,526,051	1,030,795
Research and development	230,758	213,761	694,035	600,218
Selling, general and administrative	189,691	176,736	556,209	563,707
Restructuring charges	518	—	24,546	—
Total cost and expenses	890,689	882,980	2,800,841	2,194,720

Loss from operations	(752,875)	(687,523)	(2,362,721)	(1,844,252)

Other income (expense), net
Change in fair value of common stock warrant liability	60,316	140,146	61,647	998,319
Interest income	66,064	24,373	145,594	27,284
Interest expense	(3,340)	(7,613)	(17,138)	(22,521)
Other income (expense), net	(763)	665	(1,024)	9,898
Total other income, net	122,277	157,571	189,079	1,012,980
Loss before provision for income taxes	(630,598)	(529,952)	(2,173,642)	(831,272)
Provision for income taxes	296	149	1,012	540
Net loss	(630,894)	(530,101)	(2,174,654)	(831,812)
Net loss attributable to common stockholders, basic	(630,894)	(530,101)	(2,174,654)	(831,812)
Change in fair value of dilutive warrants	—	(140,146)	—	(998,319)
Net loss attributable to common stockholders, diluted	$(630,894)	$(670,247)	$(2,174,654)	$(1,830,131)

Weighted average shares outstanding attributable to common stockholders
Basic	2,284,446,783	1,676,048,504	2,010,916,100	1,666,693,217
Diluted	2,284,446,783	1,690,963,548	2,010,916,100	1,686,576,589

Net loss per share attributable to common stockholders
Basic	$(0.28)	$(0.32)	$(1.08)	$(0.50)
Diluted	$(0.28)	$(0.40)	$(1.08)	$(1.09)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$1,554	$(12,575)	$2,590	$(13,266)
Foreign currency translation adjustments	(1,967)	—	(1,381)	—
Total other comprehensive income (loss)	(413)	(12,575)	1,209	(13,266)
Comprehensive loss attributable to common stockholders	$(631,307)	$(542,676)	$(2,173,445)	$(845,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2023	Shares	Amount
Balance as of June 30, 2023	2,282,278,815	$228	$14,904,370	$(20,716)	$(9,950)	$(8,914,092)	$5,959,840
Net loss	—	—	—	—	—	(630,894)	(630,894)
Other comprehensive loss	—	—	—	—	(413)	—	(413)
Tax withholding payments for net settlement of employee awards	—	—	(4,327)	—	—	—	(4,327)
Issuance of common stock upon vesting of employee RSUs	5,172,059	1	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,825,636	—	2,214	—	—	—	2,214
Stock-based compensation	—	—	79,595	—	—	—	79,595
Balance as of September 30, 2023	2,289,276,510	$229	$14,981,851	$(20,716)	$(10,363)	$(9,544,986)	$5,406,015

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2022	Shares	Amount
Balance as of June 30, 2022	1,672,543,611	$167	$10,099,209	$(20,716)	$(691)	$(6,367,583)	$3,710,386
Net loss	—	—	—	—	—	(530,101)	(530,101)
Other comprehensive loss	—	—	—	—	(12,575)	—	(12,575)
Tax withholding payments for net settlement of employee awards	—	—	(21,654)	—	—	—	(21,654)
Issuance of common stock upon vesting of employee RSUs	5,100,389	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,503,338	1	1,888	—	—	—	1,889
Stock-based compensation	—	—	83,302	—	—	—	83,302
Balance as of September 30, 2022	1,680,147,338	$168	$10,162,745	$(20,716)	$(13,266)	$(6,897,684)	$3,231,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Nine months ended September 30, 2023	Shares	Amount
Balance as of January 1, 2023	1,829,314,736	$183	$11,752,138	$(20,716)	$(11,572)	$(7,370,332)	$4,349,701
Net loss	—	—	—	—	—	(2,174,654)	(2,174,654)
Other comprehensive income	—	—	—	—	1,209	—	1,209
Tax withholding payments for net settlement of employee awards	—	—	(14,705)	—	—	—	(14,705)
Issuance of common stock upon vesting of employee RSUs	11,607,793	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	2,287,592	—	15,089	—	—	—	15,089
Issuance of common stock upon exercise of stock options	6,827,738	—	7,321	—	—	—	7,321
Issuance of common stock under Underwriting Agreement, net of issuance costs	173,544,948	17	1,184,207	—	—	—	1,184,224
Issuance of common stock under 2023 Subscription Agreement, net of issuance costs	265,693,703	27	1,812,614	—	—	—	1,812,641
Stock-based compensation	—	—	225,189	—	—	—	225,189
Balance as of September 30, 2023	2,289,276,510	$229	$14,981,851	$(20,716)	$(10,363)	$(9,544,986)	$5,406,015

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Nine months ended September 30, 2022	Shares	Amount
Balance as of January 1, 2022	1,647,555,590	$165	$9,995,778	$(20,716)	$—	$(6,065,872)	$3,909,355
Net loss	—	—	—	—	—	(831,812)	(831,812)
Other comprehensive loss	—	—	—	—	(13,266)	—	(13,266)
Tax withholding payments for net settlement of employee awards	—	—	(212,895)	—	—	—	(212,895)
Issuance of common stock upon vesting of employee RSUs	13,142,048	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	751,036	—	12,882	—	—	—	12,882
Issuance of common stock upon exercise of stock options	18,698,664	2	14,736	—	—	—	14,738
Stock-based compensation	—	—	352,245	—	—	—	352,245
Balance as of September 30, 2022	1,680,147,338	$168	$10,162,745	$(20,716)	$(13,266)	$(6,897,684)	$3,231,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,174,654)	$(831,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,033	131,343
Amortization of insurance premium	30,242	25,188
Non-cash operating lease cost	18,871	14,254
Stock-based compensation	193,432	352,245
Inventory and firm purchase commitments write-downs	734,495	364,553
Change in fair value of common stock warrant liability	(61,647)	(998,319)
Other non-cash items	(46,990)	(5,020)
Changes in operating assets and liabilities:
Accounts receivable	(3,778)	489
Inventory	(575,933)	(906,054)
Prepaid expenses	(43,062)	(12,101)
Other current assets	13,680	(33,262)
Other noncurrent assets	(113,790)	(39,082)
Accounts payable	(114,810)	52,216
Accrued compensation	(1,781)	16,644
Operating lease liabilities	(17,500)	(10,761)
Other current liabilities	(44,005)	281,545
Other long-term liabilities	25,993	20,191
Net cash used in operating activities	(2,015,204)	(1,577,743)
Cash flows from investing activities:
Purchases of property, plant and equipment	(638,002)	(784,964)
Purchases of investments	(3,585,254)	(2,726,677)
Proceeds from maturities of investments	2,480,570	125,353
Proceeds from sale of investments	148,388	—
Proceeds from government grant	—	97,267
Other investing activities	(4,827)	—
Net cash used in investing activities	(1,599,125)	(3,289,021)
Cash flows from financing activities:
Proceeds from issuance of common stock under Underwriting Agreement, net of issuance costs	1,184,224	—
Proceeds from issuance of common stock under 2023 Subscription Agreement, net of issuance costs	1,812,641	—
Payment for short-term insurance financing note	—	(15,330)
Payment for finance lease liabilities	(4,534)	(3,605)
Proceeds from borrowings	42,920	20,228
Repayments for borrowings	—	(6,653)
Proceeds from failed sale-leaseback transaction	—	31,700
Proceeds from exercise of stock options	7,321	14,738
Proceeds from employee stock purchase plan	15,089	12,882
Tax withholding payments for net settlement of employee awards	(14,705)	(212,895)
Payment for credit facility issuance costs	—	(6,631)
Net cash provided by (used in) financing activities	3,042,956	(165,566)
Net decrease in cash, cash equivalents, and restricted cash	(571,373)	(5,032,330)
Beginning cash, cash equivalents, and restricted cash	1,737,320	6,298,020
Ending cash, cash equivalents, and restricted cash	$1,165,947	$1,265,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$7,933	$11,307
Cash paid for taxes	$37	$480
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and other current liabilities	$77,844	$65,267
Property, plant and equipment and right-of-use assets obtained through leases	$26,572	$143,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2023
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
From inception through September 30, 2023, the Company had incurred operating losses and negative cash flows from operating activities. For the nine months ended September 30, 2023 and 2022, the Company has incurred net losses of $2,174.7 million and $831.8 million, respectively. The Company had an accumulated deficit of $9.5 billion as of September 30, 2023.
The Company completed the first phase of the construction of its Advanced Manufacturing Plant 1 in Casa Grande, Arizona (“AMP-1”) in 2021, transitioned general assembly to the AMP-1 phase 2 manufacturing facility and completed the semi knocked-down (“SKD”) portion of its Advanced Manufacturing Plant 2 in Saudi Arabia (“AMP-2”) in September 2023. The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company continues to expand AMP-1, construct the completely-built-up (“CBU”) portion of AMP-2, and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, which is above and beyond the expected cash inflows from the initial sales of the Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
The Company’s existing sources of liquidity include cash, cash equivalents, investments, and credit facilities. Historically, the Company funded operations primarily with issuances of common stock, convertible preferred stock and convertible notes. Upon the completion of the Merger, the Company received $4,400.3 million in cash proceeds, net of transaction costs. In December 2021, the Company issued an aggregate principal amount of $2,012.5 million of 1.25% convertible senior notes due in December 2026.
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
Certain Significant Risks and Uncertainties

The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully electric vehicles and advanced electric vehicle powertrain components, including battery pack systems, (iii) further construction of AMP-1 phase 2 in Casa Grande, Arizona, (iv) construction of the CBU portion of AMP-2 in Saudi Arabia, and (v) expansion of its retail studios and service centers capabilities throughout North America and across the globe. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing.
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

A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause the Company’s customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for the Company’s products may result in significant decreases in product sales, which in turn would have a material adverse impact on the Company’s business, prospects, financial condition and results of operations. Because of the Company’s premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on the Company compared to many of its electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of the Company’s suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to the Company, or meet the Company’s future demand. In addition, the deterioration of conditions in the broad financing markets may limit the Company’s ability to obtain external financing to fund its operations and capital expenditures on terms favorable to the Company, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q (the “Quarterly Report”) for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”

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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of operations for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,164,391	$1,735,765	$1,264,136	$6,262,905
Restricted cash included in other current assets	1,556	1,555	1,554	10,740
Restricted cash included in other noncurrent assets	—	—	—	24,375
Total cash, cash equivalents, and restricted cash	$1,165,947	$1,737,320	$1,265,690	$6,298,020
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
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of electric vehicles to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified OTA software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally 4 years. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future product returns. Return rate estimates are based on historical experience and sales return reserve balance was not material as of September 30, 2023 and December 31, 2022.
Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partner in connection with its vehicle leasing program. Vehicle sales with RVG totaled $56.5 million and $112.0 million, respectively, during the three and nine months ended September 30, 2023, and $10.1 million for the same periods in the prior year. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations. The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. As of September 30, 2023 and December 31, 2022, the RVG liability was not material.
Deferred revenue related to OTA and remarketing activities for vehicle sales of $6.7 million and $4.0 million, respectively, was recorded within other current liabilities, and $18.2 million and $11.4 million, respectively, was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
Other
Other consists of revenue from non-warranty after-sales vehicle services and parts, powertrain kits and retail merchandise.

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
Except for the policy described above, there have been no significant changes to accounting policies during the three and nine months ended September 30, 2023.
NOTE 3 - RESTRUCTURING
On March 28, 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company substantially completed the Restructuring Plan in the second quarter of 2023.
During the three and nine months ended September 30, 2023, the Company recorded charges of $0.5 million and $24.5 million, respectively, related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense. These charges were recorded within restructuring charges in the condensed consolidated statements of operations and comprehensive loss.
A summary of restructuring liabilities associated with the Restructuring Plan was as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Restructuring liabilities - beginning of period	$1,705	$—
Restructuring charges excluding non-cash items(1)	518	25,989
Cash payments	(1,846)	(25,612)
Restructuring liabilities - end of period	$377	$377
(1) Excluded non-cash items of $1.4 million for the nine months ended September 30, 2023, which was net of accelerated stock-based compensation expense of $3.4 million and a reversal of $4.8 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of September 30, 2023, the restructuring liabilities of $0.4 million associated with the Restructuring Plan were included in accrued compensation in the condensed consolidated balance sheet.
NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$315,887	$464,731
Work in progress	96,879	34,311
Finished goods	386,208	335,359
Total Inventory	$798,974	$834,401
Inventory was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and internally used vehicles which the Company intends to sell. The Company recorded write-downs of $230.8 million and $752.8 million, respectively, for the three and nine months ended September 30, 2023, and $186.5 million and $364.6 million, respectively, for the same periods in the prior year, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments.

Property, plant and equipment, net
Property, plant and equipment, net as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	September 30, 2023	December 31, 2022
Land and land improvements	$69,718	$64,677
Building and improvements(1)	564,576	197,406
Machinery, Tooling and Vehicles(2)	957,243	743,006
Computer equipment and software	70,311	48,899
Leasehold improvements	213,112	182,904
Furniture and fixtures	43,706	27,803
Finance leases	96,425	97,992
Construction in progress	1,094,280	1,077,179
Total Property, plant and equipment	3,109,371	2,439,866
Less: accumulated depreciation and amortization	(436,314)	(273,090)
Property, plant and equipment, net	$2,673,057	$2,166,776
(1) As of September 30, 2023, $97.3 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance. See Note 15 “Related Party Transactions” for more information.
(2) Included $31.7 million of service loaner vehicles as of September 30, 2023.
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

	September 30, 2023	December 31, 2022
Machinery and tooling(1)	$687,534	$515,662
Construction of AMP-1 and AMP-2(1)	386,825	526,720
Leasehold improvements	19,921	34,797
Total construction in progress	$1,094,280	$1,077,179
(1) As of December 31, 2022, $33.3 million of capital expenditure support received from MISA was recorded as a deduction to the AMP-2 construction in progress balance. See Note 15 “Related Party Transactions” for more information.
Depreciation and amortization expense was $60.8 million and $166.0 million, respectively, for the three and nine months ended September 30, 2023, and $50.6 million and $131.3 million, respectively, for the same periods in the prior year. The amount of interest capitalized on construction in progress related to significant capital asset construction was $6.0 million and $10.0 million, respectively, for the three and nine months ended September 30, 2023, and $1.1 million and $1.8 million, respectively, for the same periods in the prior year.

Other current liabilities
Other current liabilities as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Engineering, design, and testing accrual	$49,270	$28,686
Construction in progress	220,741	167,462
Accrued purchases(1)	66,927	157,162
Retail leasehold improvements accrual	9,770	9,099
Third-party services accrual	29,433	34,951
Tooling liability	37,491	21,714
Short-term borrowings	52,526	9,595
Operating lease liabilities, current portion	24,925	11,269
Reserve for loss on firm inventory purchase commitments	155,029	22,640
Accrued warranty	33,497	10,464
Other current liabilities	183,143	161,525
Total Other current liabilities	$862,752	$634,567
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
Other long-term liabilities
Other long-term liabilities as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease liabilities, net of current portion	$246,818	$243,843
Other long-term liabilities(1)	98,906	134,369
Total Other long-term liabilities	$345,724	$378,212
(1) As of December 31, 2022, $64.0 million of capital expenditure support received from MISA was recorded as deferred liability within other long-term liabilities. See Note 15 “Related Party Transactions” for more information.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Accrued warranty - beginning of period(1)	$62,186	$8,311	$22,949	$1,282
Warranty costs incurred	(13,929)	(3,501)	(33,759)	(5,256)
Provision for warranty(2)	7,054	8,815	66,121	17,599
Accrued warranty - end of period(1)	$55,311	$13,625	$55,311	$13,625
(1) Accrued warranty balance of $33.5 million and $10.4 million, respectively, was recorded within other current liabilities, and $21.8 million and $12.5 million, respectively, was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
(2) Provision for warranty for the three and nine months ended September 30, 2023 and 2022 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties.

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
Cash, cash equivalents and investments are reported at their respective fair values on the Company’s condensed consolidated balance sheets. The Company’s short-term and long-term investments are classified as available-for-sale securities.
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$522,195	$—	$—	$522,195	$522,195	$—	$—
Level 1:
Money market funds	557,476	—	—	557,476	557,476	—	—
U.S. Treasury securities	2,522,890	59	(6,232)	2,516,717	59,767	2,205,811	251,139
Subtotal	3,080,366	59	(6,232)	3,074,193	617,243	2,205,811	251,139
Level 2:
U.S. government agency securities	45,005	—	(26)	44,979	—	44,979	—
Certificates of deposit	144,180	49	(107)	144,122	—	144,122	—
Commercial paper	447,969	14	(210)	447,773	24,953	422,820	—
Corporate debt securities	671,591	274	(2,803)	669,062	—	440,474	228,588
Subtotal	1,308,745	337	(3,146)	1,305,936	24,953	1,052,395	228,588
Total	$4,911,306	$396	$(9,378)	$4,902,324	$1,164,391	$3,258,206	$479,727

	December 31, 2022
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$321,667	$—	$—	$321,667	$321,667	$—	$—
Level 1:
Money market funds	1,377,540	—	—	1,377,540	1,377,540	—	—
U.S. Treasury securities	1,861,449	151	(9,431)	1,852,169	—	1,570,591	281,578
Subtotal	3,238,989	151	(9,431)	3,229,709	1,377,540	1,570,591	281,578
Level 2:
U.S. government agency securities	43,477	46	(18)	43,505	—	43,505	—
Certificates of deposit	174,037	67	(132)	173,972	—	173,972	—
Commercial paper	238,224	63	(122)	238,165	19,761	218,404	—
Corporate debt securities	438,148	208	(2,404)	435,952	16,797	170,759	248,396
Subtotal	893,886	384	(2,676)	891,594	36,558	606,640	248,396
Total	$4,454,542	$535	$(12,107)	$4,442,970	$1,735,765	$2,177,231	$529,974

During the three and nine months ended September 30, 2023 and 2022, there were immaterial realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $10.5 million and $7.5 million as of September 30, 2023 and December 31, 2022, respectively, and was recorded in other current assets in the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	September 30, 2023
	Amortized cost	Estimated Fair Value
Within one year	$3,264,410	$3,258,206
After one year through three years	482,509	479,727
Total	$3,746,919	$3,737,933
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value-beginning of period	$139,259	$536,635	$140,590	$1,394,808
Change in fair value	(60,316)	(140,146)	(61,647)	(998,319)
Fair value-end of period	$78,943	$396,489	$78,943	$396,489
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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2026 Notes as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	December 31, 2022
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	(16.8)	(20.7)
Net Carrying Amount	$1,995.7	$1,991.8

Fair Value (Level 2)	$1,217.6	$1,041.5
The effective interest rate for the convertible note is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30
	2023	2022	2023	2022
Contractual interest	$6.3	$6.2	$18.9	$18.9
Amortization of debt discounts and debt issuance costs	1.3	1.4	3.9	3.8
Interest expense	$7.6	$7.6	$22.8	$22.7
The 2026 Notes were not eligible for conversion as of September 30, 2023 and December 31, 2022. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of September 30, 2023 and December 31, 2022, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.

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
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.7 million) to SAR 1.77 billion (approximately $471.9 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of September 30, 2023 and December 31, 2022, no amount was outstanding under the SIDF Loan Agreement.
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
As of September 30, 2023, the Company had outstanding borrowings of SAR 197 million (approximately $52.5 million) with weighted average interest rate of 7.46%. As of September 30, 2023, availability under the GIB Credit Facility was SAR 802 million (approximately $213.9 million), after giving effect to the outstanding letters of credit. As of December 31, 2022, the Company had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 6.40% from the Working Capital Facility. As of December 31, 2022, available borrowings were SAR 650 million (approximately $173.0 million) and SAR 314 million (approximately $83.5 million) under the Bridge Facility and Working Capital Facility, respectively. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company was in compliance with applicable covenants under the Amended GIB Facility Agreement.

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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of September 30, 2023 and December 31, 2022, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $44.9 million and $37.4 million as of September 30, 2023 and December 31, 2022, respectively. Availability under the ABL Credit Facility was $476.5 million (including $142.1 million cash and cash equivalents) and $441.4 million (including $37.3 million cash and cash equivalents) as of September 30, 2023 and December 31, 2022, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheets and amortized over the facility term using the straight-line method. Amortization of the deferred issuance costs and commitment fee were $1.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2023, and were not material for the same periods in the prior year.
NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to fair value of $140.6 million as of December 31, 2022. The Private Placement Warrants remained unexercised and were remeasured to fair value of $78.9 million as of September 30, 2023. The Company recognized gains of $60.3 million and $61.6 million, respectively, for the three and nine months ended September 30, 2023, and gains of $140.1 million and $998.3 million, respectively, for the same periods in the prior year, in the condensed consolidated statements of operations and comprehensive loss.
The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and were as follows:

	September 30, 2023	December 31, 2022
Fair value of Private Placement Warrants per share	$1.78	$3.17

Assumptions used in the Black-Scholes option pricing model take into account the contract terms as well as the quoted price of the Company’s common stock in an active market. The volatility is based on the actual market activity of the Company’s peer group as well as the Company’s historical volatility. The expected life is based on the remaining contractual term of the warrants, and the risk free interest rate is based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the warrants’ expected life. The level 3 fair value inputs used in the Black-Scholes option pricing models were as follows:

	September 30, 2023	December 31, 2022
Volatility	75.00%	80.00%
Expected term (in years)	2.8	3.6
Risk-free rate	4.79%	4.11%
Dividend yield	—%	—%

NOTE 8 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of September 30, 2023 and December 31, 2022, there were no issued and outstanding shares of preferred stock.
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
Issuance costs incurred were recorded as a reduction of the gross proceeds received from the equity offerings within additional paid-in capital in the condensed consolidated balance sheets.
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the three and nine months ended September 30, 2023 and 2022.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of September 30, 2023 was as follows:

September 30, 2023
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	34,320,337
Restricted stock units outstanding	61,270,330
Shares available for future grants under equity plans	29,343,917
If-converted common shares from convertible note	36,737,785
Total shares of common stock reserved	206,022,369

NOTE 9 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the nine months ended September 30, 2023 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2022	39,011,116	$1.19	6.52	$224,721
Options granted	3,534,993	8.40
Options exercised	(6,827,738)	1.07
Options canceled	(1,398,034)	2.41
Balance as of September 30, 2023	34,320,337	$1.91	5.75	$140,380
Options vested and exercisable as of September 30, 2023	27,690,560	$1.11	5.47	$127,260
As of September 30, 2023, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $14.7 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock Units (“RSUs”)
A summary of RSUs activity for the nine months ended September 30, 2023 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2022	38,570,298	2,090,140	40,660,438	$19.38
Granted	33,708,323	7,362,343	41,070,666	7.29
Vested	(13,613,955)	—	(13,613,955)	16.51
Cancelled/Forfeited	(6,846,819)	—	(6,846,819)	15.19
Balance as of September 30, 2023	51,817,847	9,452,483	61,270,330	$12.38
As of September 30, 2023, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $485.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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
The Company recognizes compensation expense using a graded vesting attribution method over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. The Company recorded stock-based compensation expense of $85.4 million for the four tranches during the year ended December 31, 2022. The unamortized expense of $8.2 million as of December 31, 2022 for the fifth tranche, representing 2,090,140 RSUs, was fully recognized during the nine months ended September 30, 2023. The Company withheld approximately 0.5 million and 1.4 million shares of common stock, respectively, for the three and nine months ended September 30, 2023, and 0.4 million and 8.9 million shares of common stock, respectively, for the same periods in the prior year, by net settlement to meet the related tax withholding requirements related to the CEO time-based and performance-based RSUs.

During the three and nine months ended September 30, 2023, the Company granted performance-based RSUs to certain employees. Performance-based RSUs granted to certain employees are subject to corporate performance conditions and/or individual performance. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and/or individual performance. Performance-based RSUs earned are subject to service condition which will be met generally over 3 years. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expenses of $2.9 million and $3.6 million, respectively, related to these performance-based RSUs. As of September 30, 2023, the unamortized expense for the performance-based RSUs was $17.9 million which will be recognized over a weighted-average period of 1.4 years.
Employee Stock Purchase Plan (“ESPP”)
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of September 30, 2023, unrecognized stock-based compensation cost related to the ESPP was $31.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,221	$10,836	$2,560	$29,816
Research and development	35,963	34,083	101,356	123,059
Selling, general and administrative	31,053	38,383	90,959	199,370
Restructuring charges	—	—	(1,443)	—
Total	$68,237	$83,302	$193,432	$352,245
NOTE 10 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of September 30, 2023 and December 31, 2022, assets associated with the finance lease were $79.3 million. As of September 30, 2023 and December 31, 2022, liabilities associated with the finance lease were $79.5 million and $81.1 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$221,657	$215,160

Other current liabilities	$24,925	$11,269
Other long-term liabilities	246,818	243,843
Total operating lease liabilities	$271,743	$255,112

Finance leases:
Property, plant and equipment, net	$86,254	$90,386
Total finance lease assets	$86,254	$90,386

Finance lease liabilities, current portion	$8,964	$10,586
Finance lease liabilities, net of current portion	77,019	81,336
Total finance lease liabilities	$85,983	$91,922
The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense:
Operating lease expense(1)	$14,000	$11,888	$40,578	$32,215
Variable lease expense	438	906	1,306	2,581

Finance lease expense:
Amortization of leased assets	$1,326	$1,217	$4,133	$3,446
Interest on lease liabilities	1,204	897	3,677	1,186
Total finance lease expense	$2,530	$2,114	$7,810	$4,632
Total lease expense	$16,968	$14,908	$49,694	$39,428
(1) Excluded short-term leases, which were not material.

Other information related to leases where the Company is the lessee was as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	7.1	7.6
Finance leases	2.8	3.5

Weighted-average discount rate:
Operating leases	10.87%	10.52%
Finance leases	5.58%	5.57%

As of September 30, 2023, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remainder of the year)	$9,179	$1,321
2024	59,125	8,340
2025	59,693	6,619
2026	56,748	82,488
2027	49,491	117
Thereafter	167,124	37
Total minimum lease payments	401,360	98,922
Less: Interest	(129,617)	(12,939)
Present value of lease obligations	271,743	85,983
Less: Current portion	(24,925)	(8,964)
Long-term portion of lease obligations	$246,818	$77,019
As of September 30, 2023, the Company entered into additional leases for facilities and equipment that have not yet commenced with undiscounted future lease payments of $7.6 million. The leases are expected to commence over the next twelve months.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of September 30, 2023 and December 31, 2022, the Company had $384.2 million and $593.9 million, respectively, in commitments related to AMP-1 and AMP-2 plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of September 30, 2023 and December 31, 2022.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. The estimated future payments having a remaining term in excess of one year as of September 30, 2023 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment(1)
2023 (remainder of the year)	$98,775
2024	342,720
2025	459,826
2026	703,715
2027	703,205
Thereafter	2,709,173
Total	$5,017,414
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

Beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022 and that motion was granted on January 11, 2023, with Plaintiffs being provided the ability to seek leave to amend. On January 30, 2023, Plaintiffs filed a Motion for Leave to Amend, which the Company opposed. On June 29, 2023, the District Court denied that motion, dismissed the lawsuit and terminated the case. On July 28, 2023, Plaintiffs appealed the District Court’s decision to the Ninth Circuit Court of Appeals.
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
On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The consolidated complaint names as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021 and August 3, 2022. The consolidated complaint seeks certification of the action as a class action, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company filed a Motion to Dismiss on February 23, 2023, which is pending before the court. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the consolidated complaint will be successful or that it will avoid liability in these matters.
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

Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $60.6 million and $52.5 million as of September 30, 2023 and December 31, 2022, respectively, for which no liabilities are recorded in the condensed consolidated balance sheets.
NOTE 12 - INCOME TAXES
The Company’s provision from income taxes for interim periods is determined using its effective tax rate that arise during the period. The Company’s quarterly tax provision is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, and tax law developments.
The Company’s effective tax rate was 0.0% for the three and nine months ended September 30, 2023, and 0.0% and (0.1)%, respectively, for the same periods in the prior year, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
NOTE 13 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders, basic	$(630,894)	$(530,101)	$(2,174,654)	$(831,812)
Change in fair value of dilutive warrants	—	(140,146)	—	(998,319)
Net loss attributable to common stockholders, diluted	$(630,894)	$(670,247)	$(2,174,654)	$(1,830,131)

Weighted-average shares outstanding, basic	2,284,446,783	1,676,048,504	2,010,916,100	1,666,693,217
Private Placement Warrants using the treasury stock method	—	14,915,044	—	19,883,372
Weighted-average shares outstanding, diluted	2,284,446,783	1,690,963,548	2,010,916,100	1,686,576,589

Net loss per share:
Basic	$(0.28)	$(0.32)	$(1.08)	$(0.50)
Diluted	$(0.28)	$(0.40)	$(1.08)	$(1.09)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30,
Excluded Securities	2023	2022
Private Placement Warrants to purchase common stock	44,350,000	—
Options outstanding to purchase common stock	34,320,337	43,132,157
RSUs outstanding	51,817,847	37,300,903
Employee stock purchase plan	9,353,757	5,068,423
If-converted common shares from convertible note	36,737,785	36,737,785
Total	176,579,726	122,239,268
The 9,452,483 and 2,090,140 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market or corporate performance conditions have not been satisfied as of September 30, 2023 and 2022, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contribution to the 401(k) Plan for the three and nine months ended September 30, 2023 and 2022.
NOTE 15 - RELATED PARTY TRANSACTIONS
Public Investment Fund Internship Agreement
In July 2021, the Company entered into an agreement with PIF, which is an affiliate of Ayar, to implement a recruitment and talent development program pursuant to which the Company agreed to evaluate, employ and train participants nominated by PIF during six-month internships, and PIF agreed to reimburse us for expenses related to participant wages, visa fees, medical insurance, airfare and housing incurred by us. The program ended during the year ended December 31, 2022. Expenses incurred under the agreement were nil during the three and nine months ended September 30, 2023, and $0.3 million and $1.0 million, respectively, during the same periods in the prior year. The amount due from PIF was nil and $1 million as of September 30, 2023 and December 31, 2022, respectively.
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of PIF, which is an affiliate of Ayar, for our first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in Year 2047. The right-of-use assets related to this lease were $4.6 million and $4.8 million as of September 30, 2023 and December 31, 2022, respectively. The lease liabilities were $5.6 million and $5.4 million as of September 30, 2023 and December 31, 2022, respectively. The lease expense recorded for the three and nine months ended September 30, 2023 and 2022 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of 6 years expiring in Year 2029. The right-of-use asset and lease liability related to this lease were $2.4 million and $2.3 million, respectively, as of September 30, 2023. The lease expense recorded for the three and nine months ended September 30, 2023 was immaterial.
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
Pursuant to the agreements, MISA has the right to require Lucid LLC to transfer the ownership of AMP-2 to MISA, at the fair market value thereof, minus an amortized value of the support provided in the event of customary events of default including abandonment or material and chronically low utilization of AMP-2. Alternatively, Lucid LLC is entitled to avoid the transfer of the ownership of AMP-2 by electing to pay such amortized value. The agreements will terminate on the fifteenth anniversary of the commencement of CBU operations at AMP-2 at the latest.
In 2022, the Company received support of SAR 366 million (approximately $97.3 million) in cash. The Company recorded nil and $64.0 million as deferred liability within other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. The Company also recorded $97.3 million and $33.3 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. There were no unfulfilled conditions and contingencies attached to the payments received. In 2022, payment receipts were classified as investing cash inflows in the condensed consolidated statements of cash flows.

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
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred under these agreements were SAR 120.2 million (approximately $32.1 million) and SAR 302.1 million (approximately $80.6 million), respectively, for the three and nine months ended September 30, 2023. Amounts due to Al Bawani under these agreements were SAR 97.2 million (approximately $25.9 million) and SAR 42.1 million (approximately $11.2 million) as of September 30, 2023 and December 31, 2022, respectively.
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
During the three and nine months ended September 30, 2023, the Company received a payment of nil and SAR 8.8 million (approximately $2.3 million), respectively, in cash. The Company recorded $2.0 million as deferred liability within other current liabilities in the condensed consolidated balance sheet as of September 30, 2023. The deduction recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss was immaterial, for the three and nine months ended September 30, 2023.
EV Purchase Agreement
In August 2023, Lucid LLC entered into an EV purchase agreement with the Government of Saudi Arabia, a related party of PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”). The EV Purchase Agreement supersedes the Letter of Undertaking that Lucid LLC entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that Lucid LLC fails to deliver within six months from the date of the applicable purchase order. The Purchaser also has absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. Vehicle sales during the three and nine months ended September 30, 2023 and amounts due from the Purchaser as of September 30, 2023 were not material.

NOTE 16 – SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2023, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.
Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”) under which the Company and Aston Martin have established a long-term strategic technology arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received 28,352,273 ordinary shares of Aston Martin and the first cash installment of $33 million. The Company will receive the remaining cash payments of $99 million phased over a period of three years. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million.

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
Recent Developments
Implementation Agreement with Aston Martin
In June 2023, we entered into an agreement (the “Implementation Agreement”) with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”) under which we and Aston Martin have established a long-term strategic technology arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, we received 28,352,273 ordinary shares of Aston Martin and the first cash installment of $33 million. We will receive the remaining cash payments of $99 million phased over a period of three years. Aston Martin has also committed to an effective minimum spend with us on powertrain components of $225 million.
EV Purchase Agreement
In August 2023, Lucid LLC entered into an EV purchase agreement with the Government of Saudi Arabia as represented by the Ministry of Finance (the “EV Purchase Agreement”), which supersedes the Letter of Undertaking that Lucid LLC entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that Lucid LLC fails to deliver within six months from the date of the applicable purchase order. The Purchaser also has absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles.

Potential Impact of an Economic Downturn on our Business
A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, an economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”
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

Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sale of the Lucid Air, including to open studios, hire a sales force, invest in marketing and brand awareness, and stand up a service center operation. As of September 30, 2023, we have opened forty-five studios and service centers (excluding temporary and satellite service centers): thirty-three in the United States (ten in California, four in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, Texas, Virginia and Washington, and one in each of Colorado, Michigan and New Jersey), five in Canada, two in Germany, one in Netherlands, one in Norway, one in Switzerland, and two in Saudi Arabia. We also expect to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we manufacture and sell.
Establishing Manufacturing Capacity
Achieving commercialization and growth for each generation of electric vehicles requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the United States and internationally. We expect our capital expenditures to increase as we continue our expansion of AMP-1 and construction of the completely-built-up (“CBU”) portion of AMP-2. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new electric vehicles, our ability to achieve sales and experience customer demand for our vehicles at the levels we anticipate, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.
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
Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$137,814	$195,457	$(57,643)	(29)%	$438,120	$350,468	$87,652	25%
We recognize vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, powertrain kits and retail merchandise.
Revenue decreased by $57.6 million, or 29% for the three months ended September 30, 2023, as compared to the same period in the prior year. The decrease was primarily driven by the change in product mix, pricing and incentives offered during the three months ended September 30, 2023.

Revenue increased by $87.7 million, or 25% for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily driven by increases in deliveries of the Lucid Air vehicles, partially offset by change in pricing and incentives offered during the nine months ended September 30, 2023.

Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of revenue	$469,722	$492,483	$(22,761)	(5)%	$1,526,051	$1,030,795	$495,256	48%
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
Cost of other revenue includes direct parts, material and labor costs, manufacturing overhead, including depreciation of tooling costs, shipping and logistic costs. Cost of other revenue also includes costs associated with providing non-warranty after-sales services and costs for retail merchandise.
Cost of revenue decreased by $22.8 million, or 5% for the three months ended September 30, 2023, as compared to the same period in the prior year. The decrease was primarily due to the change in product mix, partially offset by an increase in inventory and firm purchase commitments write-downs.
Cost of revenue increased by $495.3 million, or 48% for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to the increases in the manufacture and sale of the Lucid Air vehicles in 2023 and inventory and firm purchase commitments write-downs. We incurred significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production. In the near term, we expect our production volume of vehicles to continue to be significantly less than our manufacturing capacity.

We recorded write-downs of $230.8 million and $752.8 million, respectively, for the three and nine months ended September 30, 2023, and $186.5 million and $364.6 million, respectively, for the same periods in the prior year, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$230,758	$213,761	$16,997	8%	$694,035	$600,218	$93,817	16%
Selling, general and administrative	189,691	176,736	12,955	7%	556,209	563,707	(7,498)	(1)%
Restructuring charges	518	—	518	*nm	24,546	—	24,546	*nm
Total operating expenses	$420,967	$390,497	$30,470	8%	$1,274,790	$1,163,925	$110,865	10%
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
Research and development expense increased by $17.0 million, or 8% for the three months ended September 30, 2023, as compared to the same period in the prior year. The increase was primarily attributable to an increase of $26.9 million for prototype material, engineering, design and testing services and higher personnel-related expenses of $11.4 million largely due to our growth in headcount, partially offset by a decrease of $13.0 million from lower utilization of contractors and professional fees and a decrease of $10.0 million in allocated facilities costs.

Research and development expense increased by $93.8 million, or 16% for the nine months ended September 30, 2023, as compared to the same period in the prior year. The increase was primarily attributable to an increase of $81.6 million for prototype material, engineering, design and testing services and higher personnel-related expenses of $19.9 million ($41.6 million increase due to our growth in headcount, partially offset by $21.7 million lower stock-based compensation expenses), partially offset by a decrease of $15.4 million from lower utilization of contractors and professional fees.
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
Selling, general, and administrative expense increased by $13.0 million, or 7% for the three months ended September 30, 2023, as compared to the same period in the prior year. The increase was primarily attributable to an increase in allocated facilities costs of $14.2 million, higher personnel-related expenses of $9.5 million ($16.8 million increase due to our growth in headcount, partially offset by $7.3 million lower stock-based compensation expenses), and an increase of $6.4 million in sales and marketing expenses, partially offset by a decrease of $16.6 million from lower utilization of contractors and professional fees.
Selling, general, and administrative expense decreased by $7.5 million, or 1% for the nine months ended September 30, 2023, as compared to the same period in the prior year. The decrease was primarily attributable to lower personnel related expenses of $65.0 million ($108.4 million lower stock-based compensation expense mainly driven by the vesting of the four tranches of CEO performance-based awards during the nine months ended September 30, 2022, partially offset by $43.4 million increase due to our growth in headcount) and a decrease of $7.9 million from lower utilization of contractors and professional fees, partially offset by increases in allocated facilities costs of $47.4 million, other general corporate expenses of $12.4 million, and sales and marketing expense of $5.4 million.
Restructuring Charges
On March 28, 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We substantially completed the Restructuring Plan in the second quarter of 2023.
Restructuring charges of $0.5 million and $24.5 million, respectively, for the three and nine months ended September 30, 2023 primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$60,316	$140,146	$(79,830)	(57)%	$61,647	$998,319	$(936,672)	(94)%
Interest income	66,064	24,373	41,691	171%	145,594	27,284	118,310	434%
Interest expense	(3,340)	(7,613)	4,273	(56)%	(17,138)	(22,521)	5,383	(24)%
Other income (expense), net	(763)	665	(1,428)	*nm	(1,024)	9,898	(10,922)	*nm
Total other income, net	$122,277	$157,571	$(35,294)	(22)%	$189,079	$1,012,980	$(823,901)	(81)%
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
The Private Placement Warrants remained unexercised as of September 30, 2023. The liability was remeasured to fair value, resulting in gains of $60.3 million and $61.6 million, respectively, for the three and nine months ended September 30, 2023, and gains of $140.1 million and $998.3 million, respectively, for the same periods in the prior year. The change in fair value was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Common Stock Warrant Liability” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Interest Income
Interest income increased by $41.7 million and $118.3 million, respectively, for the three and nine months ended September 30, 2023, primarily due to higher average balances and book yield from cash on hand and our investments of available-for-sale securities.
Interest Expense
Interest expense primarily consists of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, commitment fees and amortization of deferred issuance costs from the five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”), and interest on our finance leases.
Interest expense decreased by $4.3 million and $5.4 million, respectively, for the three and nine months ended September 30, 2023, as compared to the same periods in the prior year, primarily due to an increase in interest capitalized on construction in progress related to significant capital asset construction, partially offset by increases in commitment fees and amortization of deferred issuance costs from the ABL Credit Facility, and increase in interest expense from the GIB credit facility.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses and dividend income from our investments. Our foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other income (expense), net decreased by $1.4 million and $10.9 million, respectively, for the three and nine months ended September 30, 2023, primarily due to dividend income earned from our investments in 2022 and changes in foreign currency exchange rates.
Provision for Income Taxes
The following table presents our provision for income taxes for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Provision for income taxes	$296	$149	$147	99%	$1,012	$540	$472	87%

Our provision for income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2023, Lucid had approximately $4.9 billion of cash, cash equivalents and investments. Since inception, our sources of cash are predominantly from proceeds received upon the completion of the Merger, the issuance of convertible debt and proceeds from equity offerings.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity for at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) further construction of AMP-1 phase 2 in Casa Grande, Arizona, (iv) construction of AMP-2 CBU portion in Saudi Arabia, (v) expansion of retail studios and service centers, and (vi) other initiatives related to the sale of vehicles and/ or technology.
We anticipate our cumulative spending on capital expenditures to be in the range of $1.0 billion to $1.1 billion for the fiscal year 2023 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of September 30, 2023, our total minimum lease payments are $500.3 million, of which $10.5 million is due in fiscal year 2023. We also have non-cancellable long-term commitments of $5.0 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 10 “Leases” and Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 30, 2023 and December 31, 2022, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.

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
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.7 million) to SAR 1.77 billion (approximately $471.9 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of September 30, 2023 and December 31, 2022, no amount was outstanding under the SIDF Loan Agreement.
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
Pursuant to the agreements, MISA has the right to require Lucid LLC to transfer the ownership of AMP-2 to MISA, at the fair market value thereof, minus an amortized value of the support provided in the event of customary events of default including abandonment or material and chronically low utilization of AMP-2. Alternatively, Lucid LLC is entitled to avoid the transfer of the ownership of AMP-2 by electing to pay such amortized value. The agreements will terminate on the fifteenth anniversary of the commencement of CBU operations at AMP-2 at the latest.
In 2022, we received support of SAR 366 million (approximately $97.3 million) in cash. We recorded nil and $64.0 million as deferred liability within other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. We also recorded $97.3 million and $33.3 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. There were no unfulfilled conditions and contingencies attached to the payments received.
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
As of September 30, 2023, we had outstanding borrowings of SAR 197 million (approximately $52.5 million) with weighted average interest rate of 7.46%. As of September 30, 2023, availability under the GIB Credit Facility was SAR 802 million (approximately $213.9 million), after giving effect to the outstanding letters of credit. As of December 31, 2022, we had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 6.40% from the Working Capital Facility. As of December 31, 2022, available borrowings were SAR 650 million (approximately $173.0 million) and SAR 314 million (approximately $83.5 million) under the Bridge Facility and Working Capital Facility, respectively. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, we were in compliance with applicable covenants under the Amended GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of September 30, 2023 and December 31, 2022, we were in compliance with applicable covenants under the ABL Credit Facility.
As of September 30, 2023 and December 31, 2022, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $44.9 million and $37.4 million as of September 30, 2023 and December 31, 2022, respectively. Availability under the ABL Credit Facility was $476.5 million (including $142.1 million cash and cash equivalents) and $441.4 million (including $37.3 million cash and cash equivalents) as of September 30, 2023 and December 31, 2022, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
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

We have generated significant losses from our operations as reflected in our accumulated deficit of $9.5 billion and $7.4 billion as of September 30, 2023 and December 31, 2022, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(2,015,204)	$(1,577,743)
Cash used in investing activities	(1,599,125)	(3,289,021)
Cash provided by (used in) financing activities	3,042,956	(165,566)
Net decrease in cash, cash equivalents, and restricted cash	$(571,373)	$(5,032,330)
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
Net cash used in operating activities increased by $437.5 million to $2,015.2 million during the nine months ended September 30, 2023 compared to the same period in the prior year. The increase was primarily due to an overall increase in net operating assets and liabilities of $244.8 million and the increase in net loss excluding non-cash expenses and gains of $192.7 million. The change in net operating assets and liabilities was mainly attributable to advances to suppliers and timing of payments.
Cash Used in Investing Activities
Cash flows from investing activities primarily relate to purchases of investments and capital expenditures to support our growth. We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure.
Net cash used in investing activities decreased by $1,689.9 million to $1,599.1 million during the nine months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily attributable to an increase in proceeds from maturities of investments of $2,355.2 million, partially offset by an increase in purchases of investments of $858.6 million during the nine months ended September 30, 2023 compared to the same period in the prior year.
Cash Provided by (Used in) Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the public offering, At-the-Market Offering, the private placements to Ayar, convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.

Net cash provided by financing activities was $3,043.0 million during the nine months ended September 30, 2023, compared to $165.6 million of net cash used in financing activities for the same period in the prior year. The change was primarily attributable to net proceeds from the issuance of common stock under the 2023 Subscription Agreement of $1,812.6 million and net proceeds from the issuance of common stock under the Underwriting Agreement of $1,184.2 million during the nine months ended September 30, 2023.

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
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 “Summary of Significant Accounting Policies” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Qualitative and Quantitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and inflationary pressure.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our Cash and cash equivalents, restricted cash, and investments. We had cash, cash equivalents, restricted cash, and investments totaling approximately $4.9 billion as of September 30, 2023. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of September 30, 2023, a hypothetical 100 basis point increase in interest rates would result in approximately $17.4 million incremental decline in the fair market value of our portfolio.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, see the description set forth in the “Legal Matters” section in Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.
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

•Changes in costs, changes of supply or shortage of materials, in particular for lithium-ion battery cells or semiconductors, could harm our business.
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
•We may not be able to realize the anticipated benefits of our agreement with Aston Martin.
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
We have incurred net losses each year since our inception, including net loss of approximately $630.9 million and $2,174.7 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, our accumulated deficit was approximately $9.5 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
•increase our sales, service and marketing activities and develop our distribution infrastructure; and
•expand our general and administrative functions to support our growing operations and status as a public company.
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
We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Lucid Gravity SUV and other future products); raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. Increased competition and adverse economic conditions have in the past and may continue in the future to require us to spend additional resources to attract customers, which in turn may result in higher marketing and incentive expenses. Furthermore, lower production and sales volumes may result in an inability to fully utilize our purchase commitments with suppliers which could result in increased costs and excess inventory as well as potential inventory write-offs. In addition, we have incurred and expect to continue to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities and undertaking product recalls. As a company, we have limited historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. While we have announced and implemented the Restructuring Plan intended to reduce our operating expenses, there is no guarantee that the Restructuring Plan will generate its intended benefits. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition may be materially and adversely affected. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.
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
Delays in customer deliveries, delays in the availability of options, potential changes in customer preferences, competitive developments and other factors could result in significant customer cancellations or cause delays in conversions of reservations to orders. Increases in interest rates could make financing unaffordable for segments of our customer base, resulting in cancellations. In addition, customers who placed orders prior to the enactment of the Inflation Reduction Act of 2022 in an effort to maintain eligibility for a federal tax credit, may decide to cancel their orders based upon the initial guidance provided by the Internal Revenue Service that could negatively affect our customers’ ability to receive tax credits for those orders. Any event or incident which generates negative media coverage about us or the safety or quality of our vehicles could also result in significant customer cancellations. No assurance can be given that reservations or orders will not be cancelled and will ultimately result in the final purchase, delivery and sale or lease of vehicles. Accordingly, the number of reservations and orders have significant limitations as a measure of demand for our vehicles, including demand for particular body styles, models or trim levels, or for future vehicle sales. If we encounter delays in customer deliveries of the Lucid Air that further lengthen wait times or in the event of negative media coverage, a significant number of orders may be cancelled.
A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events including the evolving conflict in Israel and Gaza, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. Further, the immediate or prolonged effects of the COVID-19 pandemic could significantly affect government finances and, accordingly, the continued availability of incentives related to electric vehicle purchases and other governmental support programs.

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
Our business and prospects will heavily depend on our ability to develop, maintain, protect and strengthen the “Lucid” brand association with luxury and technological excellence. Promoting and positioning our brand will likely depend significantly on our ability to provide a consistently high-quality customer experience, an area in which we have limited experience. To promote our brand, we will be required to invest in, and over time change our customer development and branding practices, which could result in substantially increased expenses, including the need to use public relations and advertising firms. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles or our competitors’ success. For example, certain of our competitors have been subject to significant scrutiny for incidents involving their self-driving technology and battery fires, which could result in similar scrutiny of us.
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
We require qualified personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing, producing, selling, and servicing electric vehicles is intense, and we may not be able to identify, attract, integrate, train, motivate or retain sufficient highly qualified personnel in the future. Furthermore, any restructuring plan, which involves the reduction of our employee workforce, may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. Any such restructuring plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The failure to identify, attract, integrate, train, motivate and retain these employees could seriously harm our business and prospects. In addition, our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards to be received by the employees for any reason, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key employees were to separate their employment with us, such separation would likely increase the difficulty of managing our current operations and future growth and heighten the foregoing risks.

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
As we expand our international presence and operations, we will be increasingly subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we have been expanding and may continue to expand our sales, maintenance and repair services outside of the United States. We are also continuing the construction of AMP-2 in Saudi Arabia and may continue to further expand our manufacturing activities outside the United States. However, we have limited experience to date manufacturing our vehicles outside of the United States, and such expansion has and will continue to require us to make significant expenditures, including the hiring of local employees and establishing facilities and related systems and processes, in advance of generating any significant revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell, service and manufacture our vehicles, and require significant management attention. These risks include:
•conforming our vehicles to various international regulatory and homologation requirements where our vehicles are sold;
•establishing localized supply chains and managing international supply chain and logistics costs, including the shipping and delivery of kits for the SKD facility;
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
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the electric vehicle industry has grown, with the emergence of several companies that focus completely or partially on the electric vehicle market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. Electric vehicle manufacturers with which we compete include Tesla, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own electric vehicles in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales with luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. For example, some of our competitors have recently announced vehicle price reductions, which may result in downward price pressure and reduced demand for our vehicles. However, we may not be able to adjust our pricing strategies effectively, and there can be no assurance that such adjustments will allow us to successfully compete against our competitors, which may have a material adverse effect on our brand, business, prospects, inventory levels, results of operations and financial conditions. In addition, increased competition has in the past and may continue to require us to increase marketing and incentive expenses, which may have a material adverse effect on our operating results and financial condition. We expect competition in our industry to significantly intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization, favorable governmental policies, macroeconomic uncertainty, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.

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
We expect to benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California and Arizona. We may also benefit from government loan programs. Any reduction, elimination or selective application of tax and other governmental programs and incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. For example, beginning in 2023, the Inflation Reduction Act of 2022 eliminated the $7,500 federal sales tax credit for sedans that have a manufacturer’s suggested retail price over $55,000, although a tax credit remains available for vehicles that are leased rather than purchased. See “— Reservations and orders for our vehicles are cancellable.”
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
We offer leasing and financing of our vehicles to potential customers through third-party financing partners and intend to do the same in new markets, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers. Furthermore, because we have only sold a limited number of vehicles and only a limited secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and the possibility that resale values could be lower than we expect increases the difficulty of providing leasing terms that appeal to potential customers through such third-party financing partners. We believe that the ability to offer attractive leasing and financing options is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles.
Furthermore, offering leasing and financing alternatives to customers could expose us to regulatory risks commonly associated with the extension of consumer credit. Competitive pressure and challenging markets could increase credit risk through leases and loans to financially weak customers, extended payment terms, and leases and loans into new and immature markets, and any such credit risk could be further heightened in light of the economic uncertainty and any economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, COVID-19, or other public crises. If we are unable to provide leasing and financing arrangements that appeal to potential customers in a timely manner, or if the provision of such arrangements exposes us to excessive consumer credit risk, our business, competitive position, results of operations and financial condition could be adversely affected.
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
The spread of COVID-19, or the outbreak of another pandemic, can disrupt our manufacturing operations and those of our suppliers. For example, the COVID-19 outbreak in China and the resulting lockdowns caused parts supply delays with some impact on manufacturing operations in Arizona in 2022. Such disruptions to us and our suppliers have negatively impacted, and could negatively impact in the future the production volume of the Lucid Air, as well other vehicles that we may introduce from time to time. Our manufacturing operations at a limited number of facilities in Casa Grande, Arizona and Saudi Arabia concentrate this risk. In addition, broader impacts of the pandemic have included inflationary pressure, which impacts our cost structure.
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
It is possible that our stakeholders may not be satisfied with our ESG disclosures, practices, or the speed of their adoption, and our systems may not be adequate to comply with increasing global regulations on ESG topics, such as human rights and sustainability reporting. Actual or perceived shortcomings with respect to our ESG initiatives and reporting may subject us to litigation and could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable or downgraded ratings of our company or our industries, as well as non-inclusion or removal of our stock on ESG-oriented investment funds or indexes, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
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
Many of our vehicles are still in the development and/or testing phase and production of the Lucid Gravity SUV is not expected to begin until late 2024, and may occur later or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of our Arizona and Saudi Arabia manufacturing facilities, or other future manufacturing facilities.
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

The continued development of and the ability to manufacture our vehicles, including the Lucid Air and the Lucid Gravity SUV, are and will be subject to risks, including with respect to:
•our ability to ensure ongoing readiness of firmware features and functions to be integrated into the Lucid Air as planned and on the desired timeline;
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
Any significant increases in our production may in the future require us to procure additional components in a short amount of time and our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers provide us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer. Alternatively, if our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments with suppliers with whom we have non-cancelable long-term purchase commitments. In cases where we are unable to fully utilize our purchase commitments, we have in the past and may continue to face fees, penalties, increased prices, excess inventory or inventory write-offs, and there could be a material adverse effect on our results of operations.

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
Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. We are only beginning to scale production in our manufacturing facilities and in the process we have experienced challenges associated with such activities. If our production decreases significantly below our projections for any reason, we may incur loss due to inventory write-downs or assets impairment. In addition, we have not yet begun servicing vehicles at significant volumes. Accordingly, our ability to scale production and vehicle servicing and mitigate risks associated with these activities has not been thoroughly tested. In addition, our current systems and processes are not mature, which may affect our ability to timely initiate critical and time sensitive projects and increase project costs. If we continue to experience logistics challenges, are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, timely comply with applicable regulations, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.
Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, global conflicts or other geopolitical events, governmental changes, tariffs, natural disasters, health epidemics such as the COVID-19 pandemic, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. We have also identified certain of our suppliers, including certain suppliers we deem critical, as having poor financial health or being at risk of bankruptcy. Although we routinely review our suppliers’ financial health and attempt to identify alternate suppliers where possible, the loss of any supplier, particularly a single- or limited-source supplier, or the disruption in the supply of components from our suppliers, could lead to vehicle design changes, production delays, idle manufacturing facilities and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles, any of which could result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, if our suppliers experience substantial financial difficulties, cease operations or otherwise face business disruptions, including as a result of the effects of the COVID-19 pandemic, we may be required to provide substantial financial support to ensure supply continuity, which could have an additional adverse effect on our liquidity and financial condition.
Changes in costs, changes of supply or shortage of materials, in particular for lithium-ion battery cells or semiconductors, could harm our business.
As we scale commercial production of our vehicles or any future energy storage systems, we have experienced and may continue to experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. For example, as we continue our phased construction of our AMP-1 facility, we have experienced increases in material and infrastructure equipment prices and cost of construction labor. In addition, we use various materials in our business, including aluminum, steel, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion battery cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions, inflationary pressure and global demand for these materials, including as a result of increased production of electric vehicles, energy storage products by our competitors and the global supply chain crisis, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:
•a change in the cost, or changes in the available supply, of materials, such as cobalt, used in lithium-ion battery cells;
•disruption in the supply of lithium-ion battery cells due to quality issues or recalls by manufacturers;
•our ability to manage our supply and inventory of lithium-ion battery cells; and
•fluctuations in the value of any foreign currencies, in which lithium-ion battery cells and related raw material purchases are or may be denominated against the U.S. dollar.

Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. In addition, we have entered into agreements with Panasonic Energy Co., Ltd. and certain of its affiliates for the supply of lithium-ion battery cells, pursuant to which we have made certain non-cancelable long-term purchase commitments. If our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments. In cases where we are unable to fully utilize our purchase commitments, we have in the past and may continue to face fees, penalties, increased prices, excess inventory or inventory write-offs, and there could be a material adverse effect on our results of operations.
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
While we have completed the initial phase and portions of the second phase of construction at AMP-1, and the SKD portion of AMP-2, tooling our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. In addition, we may encounter problems or disputes with our vendors for a variety of reasons, including for reasons beyond our control, and such disputes, with or without merit, could also cause significant delays and cost overruns. These risks could be exacerbated because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commencement of commercial production at AMP-1 and SKD production at AMP-2, we have hired and trained and continue to hire, retain, and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial or SKD production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for the Lucid Air and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
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
The construction of our facilities and our operations are also subject to review and inspection by officials in the jurisdictions where our facilities are located, including without limitation, fire officials and building construction officials. We have, in the past received, and could in the future receive, results from inspections by local officials at our facilities, both existing and currently under construction, in Casa Grande, Arizona, citing failing marks. We have actively engaged with the local authorities to address all of the specific issues identified by those officials as well as to devise means and methods that ensure an ongoing safe and compliant work environment. Any future results will be addressed in a similar manner. Failure to address issues raised by local authorities may result in government-ordered temporary cessation of our construction and/or production operations, which could require us to take vehicle production offline or reduce our planned manufacturing volumes, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
We face challenges providing charging solutions for our vehicles, both domestically and internationally.
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
Our customers also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our vehicles, a large portion of which we have developed in-house. As we grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or service. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our results of operations. If we are unable to successfully address the service requirements of our customers, or if we establish a market perception that we do not maintain high-quality support, our brand and reputation could be adversely affected, and we may be subject to claims from our customers, which could result in loss of revenue or damages, and our business, results of operations, prospects and financial condition could be materially and adversely affected.
Insufficient reserves to cover future warranty or part replacement needs or other vehicle repair requirements, including any potential software upgrades, could materially adversely affect our business, prospects, financial condition and results of operations.
We provide a new vehicle limited warranty on all new vehicles and a genuine spare parts and accessories limited warranty on Lucid genuine spare parts and accessories we sell. We maintain warranty reserves to cover part replacement and other vehicle repair needs, including any potential software upgrades or warranty claims. In addition, we expect to provide a manufacturer’s warranty on any future products, including energy storage systems we sell and may provide additional warranties on installation workmanship or performance guarantees. Warranty reserves include our management team’s best estimate of the projected costs to repair or to replace items under warranty. Such estimates are inherently uncertain, particularly in light of our limited operating history and the limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves in the future. If our reserves are inadequate to cover future maintenance requirements on our vehicles, our business, prospects, financial condition and results of operations could be materially and adversely affected. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing reserves will be sufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty we may be exposed to materially higher warranty, parts replacement and repair expenses than we expect, and our reserves may be insufficient to cover such expenses.

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

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, global conflicts or other geopolitical events, health epidemics or pandemics, or security incidents.

We and our suppliers may be impacted by weather events, natural disasters, wars, global conflicts or other geopolitical events, health epidemics or pandemics, security incidents or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona and Saudi Arabia are located in sandstorm-, flood- and/or tornado-prone areas. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information technology systems or communication networks break down or operate improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, the COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, global conflicts or other geopolitical events may increase the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.
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
In addition, we collect, store, transmit and otherwise process data from vehicles, customers, employees and other third parties as part of our business operations, some of which includes personal data or confidential or proprietary information. We also work with third-party service providers and vendors that collect, store and process such data on our behalf. We have taken certain measures to prevent unauthorized access to our information technology systems and information (including personal data) and plan to continue to deploy additional measures as we grow. Our third-party service providers and vendors also take steps to protect the security and integrity of our and their information technology systems and our and their customers’ information. However, there can be no assurance that such systems and measures will not be compromised, including as a result of intentional misconduct by employees, contractors, or vendors, as well as a result of software bugs, human error, or technical malfunctions.
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
Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, transmission, sharing, disclosure and other processing of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020, Canada adopted the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and continues to amend the statute, the United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022, and Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which recently received finalized implementing regulations and came into effect in September 2023, followed by a 12 month compliance grace period. Similarly, China’s Data Security Law (“DSL”) and Personal Information Protection Law (“PIPL”) have been effective since 2021. Each of the GDPR, the CCPA, the DSL, the PIPL, the PIPEDA, the DPL and the PDPL impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR, CCPA, PIPEDA, DPL and PDPL) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.
For example, failure to comply with the GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million or four percent (4%) of global revenue, whichever is greater. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR may have a significant adverse effect on our business and operations. Legal developments in the European Economic Area (“EEA”), including rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the United Kingdom to third countries. While we have taken steps to mitigate the impact on us, the efficacy and longevity of these mechanisms remains uncertain.
At the U.S. state level, we are subject to law and regulations such as the CCPA. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California residents with certain privacy-related disclosures and rights related to their personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective in most material respects starting in July 2023, the California Privacy Rights Act (“CPRA”), will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency, the California Privacy Protection Agency (“CPPA”), that will be vested with the authority to implement and enforce the CCPA (as modified by CPRA and any related regulations).
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

New company products, services and business lines may face scrutiny from regulators as well. Lucid Financial Services, for example, will be subject to the new FTC Safeguards Rule and other applicable laws and regulations. The financial data collected as part of that program requires additional security and administrative controls.

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
Our success is substantially dependent upon the continued service and performance of our senior management team. Our employees, including our senior management team, are often at-will employees, and therefore may terminate employment with us at any time with no advance notice. It is always possible that we could lose some key employees, especially if we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, or if the volatility of our stock price increases. In addition, any restructuring plan, which involves the reduction of our employee workforce, may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. Any such restructuring plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The replacement of any members of our senior management team or other key employees likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, but not limited to, in particular, engineers, and Arizona, where we have a substantial presence and a need for, among others, a large skilled repair, logistics, supply chain, and manufacturing workforce. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19 and global conflicts or other geopolitical events. Our inability to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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
We will need to hire, retain, and train a significant number of employees to engage in full capacity commercial manufacturing operations and for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, retaining, training and managing a large workforce, such as establishing and maintaining efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating and maintaining an effective company culture. Although the area surrounding our AMP-1 facility in Casa Grande, Arizona and the area surrounding our AMP-2 facility in King Abdullah Economic City (“KAEC”) are home to highly trained workforces with experience in engineering and manufacturing, these workforces do not have significant experience with electric vehicle manufacturing, and related processes such as inventory management, logistics and quality. Many jobs will require significant training and we may need to spend significant resources to ensure employees obtain and adhere to such training. Further, competition for employees in the Casa Grande, Arizona area has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area; this same competition for talent may eventually intensify in KAEC as well. In addition, as we progress in constructing our AMP-2 facility in Saudi Arabia, we will need to hire, retain, and train a significantly larger number of employees in the local region to fully support the facility’s manufacturing operations. We can not assure you that we will be able to operate in compliance with local labor laws and regulations as well as with differing local customs, in order to operate the manufacturing facility. If we are unsuccessful in hiring, retaining and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
Furthermore, although none of our United States based employees are currently represented by a labor union and none of our international employees are currently represented by a labor union that we are aware of at this time, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, or similar activities with certain consultation rights with respect to the relevant companies’ operations, or companies are required to apply collective bargaining agreements, implement works councils or similar bodies with certain consultation rights related to the activities of the companies involved. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to address such organizing and/or to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations or financial condition.
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
At various jurisdictional levels, we are or will be subject to complex and evolving environmental, manufacturing, health and safety laws and regulations, including laws relating to the use, handling, storage, recycling, disposal and human exposure to lithium-ion batteries and hazardous materials and with respect to constructing, expanding and maintaining our facilities. The costs of compliance, including remediating contamination, if any, for our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which could hinder our ability to continue our commercial manufacturing operations. Such costs and delays may adversely impact our business prospects and operations. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.
In addition, motor vehicles are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Lucid Air and any future vehicles will be subject to such regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency, NHTSA, other federal agencies, various state agencies and various state boards; and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time to time, and we could become subject to additional regulations in the future, which could increase the effort and expense of compliance. Federal, state and local laws and industrial standards for electric vehicles are still developing, and we face risks associated with changes to these regulations, which could have an impact on the adoption of electric vehicles. In addition, increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to adopt regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote electric vehicles. If compliance results in delays or substantial expenses, our business could be adversely affected.
We currently are, and expect to become, subject to laws and regulations applicable to the supply, manufacture, import, sale and service of automobiles in an increasing number of international jurisdictions. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, transportation of dangerous goods, fuel economy and emissions, battery recycling, among other things, are often materially different from requirements in the United States. Compliance with such regulations will therefore require additional time and resources to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all, and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.

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
From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, privacy, securities, tax, labor and employment, health and safety, our direct distribution model, environmental claims, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition. In the ordinary course of business, we have been the subject of complaints or litigation, including claims related to shareholders, business disputes, and employment matters.

For example, beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company moved to dismiss the Complaint on February 14, 2022 and that motion was granted on January 11, 2023, with Plaintiffs being provided the ability to seek leave to amend. On January 30, 2023, Plaintiffs filed a Motion for Leave to Amend, which the Company opposed. On June 29, 2023, the District Court denied that motion, dismissed the lawsuit and terminated the case. On July 28, 2023, Plaintiffs appealed the District Court’s decision to the Ninth Circuit Court of Appeals.
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
On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The consolidated complaint names as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021 and August 3, 2022. The consolidated complaint seeks certification of the action as a class action, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The Company filed a Motion to Dismiss on February 23, 2023, which is pending before the court. The Company believes that the plaintiffs’ claims are without merit and intends to defend itself vigorously, but the Company cannot ensure that defendants’ efforts to dismiss the consolidated complaint will be successful or that it will avoid liability in these matters.
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
Our operations are subject to international, federal, state and local environmental laws and regulations relating to the use, handling, storage, disposal of and exposure to hazardous materials and batteries. Environmental, health and safety laws and regulations are complex and evolving. For example, regulations regarding battery storage, recycling, disposal and processing are relatively new and the current lack of industry standards may increase our cost of compliance. Moreover, we may be affected by future amendments to such laws or other new environmental, health and safety laws and regulations which may require a change in our operations, potentially resulting in a material adverse effect on our business, prospects, results of operations and financial condition. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations could result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.
Contamination at properties we own or operate, properties we formerly owned or operated or properties to which we sent hazardous substances may result in liability under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or results of operations.

Our operations are also subject to federal, state, and local workplace safety laws and regulations, including, but not limited to, the Occupational Health and Safety Act, which require compliance with various workplace safety requirements. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations. The costs required to comply with workplace safety laws can be significant, and non-compliance could adversely affect our production or other operations, including with respect to the production of the Lucid Air, which could have a material adverse effect on our business, prospects and results of operations.
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
Our vehicles and the equipment we use are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our vehicles and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, our existing and future international operations for the reassembly or manufacture of our vehicles may subject us to additional constraints under applicable export and import controls and laws.
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
We may not be able to realize the anticipated benefits of our agreement with Aston Martin.
In June 2023, we entered into an agreement (the “Implementation Agreement”) with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”) under which we and Aston Martin have established a long-term strategic technology arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

We may not be able to realize the anticipated benefits of the Strategic Technology Arrangement if we experience delays, fail to successfully integrate our powertrain and battery components with Aston Martin’s vehicles, or fail to enter into a long form supply agreement on terms acceptable to us, or if we experience delays or fail to deliver the components ordered by Aston Martin. Any such delay or failure for any reason, including for reasons beyond our control, may have an adverse effect on our brand and reputation, and our business, prospects, results of operations and financial condition.
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
In December 2021, we issued approximately $2.0 billion principal amount of 2026 Notes and have entered into several credit facilities in 2022. See Note 6 “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness from time to time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2031. As of September 30, 2023, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of September 30, 2023, we maintain a full valuation allowance for our net deferred tax assets.
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
As of September 30, 2023, PIF, both directly and indirectly through Ayar, held approximately 60.0% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
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

Item 5. Other Information.
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:
EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Lucid Group, Inc.	8-K	001-39408	April 25, 2023	3.1

3.2	Second Amended and Restated Bylaws of the Company	8-K	001-39408	March 3, 2023	3.2

10.1#	Electric Vehicle Purchase Agreement, dated August 7, 2023, between the Government of the Kingdom of Saudi Arabia (as Represented by the Ministry of Finance) and Lucid LLC.					X

10.2^	Form of Stock Option Agreement under the Second Amended and Restated 2021 Stock Incentive Plan					X

10.3^	Form of PSU Agreement under the Second Amended and Restated 2021 Stock Incentive Plan					X

10.4^	Form of RSU Agreement under the Second Amended and Restated 2021 Stock Incentive Plan					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

^    Indicates management contract or compensatory plan
#    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: November 7, 2023	By:	/s/ Sherry House
Sherry House
Chief Financial Officer