Form 10-K
period 2023-12-31
Lucid Group, Inc.
filed 2024-02-27
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2023 (the last business day of registrant’s second quarter of fiscal year 2023), was $6.1 billion based upon the last sale price reported for such date on the Nasdaq Stock Market LLC. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding at February 21, 2024: 2,300,047,548

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”). Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Annual Report and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to energy storage systems and automotive partnerships, technology, manufacturing capabilities and facilities, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our direct-to-consumer strategy, our financial and operating outlook, future market launches and international expansion, including our manufacturing facility in Saudi Arabia and related timing and value to us, and our needs for additional financing. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
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
•our ability to conduct equity, equity-linked, or debt financing in the future;
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
Frequently Used Terms
Unless otherwise stated in Part II Item 8. Financial Statements and Supplementary Data, or the context otherwise requires, references in this Annual Report to:

“2026 Notes” are to the 1.25% Convertible Senior Notes due 2026;

“AMP-1” are to our Advanced Manufacturing Plant-1 in Casa Grande, Arizona;

“AMP-2” are to our planned Advanced Manufacturing Plant-2 in Saudi Arabia, which consists of a semi knocked-down (“SKD”) portion that has been completed and a completely-built-up (“CBU”) portion that will be constructed;

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
“ESG” are to Environmental, Social and Governance;

“EV” are to electric vehicle;

“Investor Rights Agreement” are to the Investor Rights Agreement, dated as of February 22, 2021 and as may be amended from time-to-time, by and among the Company, the Sponsor, Ayar and certain other parties thereto;

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

“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill, Legacy Lucid and Air Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Churchill, as the same has been or may be amended, modified, supplemented or waived from time-to-time;

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
About Us
Lucid is a technology company that is setting new standards with its advanced luxury EV, beginning with the Lucid Air, the most efficient (as measured by miles of range per kilowatt-hour), the longest-range, and the fastest-charging fully electric car in its class on the market today. Lucid (i) designs, engineers and manufactures EVs, EV powertrains and battery systems in-house using our own equipment and factories, (ii) designs and develops proprietary software in-house for Lucid vehicles that can be continuously improved upon through over-the-air (“OTA”) software updates, (iii) offers a refined customer experience at our own geographically distributed retail and service locations and through direct-to-consumer online and retail sales, (iv) plans to supply and license technology to third parties, and (v) boasts a strong product roadmap of future vehicle programs and technologies. Our focus on in-house hardware and software innovation, vertical integration, and a “clean-sheet” approach to engineering and design led to the development of the award-winning Lucid Air.
The Lucid Air is a luxury sedan that redefines both the luxury car segment and the EV space, with an EPA-estimated range of up to 516 miles on a single charge (estimated ranges, including EPA-estimated ranges where applicable, is provided for vehicles equipped with 19-inch wheels, and actual range will vary dependent on many factors including vehicle configuration, battery age, driving habits, charging habits, temperatures, accessory use, and other factors). This range is enabled by an efficient and powerful drivetrain that Lucid developed and built in-house through our vertically integrated manufacturing structure. The Lucid Space Concept underpins the Lucid Air’s design, merging a spacious interior with a smaller exterior footprint than other luxury cars with similar space and comfort. This achievement is enabled by our miniaturized drive-train components, which also reduces weight and maximizes storage capacity.
The Lucid Air is manufactured at our greenfield EV manufacturing facility in Casa Grande, Arizona, Advanced Manufacturing Plant-1 (“AMP-1”). Our manufacturing footprint in Casa Grande also includes the Lucid Powertrain Manufacturing-1 (“LPM-1”) plant, which we plan to relocate to AMP-1. Expansion activities are underway to bring installed capacity at our Arizona site to 90,000 vehicles per year within 2024. By building AMP-1 from a clean slate, we expect to achieve greater operational efficiencies and more consistent production quality than would be possible through outsourced manufacturing or adaptation of an existing facility. An emphasis on vertical integration of manufacturing capabilities provides us the opportunity to control our technology roadmap, ensure a high degree of quality control, and improve product margins relative to an outsourced manufacturing arrangement. We expect to diversify our vehicle portfolio and increase production capacity through localization of manufacturing in other geographies. In 2022, we broke ground on the Advanced Manufacturing Plant-2 in Saudi Arabia (“AMP-2”), and in 2023, we began semi knocked-down (“SKD”) assembly, with installed annual capacity of 5,000 vehicles. The initial operation is re-assembly of the Lucid Air vehicle ‘kits’ that are pre-manufactured at AMP-1. We plan to significantly expand AMP-2 to completely-built-up (“CBU”) unit production with additional installed annual capacity of 150,000 vehicles with start of production of our Midsize platform scheduled for late 2026, which we expect will expand our market reach into higher-volume vehicle segments.
We sell vehicles directly to consumers through our retail sales network and through direct online sales including through Lucid Financial Services. As of December 31, 2023, we have opened thirty-eight studios and service centers in North America, five in Europe and two in the Middle East. In addition, we have various temporary and satellite service centers. We believe that owning and operating our sales network provides an opportunity to closely manage the customer experience, gather direct customer feedback, and ensure that customer interactions are tailored to our customers’ needs.
We own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house service capabilities, we established and continue to grow an approved list of specially trained collision repair shops which also serve as repair hubs for our mobile service offerings in some cases. We have contracted with a third-party roadside assistance partner for urgent roadside needs. As a technology company, we also complement our in-house service offerings through remote vehicle diagnostics and alerts capabilities, and OTA updates. This combination of in-house capabilities, ancillary service partners, and remote support and update capability is expected to serve our customers’ high service expectations.
We began delivering the Lucid Air to customers in October 2021 and we expect to launch additional vehicles. We have leveraged and expanded the technological advancements from the Lucid Air to the Lucid Gravity, a luxury sport utility vehicle (“SUV”), which is scheduled for start of production in late 2024. After the Lucid Air and the Lucid Gravity, start of production of our Midsize platform is scheduled for late 2026.

Market Opportunity
We are defining electric luxury by uniting our California aesthetic with our high-tech and Silicon Valley roots. Current luxury vehicles are based on traditions established by internal combustion automotive manufacture and design. We believe that we are leading the next wave of innovation in the vehicle space. With the Lucid Air and the Lucid Gravity, we target consumers who desire EVs with a high-end aesthetic and the accompanying luxury experience.
Our initial product, the Lucid Air, competes in the global luxury car market. Our competitive advantage is defined by our leading EV hardware and software technology, developed entirely in-house. The Lucid Air is the most efficient (as measured by miles of range per kilowatt-hour), the longest-range, and the fastest-charging fully electric car in its class on the market today.
We are defining an exclusive and recognizable brand that is synonymous with luxury and performance. We believe the luxury automotive experience is one comprised of several essential elements, including: (i) high-end comfort and significant attention to detail in design, content, materials, fit and finish, (ii) superior customer interaction, with high-touch customer engagement throughout both the sales cycle and ownership journey, and (iii) convenient service that exceeds that of a non-luxury automotive experience.
Our ultimate goal is to make a positive impact on the global climate crisis through mass production of advanced technologies and EVs. Increased government mandates for electrification, combined with the need for clean energy vehicles, are driving electrification of the automotive industry at a rapid pace and on a global scale. The market is still nascent, with approximately 9.6% and 7.4% of new passenger vehicle sales in 2023 represented battery electric vehicle (“BEV”) worldwide and in North America, respectively, according to an estimate from the S&P Global AutoInsight and an actual result from the S&P Global Catalyst Registration, respectively.
As our flagship product, the Lucid Air is intended to establish the bar for excellence across all our future products and experiences. We started delivering vehicles to customers in North America in 2021. In 2022, we delivered our first vehicles to customers in Europe and the Middle East. Over the course of 2023, we delivered the entire Lucid Air lineup including the Lucid Air Sapphire, the world’s first luxury electric super-sports sedan, and the Lucid Air Pure, the most attainable Lucid Air model. The Lucid Air has received critical acclaim since it debuted, winning MotorTrend 2022 Car of the Year award, followed by the 2023 World Luxury Car Award, and most recently, the Air Pure earned a place on Car and Driver’s prestigious 2024 10Best list. Our second vehicle, the Lucid Gravity, is a luxury SUV defined by efficiency, performance, and a spacious interior that will set it apart in the SUV class, similar to how the Lucid Air stands out in its class. We plan to enter higher-volume SUV vehicle segment with the Lucid Gravity, which is scheduled for start of production in late 2024. Beyond the Lucid Air and the Lucid Gravity, our business plan also includes start of production of our Midsize platform, which is scheduled for late 2026.
Beyond the sale of Lucid branded vehicles, we believe that our technological prowess and manufacturing capabilities present a further opportunity to generate revenue and combat climate change through the sale or licensing of EV powertrain and battery technology to third parties. Such powertrain and battery arrangements could facilitate and accelerate the shift to electrification for traditional automotive original equipment manufacturers (“OEMs”), pure-play EV companies, and prospective partners in the transportation sector and thereby enable the global production of EV in greater volumes and at varying price points. We believe that the sale or licensing of our technology would also enable us to refine our manufacturing efficiencies and the real world, practical operation of our technologies.
Competitive Strengths
•Revolutionary Powertrain Technology. Our proprietary EV technology delivers outstanding range, charging, and driver-oriented performance without the cost and weight of ever-larger battery packs that are common in other EVs. All variants of the Lucid Air have received EPA-estimated range ratings of over 400 miles and the Lucid Air Grand Touring is the first and only fully electric vehicle to reach an EPA-estimated range of 516 miles.
The Air’s proprietary high-voltage electrical architecture, the Wunderbox on-board inverter charger, and our efficient battery management system, all developed in-house by us, enable customers to spend less time charging. For example, the Lucid Air Grand Touring can add approximately 300 miles in about 22 minutes using DC fast charging, while the Lucid Air Pure can add up to 150 miles in about 12 minutes with DC fast charging. Estimates are based on use of a 350 kW DC fast charger and vehicles equipped with 19-inch wheels. Actual rates will vary based upon vehicle equipment and charging conditions.
In November 2023, we launched RangeXchange, the first application of the bi-directional charging capability built into the Lucid Air. Using Lucid’s innovative new vehicle-to-vehicle (“V2V”) RangeXchange adapter and the latest mobile charging cable, the Lucid Air can function as the power source to charge another EV. In the future, we plan to introduce additional functionality, such as features that might allow a Lucid Air to serve as a back-up power source for residential applications, such as during emergency power grid outages.

In June 2023, we entered into an agreement (the “Implementation Agreement”) with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”), under which we and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s BEV chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”).
•Proven, Real World Validation. Our battery technology developed over the past decade has been validated as world-class technology. Through our prototype and production vehicles and our role as the sole battery supplier to the second generation of the premier EV racing series, our patented battery technology has driven more than 95 million real world miles since Lucid’s inception.
•Highly Differentiated Performance. Our advancements in battery pack and drivetrain technology, created through a clean-sheet approach to engineering, have resulted in compelling performance and efficiency in our vehicles. The Lucid Air is available in a configuration with 1,234 horsepower, a zero to 60 miles per hour acceleration time of 1.89 seconds and a quarter-mile time of 8.95 seconds.
•Directly Owned Manufacturing. Our vehicles are produced at AMP-1, the first purpose-built, greenfield EV manufacturing facility in North America. With the Lucid Air already in production, expansion activities are underway to enable the concurrent production of the Lucid Air and the Lucid Gravity. Key elements of our vehicle engineering enable efficient and advanced manufacturing processes with a high degree of quality control. For example, the aircraft-inspired riveted and bonded monocoque body structure is designed to enhance structural efficiency and replace spot welds in the manufacturing process. Additionally, we manufacture and assemble our complete electric powertrain at LPM-1, including assembly of battery packs, integrated drive units, and the Wunderbox. We designed LPM-1 to simplify the future establishment of similar facilities for an expanded, global manufacturing footprint for vehicles. In September 2023, we also opened AMP-2, which was Saudi Arabia’s first-ever car manufacturing facility and our first manufacturing facility outside the United States, where we commenced SKD assembly operations.
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
•Product Design. Our first vehicle, the Lucid Air, fuses art and science to capture the potential of electrification. As our current flagship product, the Air establishes the bar for excellence across all our products and experiences. Our Space Concept represents a technical breakthrough, achieved by rethinking the way an automobile is designed from the ground up. Our reimagining of the car has resulted in class-leading interior space for the driver, passengers, and storage within a compact and efficient exterior.
•Favorable Market Trends. The Lucid Air is the first true luxury EV and positions us to build our brand and reputation. By building the Lucid brand and achieving scale and efficiency in our manufacturing footprint, we believe we will have the opportunity over time to create more attainable technology to allow broader adoption in the EV space and the ability to capitalize on adjacent market opportunities.
•Management Team Experience. We have assembled a seasoned management team with deep experience in the automotive, EV, and software industries led by Peter Rawlinson, who served as the Chief Engineer of the Tesla Model S program. The management team is rounded out by executives with significant experience from such companies as Apple, Intel, Tesla, Mazda, Audi, Volkswagen, Ford, and Mercedes-Benz, among others.
•Strategic Partnerships. We have established strong relationships with suppliers and partners to deliver the Lucid Air. We have battery cell supply agreements in place with leading suppliers in the EV space.
Growth Strategy
We aim to create opportunity as an automotive company and a technology provider for other automotive OEMs.
•Vehicle Roadmap. We have established a planned roadmap for future vehicle lines that includes a variety of vehicle types that are expected to perform well in various customer segments. By utilizing the Lucid Air to establish the brand, we plan to leverage economies of scale and efficiency of operations to unlock sales in higher-volume vehicle segments. We will seek to establish a strong customer base in the luxury and premium vehicle markets across the globe.

•International Expansion. We expect to establish manufacturing facilities in multiple geographies along with a retail and service footprint throughout each geographic area. These manufacturing facilities could include facilities for component subassembly, vehicle kit reassembly, and complete built unit vehicle production. We believe that establishing a global manufacturing footprint will help us to grow the brand, scale the business and address market demand in the Middle East, European and Asia-Pacific markets, while also taking action to address climate change. We anticipate that localized supply chain, production, distribution and retail can yield cost savings and environmental benefits with reduced transportation of product to the customer. We began construction of a manufacturing facility in Saudi Arabia in May 2022 and began SKD assembly in September 2023. See “—Manufacturing.”
•Technology Outbound Sales & Licensing. We are actively engaged in supplying racing teams in a premier EV racing series with the front drive unit and software. We entered into the Strategic Technology Arrangement with Aston Martin under which we will provide Aston Martin access to our powertrain and battery system technology to use in Aston Martin’s initial and certain future EVs. We expect to continue expanding this technology division to supply our world class technology to other automotive OEMs and prospective partners in the transportation sector to help accelerate the adoption of EVs.
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
Our Vehicles
Lucid Air
As our current flagship product, the Lucid Air has established the bar for excellence across all our future products and experiences.
The Lucid Air is a state-of-the-art luxury electric sedan featuring California-inspired design and award-winning powertrain technology. Some variants of the Lucid Air offer an EPA-estimated range of 516 miles on a single charge.
The Lucid Space Concept offers class-leading interior space, with the Lucid Air providing a massive front trunk (or “frunk”) with a capacity of three times more than leading competitors. From the start of its development, we used the Lucid Space Concept to maximize interior space. This new approach to sedan architecture takes advantage of our miniaturized EV drivetrain to deliver full-size interior volume within a mid-size exterior footprint. This technical breakthrough resulted in class-leading interior space for the driver, passengers, and storage within a compact, agile, and efficient exterior.
The Lucid Air offers a bench style rear seat that provides expansive space for three adults with class leading legroom. Some variants of the Lucid Air’s interior are capped with a glass canopy that creates an even more extravagant sense of space. Despite its expansive interior, the Lucid Air is more compact on the exterior than leading internal combustion engine (“ICE”) vehicles in the same class and segment.
The centerpiece of the Lucid Air’s human-machine interface is its Glass Cockpit, a beautifully integrated, configurable infotainment system that is designed to provide a seamless connected experience for the driver. This system is presented on a compound three-screen display assembly that curves in front of the driver — including two touch screens. This display is designed to sit in the driver’s line of sight to increase operator safety and reduce time looking away from the road. The Glass Cockpit is augmented by a retractable center screen for a more immersive user interface.
The Lucid Air is a true software-defined vehicle, designed to improve over time, with OTA software updates and key hardware already in place in the vehicle. For example, we recently launched RangeXchange, an innovative new feature enabling the Lucid Air to directly charge other EVs. This new capability is enabled by our bi-directional charging technology built into every Air via an OTA software update, as well as the RangeXchange adapter. This holistic systems approach to the integration of hardware and software is what allows us to provide these value-add updates and is what sets us apart in the automotive industry.
The Lucid Air has the looks to match its advanced powertrain, with clean styling up front emphasized by slim headlights and a chrome strip that spans from one corner to the other. The hood features sculpting over the wheels to further emphasize power, and the windshield flows as one piece of glass all the way back to the B-pillar. The sleek lines work well with the Lucid Air’s short overhangs and large wheels. This pleasing shape is also functional, providing the Lucid Air Pure a low coefficient of drag at a mere 0.197 and enabling greater range. The Lucid Air’s interior themes are crafted with colors and materials that evoke iconic California locations at various times of day and night.
Efficiency is the ultimate measure of EV technology, and we believe our technology leads the industry in this respect, with a range efficiency of up to 4.74 miles of range per kilowatt-hour for some variants of the Lucid Air when equipped with 19-inch wheels.

The Lucid Air is offered at various price points with different specifications. Following the limited-availability Lucid Air Dream Edition, which began deliveries in October 2021, we have subsequently rounded out the product lineup with Grand Touring, Touring, Sapphire and Pure variants of the Lucid Air. The Lucid Air Grand Touring offers the highest range potential and most power in the standard Air lineup, with an EPA-estimated range of 516 miles and 819 horsepower from its two-motor all-wheel drive configuration. The Lucid Air Touring is the quintessential Lucid Air, with better performance, range, energy efficiency, aerodynamics, and packaging than many other competitors. The Lucid Air Pure is the most accessible variant in the Lucid Air lines, and still offers 410 miles of estimated range. We have also commenced deliveries of the special production Lucid Air Sapphire, the highest-performance version of the Lucid Air, boasting 1,234 horsepower from three motors, 427 miles of an EPA-estimated range (when equipped with standard wheel inserts), the ability to accelerate from zero to 60 miles per hour in 1.89 seconds, and a quarter-mile time of 8.95 seconds.
As discussed in “— Technology” below, the Lucid Air is underpinned by the Lucid Electric Advanced Platform (“LEAP”), which is designed with adjustability to support other vehicle variants to enable greater capital deployment efficiency and speed to market.
Future Vehicle Programs
The Lucid Gravity, which we unveiled in November 2023 and start of production is scheduled for late 2024, will share many of the same attributes that make the Lucid Air special, including a class-leading spacious interior in a more compact and efficient exterior, and at least 440 miles for our longest range trim. We anticipate the use of Air components in the Lucid Gravity will enable efficiency in design, engineering, and capital expenditure deployment for the Lucid Gravity. We expect to have installed production capacity of 90,000 vehicles per year at AMP-1.
We have also developed a roadmap of additional vehicles and platforms that will be accessible at a variety of price points. We have started manufacturing high-end vehicles to establish our brand and expect to progress to higher-volume vehicle segments over time.
Technology
We are a technology company that has set new standards for sustainable transportation. We have done so in part by developing proprietary EV technology in-house. Core to our DNA is the achievement of technical excellence.
Our in-house engineering team is focused on delivering innovation in all facets of vehicle development, including hardware and software development, vehicle design, and passenger comfort. The development of the Lucid Air was predicated on the premise that miniaturizing the powertrain would allow us to redesign what a car can be from the ground up.
We have refined our battery technologies over many years in real-world applications, including more than 95 million miles of vehicle testing and the supply of battery packs to all teams in the world’s premier EV racing series. We have used the data accumulated from these activities to refine our technology and thoughtfully develop the Lucid Air, and subsequently the Lucid Gravity.
We believe our in-house research and development organization establishes us as a leader across multiple technologies and areas of expertise. Our technological achievements include significant advancements to the core technologies that drive an EV and are instrumental in the LEAP. LEAP was designed and developed in-house, incorporating our six key powertrain elements: (i) battery pack & battery management software, (ii) electric motors, (iii) power electronics, (iv) transmission, (v) control software, and (vi) two-way onboard boost-charger. The LEAP structure is an enabling factor allowing the Lucid Space Concept to support class-leading interior and cargo room for a luxury EV.
Areas where our in-house engineering has driven advancement include:
•Battery Pack. The Lucid Air’s battery pack translates our motorsport experience and more than 95 million miles of real-world testing into a compact and energy dense unit that was developed in-house with a clean-sheet approach to engineering. The battery pack is designed to be scalable and modular, providing opportunities for cost and range variations as we develop future variants on our LEAP architecture. It is also designed for performance, with advanced cell end-cooling and low resistance technologies designed to reduce heat generation, control battery cell thermal conditions and ultimately increase range.
Our battery packs incorporate battery cells from suppliers that have extensive experience in the development and manufacturing of cells for high-performance EV applications and robust battery cycle life. The battery cells incorporated into our battery packs are required to conform to our high standards, including with respect to our targets for range, energy density, recharge/discharge rates and other characteristics, and to support our compact, energy-dense battery pack form.

Our battery packs support our vision to revolutionize EV technology through mass industrialization. Our single piece injection molded battery module is race derived yet designed for mass production, with electrical “bus bar” connectors that are integrally captured in the molding in a single operation — a profound technological advancement.
The technology developed for the battery pack in the Lucid Air has transferred to the Lucid Gravity, and we believe is suitable for the industrialization of our Midsize platform, and to technologically adjacent markets. See “— Growth Strategy.”
•Integrated Electric Motor, Inverter and Transmission Drive Unit. For our motor and gearbox system, we developed permanent magnet motors in-house. Combining these motors with an inverter and an integrated gearbox and differential creates an advanced electric drive unit that weighs just 163lb (74kg) and is small enough to fit inside a carry-on roller bag.
The Lucid drive unit is capable of producing up to 670 horsepower with power density up to 9.0 horsepower per kg, depending on vehicle trim and variant. This compactness allows for one, two or even three units to be used to power a Lucid Air or Gravity. Further to this, we have developed motor and transmission technology for the world’s premier EVs racing series with a power density of over 14.5 horsepower per kg.
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
The compactness of these electric drive units lays the foundation for our Space Concept vehicle design approach. The fully integrated transmission and differential also contribute to this approach. Together, these components comprise a unified, integrated rotational system that is both lightweight and extremely efficient. Meanwhile, we leverage a high voltage, silicon-carbide metal–oxide–semiconductor field-effect transistor (“MOSFET”) system in our inverters to increase efficiency, especially in real-world driving conditions.
Pursuit of a lightweight platform construction contributes to overall vehicle efficiency. Our technology allows for a lighter powertrain through miniaturization and improvement of key components. For example, the Lucid Air Grand Touring has an EPA-estimated range of 516 miles. Less weight leads to increased efficiency, even as performance is elevated to new levels.
Finally, we have also achieved breakthroughs in the advanced thermal management system within our electric motors. We have patented our efficient cooling design, which enables even higher levels of efficiency and performance.
•Bi-directional Charging. Our proprietary technology is designed to enable ultra-fast DC and bi-directional AC charging. The available 900V+ architecture and our Wunderbox are key enablers inside the Air’s electrical platform. The Wunderbox is a multi-function unit, developed in-house to ensure compatibility with charging systems of differing voltages. It enables “boost-charging” when needed, such as when connected to 400V charging infrastructure.
The Wunderbox is also designed to enable a wide array of future-ready, bi-directional power delivery features, such as vehicle-to-grid (“V2G”) applications for situations such as managing home power outages. In November 2023, we launched RangeXchange, an innovative new feature enabling the Lucid Air to directly charge another EV. This new capability is enabled by our bi-directional charging technology built into every Air via an OTA software update, as well as the RangeXchange adapter. This holistic systems approach to the integration of hardware and software is what allows us to provide these value-add updates and truly sets us apart in the automotive industry.
•Software System. The Lucid Air is a true software-defined vehicle. With software-enabled future-ready hardware, Lucid vehicles can evolve over time to best meet customer needs long after they take delivery. With highly advanced processing capabilities, the system is designed to leverage data analytics and OTA updates to improve and refresh the vehicle over time.
We have deployed more than 80 OTA software updates for improvements and bug fixes since customers deliveries began in October 2021.
In October 2022, we introduced Lucid UX 2.0, our most extensive software update to that point, with hundreds of updates and new features for every Lucid Air on the road. These included new capabilities for the DreamDrive advanced driver assistance systems, enhanced system performance, and new on-screen layouts to make Lucid UX more ergonomically friendly. These software updates are developed, coded, validated, and deployed by Lucid’s in-house hardware and software engineering teams.

In March 2023, we introduced Apple CarPlay integration. Scheduled Charging, introduced in February 2023, allows customers to plug in a Lucid Air to a charger and begin charging at a predetermined time. In addition to these, we introduced several new features including Max A/C, Multitasking Widget, and Easy Entry, and made improvements to existing features including Highway Assist, SiriusXM, and Range Estimation.
•Lucid DreamDrive. The Lucid Air is equipped with an extensive sensor suite, high on-board computing power, back-up systems for Advanced Driver Assistance Systems (“ADAS”) and, over time, increased levels of partial autonomy. With 32 sensors onboard, the Lucid Air features one of the most comprehensive sensor suites among currently available production vehicles. The Lucid Air includes certain features with Level 2 ADAS functionality and is capable of software upgrades via OTA updates. Further, by collecting and analyzing fleet data, we expect to enhance our ADAS features and improve the Lucid experience over time.
•Lucid’s Micro Lens Array (“MLA”) Lighting. A revolution in optical technology, our MLA was created in-house and allows more accurate control over the intensity distribution of the headlamp than conventional technologies. In a very compact form factor, the technology delivers exceptional contrast, high peak intensity, and high color uniformity. This enables a long-illuminated distance in low-beam mode with good visibility on both sides of the road and low glare for oncoming traffic. The MLA also allows angular distribution adaptation without mechanical movement of the light module only by changing the electrical current to the LED. For example, it can change the beam pattern from a more range focused brighter narrow beam on a highway to a broader mid-distance focused beam in cities or improve illumination of the roadside in curves or intersections.
Manufacturing
We built North America’s first greenfield, purpose-built EV manufacturing facilities, in Casa Grande, Arizona. Lucid’s manufacturing activities are carried out at Lucid’s vehicle manufacturing plant, AMP-1, and dedicated powertrain manufacturing facility, LPM-1. An emphasis on vertical integration of manufacturing capabilities provides us the opportunity to control our technology roadmap, ensure a high degree of quality control, and improve product margins relative to an outsourced manufacturing arrangement.
AMP-1 began production of the Lucid Air in September 2021. Phase 2 of our manufacturing expansion kicked off in mid-2021 and production started in September 2023. Phase 2 adds approximately 3 million square feet of manufacturing space to our facilities in Casa Grande. These expansion activities are expected to enable a 90,000 vehicles per year installed capacity within 2024. Within the AMP-1 phase 2 facility, we produce vehicles using innovative production processes and state-of-the-art equipment. Key elements of our vehicle engineering enable efficient and advanced manufacturing processes with a high degree of quality control.
Future expansions of AMP-1 are being planned to account for the launch of future vehicle programs that may be manufactured in Arizona and to accommodate growth in sales volumes. Our AMP-1 phase 2 facility will manufacture all current products as well as the Lucid Gravity. By building the factory from a clean slate and leveraging decades of industry experience, we expect to achieve (i) greater capital efficiencies, (ii) greater operational efficiencies, and (iii) consistent production quality. The key activities that currently take place in AMP-1 include body shell manufacture, painting of body shells, and general assembly. All key manufacturing activities will take place at AMP-1 once the expansion is complete, including stamping, powertrain production, battery remanufacturing, and onsite logistics.
In September 2023, we also opened AMP-2, which was Saudi Arabia’s first-ever car manufacturing facility and our first manufacturing facility outside the United States, where we commenced SKD assembly operations. The facility’s initial operation is re-assembly of SKD Lucid Air vehicle “kits” that are pre-manufactured at AMP-1. It is expected to have installed annual capacity of 5,000 vehicles with the intent to scale up operations to meet demand in the Middle East and European markets.
A global footprint with localized manufacturing will enable us to serve market demand with locally manufactured vehicles. We designed the production processes in AMP-1 and LPM-1 to be highly repeatable and scalable to standardize manufacturing operations and to build efficiency in our capital planning and deployment.
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

Go-To-Market Strategy
Our typical customer journey begins through our advanced digital platform. We use several channels to educate customers regarding our brand identity, explain the creation of our technology and highlight the people behind our design and technology. The goal is to cultivate a sense of brand loyalty with our customers. Our direct-to-consumer model allows customers the option of building vehicles to order or selecting from available cars via our digital platform. This initial engagement drives customers to our website to learn more about our story and our vehicles. On the website, customers can experience our online vehicle configurator, which provides an immersive and customizable opportunity to interact with our vehicles in a virtual setting. From there, we provide the customer with the option to either place an order online or visit one of our retail stores or gallery locations, which we refer to as “Studios.” We believe that our direct-to-consumer sales model, combined with a digitally enhanced luxury experience through our website and a refined in-store experience, creates opportunities to tailor to each customer’s purchase and ownership preferences. Customers have the option to visit a Studio in person, make their inquiries entirely online, or enjoy a combination of the two experiences.
In developing our Studios, we have built a network of retail spaces to enable customers to experience the brand and our products in locations that underscore our design aesthetic. Like the Lucid Air and the Lucid Gravity, the interiors of Lucid Studios showcase color and material themes that represent specific locations within California as well as our focus on innovation with immersive technology experiences. We intend our Studios to provide a pressure-free environment for our customers to comfortably experience the brand and our products. Lucid Studios draw inspiration from the beauty, innovation, and diversity of our home state of California.
Retail locations serve both as our sales channels and marketing tools in high-foot-traffic locations within urban areas. As of December 31, 2023, we had forty-five Studios and service center locations opened, including locations in Europe and Middle East markets. We expect to increase coverage throughout North America, Europe, and Middle East markets in 2024. These markets are continuing to adopt EV, and we believe that establishing a strong retail presence will enhance our opportunity to increase our share of our total addressable market.
With a focus on convenience, our service operations include vehicle and customer support at customers’ physical locations through our mobile service offerings and certified partners for roadside assistance and collision repairs, as well as through our network of brick-and-mortar service centers. The Lucid Air is also designed to enable OTA updates and remote diagnostics.
Rather than investing in a proprietary charging network, we leverage third-party charging networks in North America and Europe. In North America, we have partnerships with Electrify America and Electrify Canada. In Europe, we have partnered with Bosch to aggregate over 1,000 networks across 29 European countries. This gives our customers access to over 630,000 public AC & DC charge points throughout Europe. These partnerships allow us to avoid the capital intensity of establishing our own high-power networks and provides our customers with easy access to established networks across the United States, Canada and Europe.
The Lucid Air is also compatible with Combined Charging System (“CCS”) based public and commercial charging stations. Additionally, in 2025, our customers will also have access to the Tesla Supercharging network via a North American Charging Standard (“NACS”) adapter. For at home charging, the Lucid Connected Home Charging Station can be installed to provide convenient, simple, and seamless charging at home. The Lucid Air now supports V2V charging and we expect to support further bi-directional capabilities with the Lucid Air and Lucid Connected Home Charging Station.
We have an agreement with the Government of Saudi Arabia, as represented by the Ministry of Finance, under which the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries undertook to purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles over a ten-year period. We believe that our customer traction is strong and will continue to grow as we expand our footprint in Saudi Arabia.
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

Environmental standards applicable to us are established by United States laws and regulations and those of other jurisdictions in which we operate, standards adopted by regulatory agencies and the permits and licenses we are required to obtain. Each of these sources is subject to periodic modifications and what we anticipate will be increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties and orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.
Many countries and U.S. states have announced a requirement for the sale of zero-emission vehicles only within proscribed timeframes, some as early as 2030, and we as an EV manufacturer are already able to comply with these requirements across our entire product portfolio as we expand. Our competitors, by contrast, will need to reconcile an expensive infrastructure with factories and equipment tailored for production of ICE vehicles, along with workforces trained to produce ICE vehicles and intellectual property portfolios geared for ICE vehicles.
Emissions Credits
We expect that the manufacture, sale, and/or registration of Zero Emission Vehicles (“ZEVs”) in various regions will earn certain regulatory credits that we can sell to other manufacturers. This may include ZEV credits in up to 16 U.S. jurisdictions referred to collectively as the “ZEV States” that require compliance with program mandates (California, Colorado, Connecticut, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, Virginia and Washington). Lucid’s sales of ZEVs also generate credits that can be sold to other manufacturers under several other regulatory schemes that control emissions from automobiles. This would also include Corporate Average Fuel Economy (“CAFE”) credits under the U.S. Department of Transportation standards, greenhouse gas and other emission limitations credits from U.S. Environmental Protection Agency (“EPA”) programs, Low-Emission Vehicle (“LEV”) credits in California and most of the ZEV States plus Delaware, Pennsylvania and the District of Columbia, and similar credits in each of Europe, Canada, and Middle East.
ZEV credits are calculated under applicable regulation and are paid in relation to ZEVs sold and registered, including BEVs. ZEV programs generally assign ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of non-EV sold and registered in California and ZEV States. Each vehicle sold and registered in the state earns a number of credits based on the drivetrain type and the all-electric range of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle.
For reference, the ZEV credit requirement in California was 17% in 2023 and will rise to 22% in 2025. If a vehicle manufacturer does not sell enough EVs to meet its quota, it can choose to buy credits from other manufacturers who do or it would be required to pay a $5,000 fine for each credit it is short. We expect this requirement to provide an opportunity to generate revenue from the sale of ZEV credits.
While we expect these environmental regulations to provide a tailwind to our growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EV, which in turn could promote price decreases. Changes to these incentives and regulations could affect our revenues and gross margins.
Other Credits and Benefits
We may benefit from additional opportunities under government regulations and legislation, such as the following:
•Customer tax credits and other benefits arising from government regulation may spur interest in our products and business. Our EVs qualify for the $7,500 federal tax credit under IRS Section 45W when sold for commercial uses, including those leased to customers, and may be eligible for incentives for EVs such as in Norway, which currently waives various toll charges and road taxes for BEVs and high-occupancy lane driving privileges available to purchasers in certain U.S. states such as California.
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

EPA Emissions and Certificate of Conformity
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that our vehicles comply with applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in the United States, and an Executive Order from CARB is required for vehicles sold in states that have adopted California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California emission standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 17 states plus the District of Columbia that have adopted California’s stricter emissions LEV standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware, Colorado, Minnesota, Nevada, Virginia and New Mexico.
Although the Lucid Air has zero emissions, we are required to seek an EPA Certificate of Conformity and, for vehicles sold in California or any of the other 18 U.S. jurisdictions that have adopted the stricter California emission standards, a CARB Executive Order. Compliance with the program is required in each state two model years following adoption of the program.
Vehicle Safety and Testing
Our vehicles are subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. Federal Motor Vehicle Safety Standards (“FMVSS”). The Lucid Air fully complies with all applicable FMVSS without any exemptions, and we expect our future vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSS, and while we anticipate compliance, there is no assurance that we will comply with such changes under the final versions as enacted.
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
In addition to the various territorial legal requirements we are obligated to meet, the Lucid Air is engineered with the expectation that it will deliver overall five-star performance in the two main voluntary vehicle safety performance assessment programs, the U.S. New Car Assessment Program (“NCAP”) and the Euro NCAP. Five-star is the maximum attainable score. These programs have introduced several additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from legal requirements, such as side impact, but have higher performance requirements. Others are unique to the programs. Areas covered by these tests included:
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
Some automobile dealer trade associations have challenged the legality of our operations and direct selling operations by OEMs in court and have used administrative and legislative processes to attempt to prohibit or limit such OEMs’ ability to operate existing stores or expand to new locations. Certain dealer associations have also actively lobbied state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to our planned direct sales and service model. We expect dealer trade associations to continue to lobby state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to our business model; however, we intend to oppose such efforts to limit our ability to operate and intend to proactively support legislation, and litigation when necessary, that enables our business model.
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

Data Privacy and Cybersecurity Regulation
We are subject to a variety of increasingly stringent federal, state, local and international laws and regulations relating to data privacy and cybersecurity, including, among other laws and regulations, the E.U.’s General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation (“UK GDPR”) (i.e. a version of the GDPR as implemented into the law of the United Kingdom), Saudi Arabia’s Personal Data Protection Law (“PDPL”), the rules and regulations promulgated under the authority of the Federal Trade Commission (“FTC”), the Gramm Leach Bliley Act, the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020, collectively, “CCPA”), certain other comprehensive state data privacy and cybersecurity laws and regulations, and various state data breach notification laws. We are also impacted by regulations obligating us to share vehicle repair-related information with third parties, including repair shops and repair tool hardware developers, under what are commonly called “right-to-repair” laws. In addition, the United Nations Economic Commission for Europe has introduced regulations governing connected vehicle cybersecurity in the E.U. which are mandatory for all new vehicle types from July 2022 and all new vehicles produced from July 2024. See “Risk Factors — Risks Related to Cybersecurity and Data Privacy” for more information regarding applicable cybersecurity and data privacy laws and regulations and risks related to cybersecurity and data privacy and “Item 1C — Cybersecurity” for more information regarding our cybersecurity risk management program.
Competition
We face competition from both traditional automotive OEMs and an increasing number of newer companies focused on electric and other alternative fuel vehicles. We expect this competition to increase, particularly as the transportation sector continues to shift towards low-emission, zero-emission or carbon neutral solutions.
The Lucid Air, the Lucid Gravity, and planned future vehicles are expected to compete with both traditional luxury internal combustion vehicles from established automotive OEMs and electric and other alternative fuel vehicles from both new manufacturers and established automotive OEMs, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market. Many major automobile manufacturers, including luxury automobile manufacturers, have EVs available today, and other current and prospective automobile manufacturers are also developing EVs. In addition, numerous manufacturers offer hybrid vehicles, including plug-in versions, with which our vehicles also compete.
We believe the primary competitive factors on which we will compete include, but are not limited to:
•product quality, reliability and safety;
•range, efficiency and charging speeds;
•product performance;
•technological innovation, including with respect to ADAS features;
•access to charging options;
•design, styling and luxury;
•service options and customer experience;
•management team experience at bringing EV and other disruptive technologies to market;
•manufacturing efficiency;
•brand recognition and prestige; and
•product price.
We believe that we compete favorably on the basis of these factors. However, many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing and other resources than us. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their products. Additionally, many of our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources that exceed ours. Furthermore, many of our competitors operate with a traditional sales and dealer distribution model for vehicles that may be viewed more favorably by potential customers. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions in the EV and luxury automotive markets may result in even more resources being concentrated in our competitors.

Intellectual Property
Intellectual property is important to our business. Our commercial success depends in part on our ability to obtain, maintain, enforce, defend, and protect the intellectual property and other proprietary technology that we develop, to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others; and to prevent others from infringing, misappropriating or violating our intellectual property and proprietary rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, know-how, continuing technological innovation, confidential information and other measures to develop and maintain our proprietary position including through employee, contractor, consultant and third-party nondisclosure and invention assignment agreements and other contractual arrangements.
Regardless of the coverage we seek under our existing patent applications, there is always a risk that alterations from our products or processes may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our intellectual property. For this and other risks related to our intellectual property, proprietary technology, inventions and improvements, please see the section entitled “Risk Factors — Risks Related to Our Business and Operations — Risks Related to Intellectual Property.”
As of December 31, 2023, we owned approximately 189 issued U.S. patents, 103 pending U.S. patent applications, 199 issued foreign patents, 78 pending foreign patent applications and 90 pending Patent Cooperation Treaty patent applications.
As of December 31, 2023, we also owned approximately 9 registered U.S. trademarks and 18 pending U.S. trademark applications, as well as 356 registered foreign trademarks and 156 pending foreign trademark applications in approximately 33 countries worldwide in addition to the European Union.
As of December 31, 2023, we also owned approximately 30 issued U.S. design patents and 58 pending U.S. design patent applications, as well as 177 issued foreign design patents/industrial designs and 93 pending foreign design patent/industrial design applications.
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

Furthermore, we rely upon trade secrets, know-how, confidential information, unpatented technologies, continuing technological innovation and other proprietary information to develop, protect and maintain our competitive position and aspects of our business that are not amenable to, or that we do not presently consider appropriate for, patent protection and prevent competitors from reverse engineering or copying our technologies. However, the foregoing rights, technologies and information are difficult to protect. We seek to protect them by, in part, using confidentiality agreements with our employees, contractors, consultants and any potential commercial partners and collaborators and invention assignment agreements with our employees. We also have implemented or intend to implement confidentiality agreements or invention assignment agreements with our selected contractors, consultants, and potential commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information or technology. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, contractors, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Our commercial success will also depend in part on not infringing, misappropriating or otherwise violating the intellectual or proprietary rights of third parties. The issuance of third-party patents could require us to alter our development or commercial strategies, change our products or processes, obtain licenses to additional third-party patents or other intellectual property or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products or technologies may have an adverse impact on us. Given that patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the patent protection being sought by third parties and/or the priority of inventions covered by such patent applications. Moreover, we may have to participate in interference, revocation, derivation, re-examination, post-grant review, inter partes review or opposition proceedings brought by third parties or declared by the U.S. Patent and Trademark Office or an equivalent foreign body. See “Risk Factors — Risks Related to Our Business and Operations — Risks Related to Intellectual Property” for more information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
HUMAN CAPITAL RESOURCES
At Lucid, we strongly believe in the power of our talented employees and partners to create, build, and support the world’s most captivating luxury EV available in the market. We seek to attract and retain employees whose respective professional and personal backgrounds can help craft an unparalleled suite of state-of-the-art, technologically advanced, California-inspired vehicles for consumers worldwide.
Towards these goals, as of December 31, 2023, we employed approximately 6,500 full-time employees globally. Our employees are primarily based at our headquarters in Newark, California, at our regional headquarters in Riyadh, Saudi Arabia, at our EV manufacturing facilities in Casa Grande, Arizona, and King Abdullah Economic City (“KAEC”), Saudi Arabia, and at our retail stores and service centers throughout the United States and Canada, Europe, and Saudi Arabia.
We believe that our mission-first passion to inspire the adoption of sustainable transportation would not be possible without a broad array of experiences, professional and personal backgrounds, and individual identities across our team. We work hard to attract a pool of diverse candidates for all open positions. As of December 31, 2023, approximately 71% of Lucid’s employees in the United States were identified as Black or African American, Hispanic or Latino, Asian, American Indian or Alaskan Native, Native Hawaiian or Pacific Islander, and two or more races or ethnicities.
Our Culture
When design is led by inspiration, invention by insight, and engineering by experience, we believe that anything is possible. Our relentless focus on innovation, luxury, and sustainability moves us toward a future where you no longer must choose between doing great things and doing the right thing.
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

Safety
We have instilled an expectation and culture of safety in our workplace. As a manufacturing company, we are committed to ensuring workplace health, safety and environmental protection for our employees, suppliers, business partners, customers, and all our stakeholders. We protect the health and safety of our employees through a proactive and systematic approach to safety and health management. To demonstrate this, in 2023, we maintained ISO 45001 and ISO 14001 certifications for our Arizona manufacturing site which validates our system of continuous improvement to reduce occupational risk and improve worker safety.
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

Our people centric and data-driven DEI strategy focuses on three pillars:
1.Growing a diverse workforce by attracting, hiring, and promoting talent from all backgrounds
2.Fostering an equitable and inclusive culture by promoting policies, practices, and programs that support and engage all employees
3.Being key contributors to the community by engaging with and investing in local communities where we operate
Of note, Lucid sponsors seven employee resource groups to support and empower historically excluded affinities: Women at Lucid, Pride at Lucid, Veterans at Lucid, Black at Lucid, Hola at Lucid, AaPI at Lucid, and Sustainability at Lucid. These seven groups help foster Lucid’s inclusive and dynamic workforce while helping to fuel our business objective of centering our suite of vehicles on the human experience.
Compensation and Benefits
We offer competitive compensation to attract and retain the best people in the world, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive cash compensation and equity awards to all employees. We offer full-time employees equity at the time of hire and through annual equity grants because we want them to be owners of the company and committed to our long-term success. In 2023, we strengthened our support for employees and their families through the introduction of new health and wellness benefits. We are pleased to support employees and families through a comprehensive suite of insurance and retirement offerings, most of which can be individually selected by each employee to best fit their needs.
ENVIRONMENTAL IMPACT
As an EV company relentlessly focused on efficiency, our products are a key part of transforming the transportation space to a more sustainable model. But having sustainable products alone is not enough; we are dedicated to a holistic environmental, social, and governance (“ESG”) strategy to maximize our ability to positively impact our environment and society, meet investor expectations, and instill pride and purpose in our employees and customers.
•ESG Strategy: Our dedicated ESG team is driving our efforts to implement leading environmental, social, and governance strategy and program. In 2021, we completed a high-level ESG materiality assessment to identify key topics for our ESG strategy. This effort included insight on investors, ratings and rankings, company leadership interviews, research on peers and consumer trends, and a business/investor media review. During 2022 and 2023, we continued to keep a pulse on the dynamic ESG field to allocate resources to the most significant ESG topics to our business. Our ESG Steering Committee, comprised of senior executive leaders, meets on a regular basis to drive our strategic roadmapping in the ESG topics such as climate and GHG emissions, DEI, and ESG partnerships. We enhanced our ESG disclosures, and plan to continue to build our internal capabilities for data collection and disclosure for high-level reporting on ESG performance, in alignment with leading industry standards.
•United Nations Global Compact: In April 2023, we joined the United Nations Global Compact (“UN Global Compact”), the world’s largest voluntary corporate sustainability initiative that seeks to mobilize a global movement of sustainable companies and stakeholders. The UN Global Compact challenges companies to conduct business responsibly by aligning their operations and strategies with the United Nations’ Ten Principles relating to human rights, labor, environmental practices, and anti-corruption. By joining, we have committed to act in accordance with the UN Sustainable Development Goals. Member organizations commit not only to sustainable practices but also to enhancing transparency. Signatories report yearly on their commitment to the universal sustainability principles and development goals.

•Product Efficiency: Efficiency is a key measure of the in-house technology embedded in our products, contributing to our goal of a best-in-class experience for our customers while benefiting the environment. The Lucid Air continues to be the longest-range fully electric car (the Lucid Air Grand Touring has an EPA-estimated range of 516 miles per charge) and has some of the highest driving efficiency (the Lucid Air Pure with 4.74 miles of range per kilowatt-hour), and the Lucid Air has one of the lowest coefficient of drag of any vehicle on the market (0.197 coefficient of drag with 19-inch wheels). These achievements are based on a relentless focus on efficiency through the EV powertrain, battery pack and system, and a highly aerodynamic design. This focus on efficiency also enables our vehicles to travel further per electron of energy. Each extra mile that we extract per kilowatt-hour of energy means less energy required and fewer carbon emissions from the electrical grid. This same efficient technology and approach enables the possibility of vehicles with smaller, lower-cost battery packs that retain competitive range — which in turn would benefit the environment by requiring fewer battery cells per vehicle.
•Future Adaptations of our Technology: We are exploring opportunities to adapt and expand the impact of our technology. For example, by providing our advanced technology access to other organizations and researching other use cases for our compelling technology, we can spread the benefits of efficiency and enable EV adoption through and beyond Lucid’s own vehicles. Our state-of-the-art technology is showcased in the execution of the award-winning the Lucid Air lineup. The industry-topping capabilities of the Lucid Air are a compelling proof point for the growing interest in getting access to our technology. In 2023, we entered into the Strategic Technology Arrangement with Aston Martin to provide them technology access to our powertrain and battery system technology, which will be at the center of their all-new in-house battery EV platform. This landmark arrangement marks the first such relationship for Lucid, a realization of a vision that expands the reach of Lucid's products, paves the way for more mainstream applications, and accelerates electrification in the automotive industry.
•Environmental Operations: From our production facility in Casa Grande, Arizona to our vehicle reassembly facility in Saudi Arabia, we have designed our manufacturing sites to minimize carbon emissions where practical through energy efficiency. Our factory in Casa Grande, Arizona, is the first greenfield EV factory in North America, and it was designed to minimize carbon emissions where practical through energy efficient design and plans for renewable energy generation onsite. We strive to reduce the environmental impact of manufacturing while maintaining our relentless drive to produce high-quality vehicles for our customers. We currently have up to a 1 mega-watt (“MW”) capacity solar power system in Arizona (with a total capacity of up to 2 MW including our headquarters in California) and we are actively working to increase renewable energy generation. Our operations pair with an environmental, health, and safety policy that encompasses training, measurement, and monitoring of data, and corrective actions for continuous improvement. Additionally, to emphasize our focus on quality, environment, and occupational health and safety, our Arizona factory has been ISO 9001, 45001, and 14001 certified, a globally recognized Quality Management System (“QMS”), Occupational Health and Safety Management System (“OH&S MS”), and Environmental Management System (“EMS”) respectively.
GOVERNANCE
We recognize that sound governance practices are critical to ethical business practices and our overall success as an organization and business.
•Corporate Governance: Our corporate governance best practices include: a majority independent Board under SEC and Nasdaq rules; a diverse Board with 3 female directors and 4 members of under-represented communities; an independent chairman of the Board; and no classified board structure (all directors must be elected every year).
•Business Ethics: We have a publicly available Code of Business Conduct and Ethics and a framework to receive and investigate reports of policy violations. The Code of Business Conduct and Ethics is available on our Investor Relations website at https://ir.lucidmotors.com under the subheading “Governance.”
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
AVAILABLE INFORMATION
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. We also maintain an Investor Relations website at https://ir.lucidmotors.com. Through our website, we make available, free of charge, the following documents of Lucid as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: Annual Reports on Form 10-K; proxy statements for our annual and special shareholder meetings; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D; and amendments to those documents. Our SEC filings are available on the SEC’s website at www.sec.gov.
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
•We currently depend primarily on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.
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
•We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and the Lucid Gravity, which could harm our business and prospects.
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
•Any unauthorized control, manipulation, interruption or compromise of or access to our products or information technology systems or networks could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects.
•We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and cybersecurity, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.
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
•We may fail to adequately obtain, maintain, enforce, defend and protect our intellectual property and may not be able to prevent third parties from unauthorized use of our intellectual property and proprietary technology. If we are unsuccessful in any of the foregoing, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.
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
•successfully obtain, maintain, protect, defend and enforce our intellectual property and defend against claims of intellectual property infringement, misappropriation or other violation;

•build a well-recognized and respected brand;
•establish, implement, refine and scale our commercial manufacturing capabilities and distribution infrastructure;
•establish and maintain satisfactory arrangements with third-party suppliers;
•establish and expand a customer base;
•navigate an evolving and complex regulatory environment;
•anticipate and adapt to changing market conditions, including consumer demand for certain vehicle types, models or trim levels, technological developments and changes in competitive landscape; and
•successfully design, build, manufacture and market new variants and models of electric vehicles, such as the Lucid Gravity.
We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.
We have incurred net losses each year since our inception, including net loss of $2.8 billion for the year ended December 31, 2023. As of December 31, 2023, our accumulated deficit was $10.2 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Lucid Gravity and other future products); raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. Increased competition and adverse economic conditions have in the past and may continue in the future to require us to spend additional resources to attract customers, which in turn may result in higher marketing and incentive expenses. Furthermore, lower production and sales volumes may result in an inability to fully utilize our purchase commitments with suppliers which could result in increased costs and excess inventory as well as potential inventory write-offs. In addition, we have incurred and expect to continue to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities and undertaking product recalls. As a company, we have limited historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.
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
A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events including the evolving conflict in Israel and Gaza, COVID-19 or other public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. Further, the prolonged effects of the COVID-19 pandemic could significantly affect government finances and, accordingly, the continued availability of incentives related to electric vehicle purchases and other governmental support programs.
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
We currently depend primarily on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.
We currently depend primarily on revenue generated from a single vehicle model, the Lucid Air, and in the foreseeable future will be significantly dependent on a single or limited number of models. Although we have other vehicle models on our product roadmap, we are not scheduled to introduce another vehicle model for sale until late 2024. We expect to rely on sales from the Lucid Air, among other sources of financing, for the capital that will be required to develop and commercialize those subsequent models. To the extent that production of the Lucid Air or future models is delayed or reduced, or if the Lucid Air or future models are not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.

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
In particular, any negative publicity, whether or not true, can quickly proliferate on social media and harm consumer perception and confidence in our brand. The growing use of social media increases the speed with which information and opinions can be shared and, thus, the speed with which a company’s reputation can be affected. If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about us, the products we offer, our customer experience, or any aspect of our brand, our business, sales and results of operations could be adversely impacted. From time-to-time, our vehicles or those of our competitors may be evaluated and reviewed by third parties. Perceptions of our offerings in the marketplace may be significantly influenced by these reviews, which are disseminated via various media, including the internet. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our vehicles and reduce demand for our vehicles, which could have a material adverse effect on our business, results of operations, prospects and financial condition.
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
•difficulties staffing and managing foreign operations, especially in jurisdictions where no EV ecosystem exists and qualified personnel must be hired and relocated;
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
•increasingly restrictive and complex foreign data privacy and cybersecurity laws, regulations and obligations;
•changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;
•political instability, natural disasters, pandemics, wars, global conflicts or other geopolitical events (including the conflict in the Middle East, which is affecting shipping routes in that region), or events of terrorism; and
•the strength of international economies.
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
We may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Significant developments in alternative technologies, such as alternative battery cell technologies, hydrogen fuel cell technology, advanced gasoline, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to the technologies in our electric vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors. In addition, we expect to compete in part on the basis of our vehicles’ range, efficiency, charging speeds, performance and software, and improvements in the technology offered by competitors could reduce demand for the Lucid Air or other future vehicles. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models that reflect such technological developments, but our vehicles may become obsolete, and our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. Additionally, as new companies and larger, existing vehicle manufacturers continue to enter the electric vehicle space, we may lose any technological advantage we may have and suffer a decline in our competitive position. Any failure by us to successfully react to changes in existing technologies or the development of new technologies could materially harm our competitive position and growth prospects.

The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.
We expect to benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, production tax credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California and Arizona. We may also benefit from government loan programs. Any reduction, elimination or selective application of tax and other governmental programs and incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. For example, beginning in 2023, the Inflation Reduction Act of 2022 eliminated the $7,500 federal sales tax credit for sedans that have a manufacturer’s suggested retail price over $55,000, although a tax credit remains available for vehicles that are leased rather than purchased. See “— Reservations and orders for our vehicles are cancellable.”
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
We may be unable to offer attractive leasing and financing options for the Lucid Air and future vehicles, which would adversely affect consumer demand for the Lucid Air and our future vehicles. In addition, offering leasing and financing options to customers could expose us to credit and residual value risk.
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
Furthermore, offering leasing and financing alternatives to customers could expose us to regulatory risks commonly associated with the extension of consumer credit. Competitive pressure and challenging markets could increase credit risk through leases and loans to financially weak customers, extended payment terms, and leases and loans into new and immature markets, and any such credit risk could be further heightened in light of the economic uncertainty and any economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, COVID-19, or other public crises. If we are unable to provide leasing and financing arrangements that appeal to potential customers in a timely manner, or if the provision of such arrangements exposes us to excessive consumer credit risk or regulatory risk, our business, competitive position, results of operations and financial condition could be adversely affected.

In addition, we provide a residual value guarantee to our commercial banking partner in connection with our vehicle leasing program, under which we are contractually obligated to share a portion of the shortfall between the resale value realized by the commercial banking partner and a predetermined resale value. However, actual resale values are subject to fluctuations from various factors such as the condition of the leased vehicle, market price of new vehicles, and general economic conditions. If the resale values of leased vehicles pursuant to the vehicle leasing program are materially lower than our estimates, we may be required to cover some or all of such difference and our results of operations could be negatively impacted.
We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever.
Our vehicles are designed with advanced driver assistance system (“ADAS”) hardware and software. We have released a Lucid Air software update, and expect to launch the Lucid Gravity, with Level 2 (partial automation) ADAS functionality, which we plan to upgrade with additional capabilities over time. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by the National Highway Traffic Safety Administration (“NHTSA”) that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
In the ordinary course of business, we may be subject to losses resulting from claims such as product liability, significant accidents, acts of God or other claims brought against us, for which we may have no or insufficient insurance coverage. While we currently carry insurance that is customary for a company of our size and operations, we may not maintain as much insurance coverage as other original equipment manufacturers, and in some cases, we may not maintain any at all. Additionally, the policies that we have may include significant deductibles or exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims. A loss that is uninsured or exceeds existing policy limits may require us to pay unexpected and substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost, based on insurance market conditions or a change in our risk profile. This may require a change in our insurance purchasing philosophy and strategy which can result in the assumption of greater risks to offset insurance market fluctuations.
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
Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and the Lucid Gravity, which could harm our business and prospects.
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
Many of our vehicles are still in the development and/or testing phase and production of the Lucid Gravity is not scheduled to begin until late 2024, and may occur later or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of our Arizona and Saudi Arabia manufacturing facilities, or other future manufacturing facilities.

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
The continued development of and the ability to manufacture our vehicles, including the Lucid Air and the Lucid Gravity, are and will be subject to risks, including with respect to:
•our ability to ensure ongoing readiness of firmware features and functions to be integrated into the Lucid Air as planned and on the desired timeline;
•our ability to finalize release candidate specifications for the Lucid Gravity as planned and on the desired timeline;
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
•delays or disruptions in our supply chain including raw material supplies and international shipping;
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
We may also be at a disadvantage in negotiating supply agreements for the production of our vehicles as well as for the design and construction of our manufacturing facilities due to our limited operating history. In addition, given that in many cases we are an aggregator of automotive parts produced by third-party manufacturers, there is the possibility that supply agreements for the parts and components for our vehicles could be at costs that make it difficult for us to operate profitably.
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

In addition, we have experienced, and in the future could continue to experience, delays if our suppliers do not meet agreed upon timelines, experience capacity constraints, or deliver components that do not meet our quality standards or other requirements. Any disruption in the supply of components, including battery cells and semiconductors, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in cases where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has recently experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.
Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. We are only beginning to scale production in our manufacturing facilities and in the process we have experienced challenges associated with such activities. If our production decreases significantly below our projections for any reason, we may incur loss due to inventory write-downs or assets impairment. In addition, we have not yet begun servicing vehicles at significant volumes. Accordingly, we have not thoroughly tested our ability to scale production and vehicle servicing and mitigate risks associated with these activities. In addition, our current systems and processes are not mature, which may affect our ability to timely initiate critical and time sensitive projects and increase project costs. If we continue to experience logistics challenges, are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, timely comply with applicable regulations, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.
Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, global conflicts or other geopolitical events, governmental changes, tariffs, natural disasters, health epidemics such as the COVID-19 pandemic, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. For example, some of the shipping routes in the Red Sea have been affected by the ongoing conflict in the Middle East resulting in delays in delivery of components and an increase in shipping costs. Such disruptions or increase in costs could have a material adverse impact on our business, including our ability to timely manufacture and distribute our products in a cost-effective manner and adversely affect our results of operations and financial condition.
In addition, we have identified certain of our suppliers, including certain suppliers we deem critical, as having poor financial health or being at risk of bankruptcy. Although we routinely review our suppliers’ financial health and attempt to identify alternate suppliers where possible, the loss of any supplier, particularly a single- or limited-source supplier, or the disruption in the supply of components from our suppliers, could lead to vehicle design changes, production delays, idle manufacturing facilities and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles, any of which could result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, if our suppliers experience substantial financial difficulties, cease operations or otherwise face business disruptions, including as a result of the effects of the COVID-19 pandemic, we may be required to provide substantial financial support to ensure supply continuity, which could have an additional adverse effect on our liquidity and financial condition.
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
Furthermore, our ability to manufacture our vehicles depends on continuing access to semiconductors and components that incorporate semiconductors. A global semiconductor supply shortage is having wide-ranging effects across multiple industries and the automotive industry in particular, and it has impacted many automotive suppliers and manufacturers, including us, that incorporate semiconductors into the parts they supply or manufacture. We have experienced and may continue to experience an impact on our operations as a result of the semiconductor supply shortage, and such shortage could in the future have a material impact on us or our suppliers, which could delay or reduce planned production levels of the Lucid Air or planned future vehicles, impair our ability to continue production once started or force us or our suppliers to pay exorbitant rates for continued access to semiconductors, any of which could have a material adverse effect on our business, prospects and results of operations. In addition, prices and transportation expenses for these materials fluctuate depending on many factors beyond our control, including fluctuations in supply and demand, foreign currency fluctuations, tariffs and taxes, fluctuations in energy prices and shortages in petroleum or natural gas supply, freight charges and other economic and political factors. These risks could be further magnified by geographical developments, global conflicts or other geopolitical events, including the conflict in the Middle East, which is affecting shipping routes in that region. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.
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
While we have completed the initial phase and portions of the second phase of construction at AMP-1, and the SKD portion of AMP-2, tooling our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. In addition, we may encounter problems or disputes with our vendors for a variety of reasons, including for reasons beyond our control, and such disputes, with or without merit, could also cause significant delays and cost overruns. These risks could be increased because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commencement of commercial production at AMP-1 and SKD production at AMP-2, we have hired and trained and continue to hire, retain, and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial or SKD production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for the Lucid Air and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of the Lucid Gravity or other future vehicles, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations. For example, a portion of our manufacturing facility in Casa Grande, Arizona, was not constructed in accordance with the contractual requirements. The facility is capable of supporting current production volumes, but it will require repair or remediation to support future production volumes. We have begun to repair or remediate these issues where possible without impacting manufacturing, and we plan to address the bulk of such repairs or remediation as part of the phased build-out of our Casa Grande facility. Although we do not currently expect that we will be required to take vehicle production offline or reduce our planned manufacturing volumes, the repairs or remediation are expected to entail significant costs, and we may be unable to recover some or all of such costs from the applicable contractor(s).
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

We also rely heavily on complex machinery for our operations, and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant employs large-scale, complex machinery combining many components, which may suffer unexpected malfunctions from time-to-time and will depend on repairs and spare parts that may not be available when needed. Furthermore, AMP-1 and the equipment we use to manufacture our vehicles will be costly to repair or replace and could require substantial lead-time to repair or replace and qualify for use.
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
We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, global conflicts or other geopolitical events or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, satisfy the requirements of customers and potential customers or fully utilize our purchase commitments with suppliers. For example, as result of the ongoing conflict in the Middle East, we have experienced an impact on our shipping routes in the Red Sea, which has resulted in shipping delays and increased shipping costs. Any failure to develop, implement and maintain such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we ramp production of the Lucid Air and begin production of the Lucid Gravity, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.
Our vehicles or the components installed therein have in the past and may in the future contain defects in design or manufacture that may cause them not to perform as expected or that may require repairs, recalls, or design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles use a substantial amount of software code to operate, and software products are inherently complex and may when first introduced contain defects and errors. If our vehicles contain defects in design or manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles such as bi-directional charging or ADAS features take longer than expected to become available, are legally restricted or become subject to additional regulation, our ability to develop, market and sell our products and services could be harmed. In addition, our over-the-air software updates may fail to achieve its intended repair and performance goals, expose our customers’ vehicles to vulnerabilities, or have unintended consequences, and may require our customers to bring their vehicles to our service centers. Although we will attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of our customers. Further, our limited operating history and limited field data reduce our ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale or lease to customers.
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
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. Although we have partnered with third-party electric vehicle charging providers to offer charging stations to our customers, the charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread charging infrastructure. In addition, although we have agreed to join Tesla’s Supercharger network, there may be delays in making changes to our vehicles or the network necessary for Lucid vehicles to charge at Tesla Superchargers. In addition, although the current U.S. presidential administration has proposed a plan to deploy 500,000 additional public charging stations across the United States by 2030, the deployment may not occur at planned levels, which could serve to limit the development of public charging infrastructure and increase the relative attractiveness to potential customers of a proprietary charging solution.
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
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of vehicles to our prospective customers. Currently, there is limited historical basis for making judgments about the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which has in the past and may continue to indirectly increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner or fail to establish the delivery processes and infrastructure to make deliveries, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and results of operations.

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
The battery packs within our vehicles make use of, and any future energy storage systems may make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur. In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all crashes. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion battery cells for automotive applications, disposal and recycling of lithium-ion battery cells, or any future incident involving lithium-ion battery cells, such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business and reputation.

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
Risks Related to Cybersecurity and Data Privacy
Any unauthorized control, manipulation, interruption or compromise of or access to our products or information technology systems or networks could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects.
Our products contain complex information technology systems. For example, our vehicles are designed with built-in data connectivity to accept and install periodic remote updates to improve their functionality.
In addition, we collect, store, transmit and otherwise process data from vehicles, customers, employees and other third parties as part of our business operations, some of which includes personal, or confidential or proprietary information. We also work with third-party service providers and vendors that collect, store and process such data and information on our behalf. We have taken certain measures designed to prevent unauthorized access to our information technology systems, networks and information (including personal data) and plan to continue to deploy additional measures as we grow. Our third-party service providers and vendors also take steps designed to protect the security and integrity of our and their information technology systems and networks and our and their customers’ information (including personal data). However, there can be no assurance that such systems, networks and measures will not be compromised, including as a result of intentional misconduct by employees, contractors, vendors, or other third parties as well as a result of software bugs, human error, or technical malfunctions.
Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and/or use our vehicles, products, systems and networks to (i) gain control of, (ii) change the functionality, user interface or performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products, systems and networks. Advances in technology, such as artificial intelligence, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open-source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems and networks are also vulnerable to damage or interruption from, among other things, software bugs, server malfunctions, software or hardware failure, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, misuse, mistake, fraud, misconduct or other events that may harm our vehicles, products, systems and networks. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. We may also be subject to certain laws and regulations, such as “right to repair” laws, that could require us to provide third-party access to certain vehicle and vehicle-connected systems. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.
These risks have been heightened in connection with ongoing global conflicts and other geopolitical events and we cannot be certain how this new risk landscape will impact our operations. When geopolitical conflicts develop, government systems as well as critical infrastructures such as financial services and utilities may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. There can be no assurance that our business will not become a potential target as adversaries may attack networks and systems indiscriminately. Such cyberattacks may potentially cause unauthorized access to our personal, confidential or proprietary information (including our proprietary software code), products, systems and networks, resulting in a data breach, or disruption, modification or destruction to our systems and networks. As a result, we may suffer monetary losses, business interruption, and long-lasting operational issues, damage to our reputation and brand or loss of our intellectual property (including trade secrets).

If we are unable to protect our personal, confidential or proprietary information (including our proprietary software code), products, systems and networks from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such threats or security breaches could have negative consequences for our business and future prospects, including compromise of vehicle integrity and physical safety, causing monetary losses, giving rise to liabilities under our contracts or to the owners of the applicable information, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property (including trade secrets). In addition, regardless of their veracity, reports of unauthorized access to our vehicles, products, systems and networks, as well as other factors that may result in the perception that our vehicles, products, systems and networks are vulnerable to being “hacked,” could negatively affect our brand.
Furthermore, we are continuously expanding and improving our information technology systems. In particular, our volume production of the Lucid Air and planned future vehicles will necessitate continued development, maintenance and improvement of our information technology and communication systems and networks in the United States and abroad, such as systems and networks for product data management, vehicle management tools, vehicle security systems, vehicle security management processes, procurement of bill of material items, supply chain management, inventory management, production planning and execution, lean manufacturing, sales, service and logistics, dealer management and financial, tax and regulatory compliance. Our ability to operate our business will depend on the availability and effectiveness of these systems and networks. The implementation, maintenance, segregation, and improvement of these systems and networks require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems and networks as well as implementing new systems and networks, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain, inventory management, and sales and service processes. We cannot be certain that these systems and networks or their required functionality will be effectively and timely developed, implemented, maintained or expanded as planned. If we are unsuccessful in any of the foregoing, our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems and networks or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.
In addition, our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any over-the-air or other updates, may contain, errors, bugs, design defects or other vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, design defects or other vulnerabilities may reside in third-party intellectual property or open-source software and/or be inherently difficult to detect and may only be discovered after code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to deploy updates to the software addressing any issues but our over-the-air update procedures fail to properly update the software, our customers will then be responsible for working with our service personnel to install such updates to the software, and their vehicle will be subject to these vulnerabilities until they do so. Any compromise of our personal, confidential or proprietary information (including our proprietary software code), products, systems or networks or inability to prevent or effectively remedy errors, bugs, design defects or other vulnerabilities may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, compromise of vehicle integrity and physical safety, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, prospects, results of operations and financial condition.
We may not have adequate insurance coverage, if any, to cover losses associated with any of the foregoing. The costs of investing and remediating a large data breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases, imposition of large deductible, exclusions or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or at all or that our insurers will not deny coverage as to any future claim.
We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and cybersecurity, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.
In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information from our customers, employees and third parties with whom we conduct business, including names, accounts, driver license information, user IDs and passwords, and payment or transaction-related information. Additionally, we use our vehicles’ electronic systems to log information about each vehicle’s use, such as charge time, battery usage, geolocation, mileage and driving behavior, in order to aid it in vehicle diagnostics, repair and maintenance, as well as to help us customize and improve the driving and riding experience.

Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and cybersecurity and govern our collection, storage, retention, protection, use, transmission, sharing, disclosure and other processing of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, at the international level, the EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, Canada adopted and continued to amend the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in addition to applicable provincial laws, the United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022, and Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which recently received finalized implementing regulations and came into effect in September 2023, followed by a 12 month compliance grace period. Similarly, China’s Data Security Law (“DSL”) and Personal Information Protection Law (“PIPL”) have been effective since 2021. Additionally, following the withdrawal of the United Kingdom (“UK”) from the EU, we are also subject to the UK General Data Protection Regulation (“UK GDPR”) (i.e., a version of the GDPR as implemented into UK law). Each of the GDPR, the UK GDPR, the DSL, the PIPL, the PIPEDA, the DPL and the PDPL impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under applicable laws and regulations) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.
For example, failure to comply with the GDPR and the UK GDPR can result in significant fines and other liability, including fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or four percent (4%) of global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. The cost of compliance, and the potential for fines and penalties for non-compliance, with the GDPR and the UK GDPR may have a significant adverse effect on our business and operations. While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK GDPR will not automatically incorporate changes to the GDPR going forward (which would need to be specifically incorporated by the UK government). Moreover, the UK government has publicly announced plans to reform the UK GDPR in ways that, if formalized, are likely to deviate from the GDPR, all of which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. Legal developments in the European Economic Area (“EEA”), including rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have also created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the UK to third countries. While we have taken steps to mitigate the impact on us, the efficacy and longevity of these mechanisms remains uncertain.
At the U.S. federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including with respect to data privacy and cybersecurity) (“FTC”) and the Gramm Leach Bliley Act (which regulates the confidentiality and security of customer information obtained by financial institutions, including non-banking financial institutions such as mortgage brokers, motor vehicle dealers, and payday lenders). Lucid Financial Services, for example, will be subject to, among other applicable laws and regulations, the Safeguards Rule, as recently amended by the FTC (the “FTC Safeguards Rule”), which, among other things, requires non-banking financial institutions to design and implement safeguards to protect customer information, and the financial data collected as part of the Lucid Financial Services program consequently requires additional security and administrative controls. Additionally, there has been increasing regulatory scrutiny from the SEC with respect to adequately disclosing risks concerning cybersecurity and data privacy, which increases the risk of investigations in to the cybersecurity practices, and related disclosures, of companies within its jurisdiction, which at a minimum can result in distraction of management and diversion of resources for targeted businesses. On July 26, 2023, the SEC adopted new cybersecurity disclosure rules (the “SEC Cybersecurity Disclosure Rules”) for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. See Item 1C “Cybersecurity” included elsewhere in this Annual Report for further information.

At the U.S. state level, we are subject to laws and regulations such as the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020, collectively, the “CCPA”). The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents, including expanded rights with respect to certain sensitive personal information. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California residents with certain privacy-related disclosures and rights related to their personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. The California Privacy Rights Act also established a state agency, the California Privacy Protection Agency, vested with the authority to implement and enforce the CCPA. Some observers have noted that the CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States, and a number of other states have enacted or are in the process of enacting, or considering similar laws. Compliance with these state statutes, other similar state or federal laws that may be enacted in the future, and other applicable data privacy and cybersecurity laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations, which could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business.
We post public privacy policies and other documentation regarding our collection, use, disclosure and other processing of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences or subject us to potential local, state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with applicable privacy notices or applicable data privacy laws, regulations, standards, policies or contractual obligations could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. For example, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a breach. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Furthermore, the SEC Cybersecurity Disclosure Rules require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. Additionally, upon discovery of an incident in which the unencrypted customer information of at least 500 consumers is acquired without authorization by the consumers to whom the information pertains, the FTC Safeguards Rule requires notifying the FTC as soon as possible, and no later than 30 days after discovery of such incident. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and could require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.
We are also impacted by regulations obligating us to share vehicle repair-related information, including location information, with third parties, including repair shops and repair tool hardware developers, under what are commonly called “right-to-repair” laws. Recent action by the Massachusetts Attorney General, for example, has expedited our timeline to respond to right-to-repair support requests and share such vehicle repair-related information in that state for telematics-enabled vehicles. Other state, federal, and foreign jurisdictions are exploring expanding right-to-repair obligations in this area as well. Furthermore, some entities within the U.S. federal government, including certain members of Congress and the NHTSA, have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe (“UNECE”) has introduced regulations governing connected vehicle cybersecurity in the European Union (“EU”) which are mandatory for all new vehicle types from July 2022 and all new vehicles produced from July 2024. Similar regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect our business in European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulations.
New products, services and business lines may face scrutiny from regulators as well. Certain emerging data privacy and cybersecurity laws and regulations are still subject to a high degree of uncertainty as to their interpretation and application. If such laws and regulations are implemented, interpreted or applied in a manner inconsistent with our current or future practices or policies, or if we fail to comply with applicable laws or regulations, as well as contractual obligations, policies and industry standards, or to secure personal information, we could be subject to investigations, enforcement actions and other proceedings, which could result in substantial fines, damages, injunctions, orders to change our business practices, and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

Risks Related to Our Employees and Human Resources
The loss of key employees or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team. Our employees, including our senior management team, are generally at-will employees, and therefore may terminate employment with us at any time with no advance notice. It is always possible that we could lose some key employees, especially if we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, or if the volatility of our stock price increases. In addition, any restructuring plan, which involves the reduction of our employee workforce, may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. Any such restructuring plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The replacement of any members of our senior management team or other key employees likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, but not limited to, in particular, engineers, and Arizona, where we have a substantial presence and a need for, among others, a large skilled repair, logistics, supply chain, and manufacturing workforce. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19 and global conflicts or other geopolitical events. Our inability to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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
We will need to hire, retain, and train a significant number of employees to engage in full capacity commercial manufacturing operations and for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, retaining, training and managing a large workforce, such as establishing and maintaining efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating and maintaining an effective company culture. Although the area surrounding our AMP-1 facility in Casa Grande, Arizona and the area surrounding our AMP-2 facility in King Abdullah Economic City (“KAEC”) are home to highly trained workforces with experience in engineering and manufacturing, these workforces do not have significant experience with electric vehicle manufacturing, and related processes such as inventory management, logistics and quality. Many jobs will require significant training and we may need to spend significant resources to ensure employees obtain and adhere to such training. Further, competition for employees in the Casa Grande, Arizona area has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area; this same competition for talent may eventually intensify in KAEC as well. In addition, as we progress in constructing our AMP-2 facility in Saudi Arabia, we will need to hire, retain, and train a significantly larger number of employees in the local region to fully support the facility’s manufacturing operations. We cannot assure you that we will be able to operate in compliance with local labor laws and regulations as well as with differing local customs, in order to operate the manufacturing facility. If we are unsuccessful in hiring, retaining and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

Furthermore, although none of our United States based employees are currently represented by a labor union and none of our international employees are currently represented by a labor union that we are aware of at this time, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Some unions may attempt and have announced to attempt to organize non-union automakers in the U.S., including us. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, or similar activities with certain consultation rights with respect to the relevant companies’ operations, or companies are required to apply collective bargaining agreements, implement works councils or similar bodies with certain consultation rights related to the activities of the companies involved. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to address such organizing and/or to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays, and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations, or financial condition.
Misconduct by our employees and independent contractors during and before their employment with us could expose us to potentially significant legal liabilities, reputational harm and/or other damages to our business.
Many of our employees play critical roles in ensuring the safety and reliability of our vehicles and/or our compliance with relevant laws and regulations. Certain of our employees have access to sensitive information and/or proprietary technologies and know-how. While we have adopted codes of conduct for all of our employees and implemented detailed policies and procedures relating to intellectual property, proprietary information, and trade secrets, we cannot assure you that our employees will always abide by these codes, policies, and procedures nor that the precautions we take to detect and prevent employee misconduct will always be effective. If any of our employees engage in any misconduct, illegal or suspicious activities, including but not limited to misappropriation or leakage of sensitive information, proprietary information, know-how or trade secrets, we and such employees could be subject to legal claims and liabilities and our reputation and business could be adversely affected as a result.
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
Furthermore, we face the risk that our employees and independent contractors may engage in other types of misconduct or other illegal activity, such as intentional, reckless or negligent conduct that violates production standards, workplace health and safety regulations, fraud, abuse or consumer protection laws, other similar non-U.S. laws or laws that require the true, complete, and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition, and results of operations, including, without limitation, the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and results of operations.
Risks Related to Litigation and Regulation
We are subject to substantial laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products, and any failure to comply with these laws and regulations, including as they evolve, could substantially harm our business and results of operations.
At various jurisdictional levels, we are or will be subject to complex and evolving environmental, manufacturing, health and safety laws and regulations, including laws relating to the use, handling, storage, recycling, disposal and human exposure to lithium-ion batteries and hazardous materials and with respect to constructing, expanding and maintaining our facilities. The costs of compliance, including remediating contamination, if any, for our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our facilities, which could hinder our ability to continue our operations. Such costs and delays may adversely impact our business prospects and operations. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.

In addition, motor vehicles are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Lucid Air, Lucid Gravity and any future vehicles will be subject to such regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency, NHTSA, other federal agencies, various state agencies and various state boards; and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time-to-time, and we could become subject to additional regulations in the future, which could increase the effort and expense of compliance. Federal, state and local laws and industrial standards for electric vehicles are still developing, and we face risks associated with changes to these regulations, which could have an impact on the adoption of electric vehicles. In addition, increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to adopt regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote electric vehicles. If compliance results in delays or substantial expenses, our business could be adversely affected.
We currently are, and expect to become, subject to laws and regulations applicable to the supply, manufacture, import, sale and service of automobiles in an increasing number of international jurisdictions. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, transportation of dangerous goods, fuel economy and emissions, battery recycling, among other things, are often materially different from requirements in the United States and also evolving. For example, the European Union has enacted a Battery Regulation that substantively goes into effect for Lucid vehicles and batteries delivered in Europe beginning August 2024, with increasing requirements for the durability, marking and recycled content of the high-voltage batteries in our vehicles in subsequent years. Therefore, compliance with such regulations will require additional time and resources to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all, and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.
We may face regulatory limitations on our ability to sell vehicles directly, which could materially and adversely affect our ability to sell our vehicles.
Our business plan includes the direct sale of vehicles to retail consumers, both at retail locations and over the internet. The laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license to sell new motor vehicles within the state, and many states prohibit manufacturers or their affiliates from becoming licensed dealers and directly selling new motor vehicles to retail consumers from within that state. In addition, most states require that we have a physical dealership location in the state before we can be licensed as a dealer. Currently, we are licensed as a motor vehicle dealer in several states and anticipate that we can become a licensed dealer in additional states as we open retail locations in those states. In some states, we have also opened or expect to open Lucid studios to educate and inform customers about our vehicles, but those Lucid studios will not actually transact in the sale of vehicles. The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so.
We may face legal challenges to this distribution model. For example, in states where direct sales are not permitted, dealers and their lobbying organizations may complain to the government or regulatory agencies that we are acting in the capacity of a dealer without a license. Alternatively, we have and may continue to initiate legal action against such states that prohibit direct sales, which may be protracted and expensive, and the results are difficult to predict. See “— Risks Related to Litigation and Regulation — We are subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and adversely affect our business, results of operations, cash flows and financial condition.” In some states, regulators may restrict or prohibit us from directly providing warranty repair service, or from contracting with third parties who are not licensed dealers to provide warranty repair service. Even if regulators decide to permit us to sell vehicles, such decisions may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. Further, even in jurisdictions where we believe applicable laws and regulations do not currently prohibit our direct sales model or where we have reached agreements with regulators, legislatures may impose additional limitations. Because the laws vary from state-to-state, our distribution model must be carefully established, and our sales and service processes must be continually monitored for compliance with the various state requirements, which change from time-to-time. Regulatory compliance and likely challenges to the distribution model may add to the cost of our business.

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
From time-to-time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, data privacy, cybersecurity, securities, tax, labor and employment, health and safety, our direct distribution model, motor vehicle dealership licenses and state licensing laws, environmental claims, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition. In the ordinary course of business, we have been the subject of complaints or litigation, including claims related to shareholders, business disputes, and employment matters.
For example, beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly-owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The District Court granted defendants’ motion to dismiss on January 11, 2023, with plaintiffs being provided the ability to seek leave to amend. On June 29, 2023, the District Court denied plaintiffs’ motion for leave to amend, dismissed the lawsuit and terminated the case. On July 28, 2023, plaintiffs appealed the District Court’s decisions to the Ninth Circuit Court of Appeals. Currently, the parties are litigating the case on appeal.
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

On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The consolidated complaint names as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021 and August 3, 2022. The consolidated complaint seeks certification of the action as a class action, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. Defendants filed a Motion to Dismiss on February 23, 2023, which is pending before the court. Defendants believe that the plaintiffs’ claims are without merit and intends to defend themselves vigorously, but they cannot ensure that their efforts to dismiss the consolidated complaint will be successful or that they will avoid liability in this matter.
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
Moreover, on March 25, 2021, the Illinois Automobile Dealers Association, Chicago Automobile Trade Association, Peoria Metro New Car Dealers Association, Illinois Motorcycle Dealers Association, and 241 individual motor vehicle dealers filed an action against the Office of the Illinois Secretary of State (“SOS”), Jesse White, in his official capacity as the Illinois Secretary of State; Lucid USA, Inc. (“Lucid USA”); and other defendants, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 2021CH01438. The suit generally alleges that Illinois law does not permit manufacturers to obtain licenses as motor vehicle dealers. Plaintiffs seek to prevent Lucid from engaging in the sale of motor vehicles directly to consumers. The SOS granted Lucid USA a dealer’s license on June 3, 2021. In December 2022, the Court granted Defendants’ Motion to Dismiss. Plaintiffs subsequently appealed to the Illinois First District Appellate Court. and the parties are currently litigating the case on appeal.
Furthermore, while we have registered and applied for trademarks in an effort to protect our brand and goodwill with customers, competitors or other third parties are, have in the past, and may in the future, oppose our trademark applications or otherwise challenge our use of the trademarks and other brand names in which we have invested. Such oppositions and challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. In addition, we may lose our trademark or may be unable to submit specimens of use by the applicable deadline to perfect such trademark rights. For instance, we are evaluating and responding to a claim in a United States Patent and Trademark Office (“USPTO”) administrative hearing opposing and requesting cancellation of our trademark application and registration for the use of “Gravity”. If we do not prevail in that action, we could ultimately be required to change the name of our SUV, which would force us to incur significant marketing expense in establishing an alternative brand or name.
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

We may become subject to product liability and warranty-related claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may become subject to product liability and warranty-related claims, which could harm our business, prospects, results of operations and financial condition. The automotive industry experiences significant product liability claims, and we face inherent risks of exposure to claims in the event our production vehicles do not perform or are claimed not to perform as expected or malfunction, resulting in property damage, personal injury or death. We also expect that, as is true for other automakers, our vehicles will be involved in crashes resulting in death or personal injury, and even if not caused by the failure of our vehicles, we may face product liability claims and adverse publicity in connection with such incidents. In addition, we may face claims arising from or related to failures, claimed failures or misuse of new technologies that we expect to offer, including ADAS features in our vehicles. See “— Risks Related to Litigation and Regulation — ADAS technology is subject to uncertain and evolving regulations.” In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring modules, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all circumstances. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive. Furthermore, if our products contain design defects, manufacturing defects, or other defects in materials or workmanship that cause them to not conform to applicable express or implied warranties, and/or we are unable to service or repair nonconforming vehicles within a reasonable period of time or number of repair attempts, we may be subject to breach of warranty, lemon law, and other consumer protection claims.
A successful product liability or warranty-related claim against us could result in a substantial monetary loss. Our risks in this area are particularly pronounced in light of the limited field experience of our vehicles. Moreover, a product liability or warranty-related claim against us or our competitors could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of our future vehicles, which would have material adverse effect on our brand, business, prospects and results of operations. Our insurance coverage might not be sufficient to cover all potential product liability and warranty-related claims, and insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost. Any lawsuit seeking significant monetary damages or other product liability or warranty-related claims may have a material adverse effect on our reputation, business and financial condition.
We may be exposed to delays, limitations and risks related to the environmental permits and other operating permits required to operate our manufacturing facilities.
Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona and Saudi Arabia manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, hazardous materials, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and the Lucid Gravity, which could harm our business and prospects.”
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

If contamination is discovered at properties we own or operate, properties we formerly owned or operated or properties to which we sent hazardous substances, we may be subject to liability under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or results of operations.
Our operations are also subject to federal, state, and local workplace safety laws and regulations, including, but not limited to, the Occupational Safety and Health Act and the rules promulgated by the Occupational Safety and Health Administration, which require compliance with various workplace safety requirements. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations. The costs required to comply with workplace safety laws can be significant, and non-compliance could adversely affect our production or other operations, including with respect to the production of the Lucid Air, which could have a material adverse effect on our business, prospects and results of operations.
ADAS technology is subject to uncertain and evolving regulations.
We expect to introduce certain ADAS technologies into our vehicles over time. ADAS technology is subject to regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which is beyond our control. There is a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that assume a human driver will be controlling the vehicle at all times. Currently, there are no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the United States and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations or may delay products or restrict self-driving features and availability, which could adversely affect our business. Our vehicles may not achieve compliance with the regulatory requirements in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our ADAS hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.
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
In 2022, in response to actions taken by Russia against Ukraine, the United States and other countries around the world undertook rapidly evolving and escalating campaigns targeting Russia and Belarus, and Russian and Belarussian entities and persons, with significant new economic sanctions designations and embargoes, financial restrictions, trade controls and other government restrictions.
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
Risks Related to Intellectual Property
We may fail to adequately obtain, maintain, enforce, defend and protect our intellectual property and may not be able to prevent third parties from unauthorized use of our intellectual property and proprietary technology. If we are unsuccessful in any of the foregoing, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.
Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, enforce, defend and protect our intellectual property and proprietary technology. We may not be able to prevent third parties from unauthorized use of our intellectual property and proprietary technology, which could harm our business and competitive position. We establish and protect our intellectual property and proprietary technology through a combination of licensing agreements, third-party nondisclosure and confidentiality agreements and other contractual rights, as well as through patent, trademark, copyright and trade secret laws in the United States and other jurisdictions. Monitoring unauthorized use of our intellectual property is costly and challenging, and the steps we have taken or will take to prevent infringement, misappropriation and other violations may not be successful. Despite our efforts to obtain and protect intellectual property rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering or otherwise obtaining and using our technology or products or seeking court declarations that they do not infringe, misappropriate or otherwise violate our intellectual property. Failure to adequately obtain, maintain, enforce, defend and protect our intellectual property could result in our competitors offering identical or similar products, potentially resulting in the loss of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and results of operations.
The measures we take to obtain, maintain, protect, defend and enforce our intellectual property, including preventing unauthorized use by third parties, may not be effective for various reasons, including the following:
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

While we have registered and applied for trademarks in an effort to protect our brand and goodwill with customers, competitors or other third parties have in the past and may in the future oppose our trademark applications or otherwise challenge our use of the trademarks and other brand names in which we have invested. Such oppositions and challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. In addition, we may lose our trademark rights if we are unable to submit specimens of use by the applicable deadline to perfect such trademark rights. For example, we are evaluating and responding to a claim in a USPTO administrative hearing opposing and requesting cancellation of our trademark application and registration for the use of “Gravity”.
It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors that have developed material intellectual property for us, but these agreements may not be self-executing and may not otherwise adequately protect our intellectual property, particularly with respect to conflicts of ownership relating to work product generated by the employees and contractors. Furthermore, we cannot be certain that we have entered into these agreements with every such employee and contractor, that these agreements will not be breached or that third parties will not gain access to our trade secrets, know-how or other proprietary technology. Third parties may also independently develop the same or substantially similar proprietary technology. Monitoring unauthorized use of our intellectual property is difficult and costly, as are the steps we have taken or will take to prevent misappropriation.
We have licensed and plan to further license patents and other intellectual property from third parties, including, but not limited to, suppliers and service providers, and we may face claims that our use of this in-licensed intellectual property infringes, misappropriates or otherwise violates the intellectual property rights of third parties. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses. Furthermore, disputes may arise with our licensors regarding the intellectual property subject to, and any of our rights and obligations under, any license or other commercial agreement. The resolution of such disputes could narrow what we believe to be the scope of our rights to the relevant intellectual property or increase what we believe to be our financial or other obligations under the relevant agreement. If we are unable to renew our key license or other intellectual property-related agreements on acceptable terms, or our current and future licensors conclude that we have materially breached our obligations under our license agreements and terminate such license agreements, we may lose the legal right to use some of the intellectual property we employ to manufacture certain products or only be able to maintain such right at a substantially higher cost. In some circumstances, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, defense or litigation of patents and patent applications that we license from third parties and are reliant on our licensors to do so. We cannot be certain that activities such as patent maintenance and prosecution by our licensors have been or will be conducted consistent with our best interests or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.
To prevent unauthorized use of our intellectual property, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property against third parties. Any such action may be time-consuming and could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in any such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property. Any of the foregoing could adversely affect our business, prospects, financial condition and results of operations.
We may be sued by third parties for alleged infringement, misappropriation or other violation of their intellectual property, which could be time-consuming and costly and result in significant legal liability.
There are considerable issued patents, pending patent applications, and other intellectual property development, ownership, and activity in our industry. Companies, organizations and individuals, including our competitors, may hold or obtain patents, trademarks or other intellectual property that would prevent, limit or interfere with our ability to make, use, develop, sell, lease, market or otherwise exploit our vehicles, components or other technology, which could make it more difficult for us to operate our business. Our success depends in part on not infringing, misappropriating or otherwise violating the intellectual property of third parties. From time-to-time, we may receive communications from third parties, including our competitors, alleging that we are infringing, misappropriating or otherwise violating their intellectual property or otherwise asserting their rights and urging us to take licenses, and we may be found to be infringing, misappropriating or otherwise violating such rights. There can be no assurance that we can adequately mitigate the risk of potential suits or other legal demands by our competitors or other third parties. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that such third-party intellectual property is valid, enforceable and infringed, which could adversely affect our ability to commercialize our products or technologies. Accordingly, we may consider entering into license agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or at all or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. We may be unaware of the intellectual property and other proprietary rights of third parties that may cover some or all of our products or technologies. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against it, could have adverse effects on our business, including requiring that it:
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
Furthermore, many of our employees were previously employed by other automotive companies or by suppliers to automotive companies, or related industries. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may be enjoined from using certain technology, product, services, or knowledge or, we may lose valuable intellectual property or employees. A loss of key employees, our trade secrets, or our other work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.
Some of our products contain open-source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.
We use open-source software, available from third parties, in our products and anticipate using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. While we monitor our as well as our third-party software suppliers’ use of open-source software and compliance with open-source licenses and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source license, such use could inadvertently occur or be claimed to have occurred. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce, or alleging non-compliance with the terms of the applicable open-source license. These claims could result in litigation and could require us to make our proprietary source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the re-engineering process successfully.
Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities. Moreover, some open-source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. There is typically no support available for open-source software, and we cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Risks Related to Financing and Strategic Transactions
We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.
We have funded our operations since inception primarily through equity and debt financings. For example, we issued $2.0 billion of 1.25% convertible senior notes due 2026 in December 2021 (the “2026 Notes”), entered into a credit agreement that provides for a $1.0 billion senior secured asset-based revolving credit facility in June 2022 (the “ABL Credit Facility”), completed an “at-the-market” equity offering program for net proceeds of $594.3 million after deducting commissions and other issuance costs and consummated a private placement of common stock to Ayar for aggregate proceeds of $915.0 million in December 2022. In addition, we have, through our subsidiary, entered into a loan agreement with the Saudi Industrial Development Fund for an aggregate principal amount of up to SAR 5.19 billion in February 2022 (the “SIDF Loan Agreement”) and also entered into a revolving credit facility agreement with Gulf International Bank for an aggregate principal amount of SAR 1 billion in April 2022, which was amended in March 2023 (as amended, the “Amended GIB Facility Agreement”). In June 2023, we completed an underwritten public offering of common stock for aggregate net proceeds of $1.2 billion and consummated the private placement to Ayar for aggregate net proceeds of $1.8 billion, after deducting issuance costs. We anticipate that we will continue to need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to certain employees through “net settlement,” i.e., by remitting the Company’s cash to satisfy the tax withholding obligation and simultaneously withholding a number of the vested shares on each vesting date with a value equal to that remitted cash. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
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
If we raise additional funds through further issuances of equity or equity-linked securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
In December 2021, we issued $2.0 billion principal amount of 2026 Notes and have entered into several credit facilities in 2022. See Note 7 “Debt” to the consolidated financial statements included elsewhere in this Annual Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness from time-to-time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Strategic business relationships are and will continue to be an important factor in the growth and success of our business. From time-to-time, we explore opportunities to enter into strategic relationships, including partnerships with original equipment manufacturers. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that we will be able to maintain such relationships. In addition, our competitors may capitalize on such opportunities before we do and we may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. For example, we have partnered with third-party electric vehicle charging providers to provide our customers with access to charging infrastructure, and we will rely on ongoing access to such infrastructure to provide our customers with charging solutions. If third-party electric vehicle charging providers terminate their partnerships or otherwise fail to deliver the anticipated benefits of their partnerships, our ability to provide a satisfactory customer experience will be harmed. In addition, although we have agreed to join Tesla’s Supercharger network, there may be delays in making changes to our vehicles or the network necessary for Lucid vehicles to charge at Tesla Superchargers. Our current and future alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
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

Our financial results may vary significantly from period-to-period due to fluctuations in our production levels, operating costs, product demand and other factors.
We expect our period-to-period financial results to vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period-to-period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of the Lucid Air and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles, especially in new markets; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, both nationally and locally; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; or investment in expansion to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of December 31, 2023, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of December 31, 2023, we maintain a full valuation allowance for our net deferred tax assets.
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
In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a formal Section 382 study of our equity transactions through December 31, 2020. The study determined that we experienced an “ownership change” in 2016, and we will not be able to utilize $12 million of our U.S. federal NOL and $3 million of U.S. federal research and development tax credit carryforwards. Similar provisions of state law may also apply to limit our use of accumulated state tax attributes from the same period.
We have not yet completed an analysis of whether the business combination between the Company and Legacy Lucid also caused an “ownership change.” In addition, future changes in our stock ownership may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing the NOL carryforwards and tax credits existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize NOL carryforwards and tax credits. To the extent we are not able to offset future taxable income with our NOL carryforwards and tax credits, our net income and cash flows may be adversely affected.
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

Furthermore, changes to federal, state, local, or international tax laws on income, sales, use, import/export, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations continue to be considered by the United States and other countries where we currently operate or plan to operate. For example, the Tax Cuts and Jobs Act of 2017 introduced a Base Erosion and Anti-Abuse Tax which imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500 million for prior three tax years and that make certain payments to related foreign persons. While these rules do not impact our results of operations in the current year, these could impact our financial results in future periods. In addition, the Organization for Economic Cooperation and Development has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights and the rate of tax applicable to certain types of income.
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
We are required to comply with various regulatory and reporting requirements, including those required by the SEC and Nasdaq. Complying with these reporting and other regulatory requirements is time-consuming and will result in increased costs to us and could have a negative effect on our results of operations, financial condition or business. Those requirements and their interpretation and application may also change from time-to-time and those changes could have a material adverse effect on our results of operations, financial condition or business. A failure to comply with such requirements, as interpreted and applied, could also have a material adverse effect on our results of operations, financial condition or business. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, cash flows, and financial condition.

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
•the public’s reaction to the number of unit reservations, financial projections and any other guidance or metrics that we may publicly disclose from time-to-time;
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
Furthermore, the stock markets in general, and the markets for technology and electric vehicle stocks in particular, have experienced extreme volatility that has sometimes been unrelated to the operating performance of the issuer. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, hedging activity by holders of the 2026 Notes may impact the market price of our common stock, in particular during any redemption conversion period in connection with a redemption of the 2026 Notes or any observation period for a conversion of the 2026 Notes.
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
As of December 31, 2023, PIF, both directly and indirectly through Ayar, held 59.8% of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
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
•any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended, restated, modified, supplemented or waived from time-to-time); or
•any action asserting a claim against us or any of our directors or officers or other employees governed by the internal affairs doctrine.

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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
At Lucid, cybersecurity risk management is an integral part of our overall enterprise risk management program. We have made significant investments in people, processes, and technology to protect Lucid’s connected vehicles, services, confidential business information, and employee and consumer personal data. We have implemented multiple and varied processes and technologies for the avoidance, identification, assessment, mitigation, and remediation of risks from cybersecurity threats and incidents designated to protect against the cybersecurity risk landscape. We are continuously assessing and enhancing our protection, detection, response, and recovery capabilities and regularly engage with the cybersecurity communities including Auto-ISAC, third-party cybersecurity and compliance partners, internal stakeholders, and organizations leading best practices, to support our goals and objectives. At its core, our cybersecurity risk management program integrates multiple teams across the organization, including our IT, digital and physical product, infrastructure, and legal teams, with leadership and oversight by executive management, the Audit Committee of the Board of Directors (“Audit Committee”), and the Board of Directors (“Board”).
Governance
Board and Committee Oversight
Our Board has oversight responsibility for our overall enterprise risk management and delegates cybersecurity risk management oversight to the Audit Committee. The Audit Committee oversees Lucid’s policies and practices with respect to risk assessment and risk management, including discussing with management (i) Lucid’s major financial, cybersecurity, privacy and other information technology risk exposures; (ii) the steps that have been taken to monitor and control such exposures; and (iii) any material cybersecurity threats or incidents. The Audit Committee and the Board receive regular reporting from Lucid’s management, including our Senior Director of Security and Compliance and Senior Director of Cybersecurity, Data, and Connectivity, on the status of our cybersecurity program and ad hoc reporting on material cybersecurity threats and incidents.
Management’s Role
At the management level, our information security steering committee, with oversight by our VP of IT and General Counsel, is responsible for leading our cybersecurity risk management program and enterprise cybersecurity matters. Under the information security steering committee, we have a cybersecurity risk and compliance committee, led by our Senior Director of Security and Compliance and Senior Director of Cybersecurity, Data, and Connectivity, which is primarily responsible for operational review of cybersecurity threats and incidents as part of our incident response process. The cybersecurity risk and compliance committee receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents. For potentially material cybersecurity threats and incidents, we escalate these to the information security steering committee, which, with additional oversight and support from our CEO, would raise such threats and incidents to our Audit Committee Chair and, as appropriate, to our Board as they arise.
Our Senior Director of Security and Compliance and Senior Director of Cybersecurity, Data, and Connectivity, and the dedicated personnel on their teams have industry-recognized certifications such as Certified Information Security Manager, Certified information systems security professional, and Boardroom qualified Technology Expert, and experienced information systems security professionals and information security managers with many years of technical cybersecurity management experience.
Management of Cybersecurity Risk
Our Cybersecurity Risk Management Processes
Our cybersecurity risk management program provides a framework for handling cybersecurity threats and incidents by escalating risks, issues, and key decisions to management, the Audit Committee, and our Board. Our program is designated to protect our products and services, confidential business information (including intellectual property), and employee and consumer data and includes steps for detecting and monitoring cybersecurity threats and incidents, assessing the severity of such threats or incidents, identifying the source of such threats or incidents, including whether such threats or incidents are associated with a third-party vendor or service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management, the Audit Committee, and our Board of potentially material cybersecurity threats and incidents. In addition, our cybersecurity team provides cybersecurity training to employees during the onboarding process and periodic basis thereafter, with specialized training and tabletop exercises for our core incident response teams and executive management on at least an annual basis.

Under the oversight of the information security steering committee, our cybersecurity risk management program is implemented day-to-day by our cybersecurity team, who engage in identifying, considering and assessing risks from cybersecurity threats and incidents on an ongoing basis; establishing processes to monitor such cybersecurity risks; putting in place mitigation and remediation measures; policy review and development; product support and deployment; and maintaining our cybersecurity measures. Our cybersecurity team also implements ongoing data loss prevention tools and capabilities, customer security measures, incident response measures, and processes for management of third-party vendors and service providers. Cybersecurity incident response is driven by our Lucid Data and Security Incident Response Plan. Based upon the severity assessment and ranking, incidents are handled by the relevant teams for technical, operational, and legal risk management.
Lucid has also implemented processes to integrate our cybersecurity risk management processes into our overall enterprise risk management system including within our greater product management, personnel management, and third-party vendor and service provider management processes.
Third-Party Auditors and Consultants in Cybersecurity Risk Management
Our cybersecurity team also periodically engages third-party cybersecurity experts for risk assessment and system enhancements. We utilize third-party auditors and assessors in connection with our cybersecurity risk management program to identify gaps and develop policies, procedures, and strategies designed to improve the program posture. We also use third-party consultants to obtain and will use them to maintain relevant organizational cybersecurity certifications, including UN Regulation 155 Vehicle Cybersecurity Approval. As a general matter, we have from time-to-time utilized third-party cybersecurity consultants on an ad hoc basis in specific instances, including (i) to address potential cybersecurity threats and incidents, (ii) to conduct cybersecurity assessments and penetration testing on high value systems and applications; and (iii) to develop internal capabilities to improve our cybersecurity defense.
Cybersecurity Risk Management of Third-Party Vendors and Service Providers
We have also implemented risk management practices designed to minimize the material cybersecurity risks that arise from utilizing third-party vendors and service providers that receive or have access to Lucid confidential information or personal data. In order to oversee and identify such risks, we have implemented the following processes: (i) a third-party security risk management program designed to assess security risk of new third-party vendors or service providers and develop countermeasures to manage unacceptable risks; (ii) provisions in our third-party vendors and service provider contracts with added security requirements; (iii) training procurement teams on management of third-party vendor and service providers; (iv) role-based access controls for third-party personnel; and (v) data transfer mechanisms for the sharing of data with third parties. While we are in the process of increasing the resiliency of these capabilities across the board, our control over and ability to monitor the security posture of third-party vendors and service providers remains limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.

Item 2. Properties.
We are headquartered in Newark, California. Our principal facilities include properties in North America, Europe and the Middle East, which are primarily for manufacturing, assembly, warehousing, engineering, retail and service, and administrative activities. We have opened forty-five studios and service centers (excluding temporary and satellite service centers) under leases: thirty-eight in North America, five in Europe and two in the Middle East. Our current manufacturing facilities are in Casa Grande, Arizona and Saudi Arabia. We currently lease or own the land on which our material properties are situated, and the leased properties are subject to various lease arrangements with third-party entities.
Excluding our growing portfolio of retail locations, a list of certain of our principal facilities are outlined below:

Primary Use	Location	Owned or Leased
Headquarters	Newark, CA	Leased
Manufacturing (AMP-1, LPM-1)	Casa Grande, AZ	Owned/Leased(1)
Manufacturing (AMP-2)	King Abdullah Economic City, Saudi Arabia	Leased
(1) We own a substantial portion of the AMP-1 property and have an option to purchase the land for the portion of the AMP-1 property that is under lease. The property relating to LPM-1 is under lease.
Item 3. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 16 “Commitments and Contingencies” in the notes to the consolidated financial statements in Item 8 of Part II of this Annual Report, which is incorporated herein by reference.
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
Holders of Record
As of January 31, 2024, there were 227 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held through banks, brokers and other financial institutions.
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
Securities Authorized for Issuance Under Equity Compensation Plans

For a description of securities authorized under our equity compensation plans, see Note 14 “Stock-based awards” to the consolidated financial statements included elsewhere in this Annual Report for more information.
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
At-the-Market Offering and Underwritten Public Offering
On November 8, 2022, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which we could offer and sell shares of our common stock having an aggregate offering price up to $600.0 million (the “At-the-Market Offering”). During the year ended December 31, 2022, we issued 56,203,334 shares at a weighted average price per share of $10.68, and received net proceeds of $594.3 million after deducting commissions and other issuance costs of $5.7 million. No shares remain available for sale under the Equity Distribution Agreement.
On May 31, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase 173,544,948 shares of our common stock at a price per share of $6.83, for aggregate net proceeds of $1.2 billion. In June 2023, we issued the shares to the Underwriter pursuant to the Underwriting Agreement and received aggregate net proceeds of $1.2 billion after deducting issuance costs of $1.1 million.
The shares issued under the Equity Distribution Agreement and Underwriting Agreement were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-267147) and became effective on September 2, 2022, and prospectus supplements filed with the Securities and Exchange Commission on November 8, 2022 and June 2, 2023. We intend to use the net proceeds from the offering for general corporate purposes, which may include capital expenditures and working capital.

Subscription Agreements
On November 8, 2022, we entered into a subscription agreement (the “2022 Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), pursuant to which Ayar agreed to purchase from us, up to $915.0 million of shares of our common stock in one or more private placements through March 31, 2023. During the year ended December 31, 2022, we issued 85,712,679 shares to Ayar pursuant to the 2022 Subscription Agreement at a weighted average price per share of $10.68, and received aggregate proceeds of $915.0 million.
On May 31, 2023, we entered into a subscription agreement (the “2023 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company 265,693,703 shares of our common stock at a price per share of $6.83 in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, we issued the shares to Ayar pursuant to the 2023 Subscription Agreement and received aggregate net proceeds of $1.8 billion after deducting issuance costs of $2.0 million.
Common stock acquired by Ayar under the 2022 Subscription Agreement and the 2023 Subscription Agreement is subject to the Investor Rights Agreement, dated February 22, 2021 (as amended from time-to-time, the “Investor Rights Agreement”), which governs the registration for resale of such common stock.
The shares issued under the 2022 Subscription Agreement and the 2023 Subscription Agreement were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act. We intend to use the net proceeds from the private placements for general corporate purposes, which may include capital expenditures and working capital.
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
The following graph shows a comparison, from September 18, 2020 through December 31, 2023, of the cumulative total return on our common stock, The NASDAQ Composite Index and the 20 largest public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on September 18, 2020 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Lucid management believes is relevant to an assessment and understanding of Lucid’s consolidated results of operations and financial condition as of December 31, 2023 and for the fiscal year ended December 31, 2023. The discussion should be read together with our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K (this “Annual Report”). For discussion related to our financial condition as of December 31, 2022, results of operations for the fiscal year ended December 31, 2022 and year to year comparison between the years ended December 31, 2022 and 2021, refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 28, 2023 with the U.S. Securities and Exchange Commission (the “SEC”). This discussion may contain forward-looking statements based upon Lucid’s current expectations, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.
Overview
We are a technology company with a mission to inspire the adoption of sustainable energy by creating advanced technologies and the most captivating luxury electric vehicles, centered around the human experience. Our focus on in-house hardware and software innovation, vertical integration, and a “clean sheet” approach to engineering and design led to the development of the award-winning Lucid Air.
We sell vehicles directly to consumers through our retail sales network and through direct online sales including through Lucid Financial Services. We believe that owning our sales network provides an opportunity to closely manage the customer experience, gather direct customer feedback, and ensure that customer interactions are tailored to our customers’ needs. We own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house service capabilities, we established and continue to grow an approved list of specially trained collision repair shops which also serve as repair hubs for our mobile service offerings in some cases.

We began delivering the Lucid Air to customers in October 2021 and we expect to launch additional vehicles over the coming decade. We have leveraged and expanded the technological advancements from the Lucid Air to the Lucid Gravity, a luxury sport utility vehicle (“SUV”), which is scheduled for start of production in late 2024. After the Lucid Air and the Lucid Gravity, start of production of our Midsize platform is scheduled for late 2026.
Recent Development
Implementation Agreement with Aston Martin
In June 2023, we entered into an agreement (the “Implementation Agreement”) with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”), a related party of PIF, which is an affiliate of Ayar, under which we and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, we received technology access fees in 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance) and the first cash installment of $33 million. These shares were initially measured at a fair value of $73.2 million and subsequently remeasured to fair value of $81.5 million as of December 31, 2023. We will receive the remaining cash payments of $99 million phased over a period of three years. In connection with the Strategic Technology Arrangement, we will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which we received $1.6 million during the year ended December 31, 2023. Aston Martin has also committed to an effective minimum spend with us on powertrain components of $225 million.
EV Purchase Agreement
In August 2023, Lucid LLC entered into an EV purchase agreement with the Government of Saudi Arabia, a related party of PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), which supersedes the letter of undertaking that Lucid LLC entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that Lucid LLC fails to deliver within six months from the date of the applicable purchase order. The Purchaser also has absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles.
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
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sale of the Lucid Air, including to open studios, hire a sales force, invest in marketing and brand awareness, and establish a robust service center operation. As of December 31, 2023, we have opened forty-five studios and service centers (excluding temporary and satellite service centers): thirty-three in the United States (ten in California, four in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, Texas, Virginia and Washington, and one in each of Colorado, Michigan and New Jersey), five in Canada, two in Germany, one in Netherlands, one in Norway, one in Switzerland, and two in Saudi Arabia. We also expect to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we manufacture and sell.
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
Technology Innovation
We develop in-house battery and powertrain technology, which requires us to invest a significant amount of capital in research and development. The electric vehicle market is highly competitive and includes both established automotive manufacturers and new entrants. To establish market share and attract customers from competitors, we plan to continue to make substantial investments in research and development for the commercialization and continued enhancements of the Lucid Air, the development of the Lucid Gravity, and future generations of our electric vehicles and other products.

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
Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$595,271	$608,181	$(12,910)	(2)%
We recognize vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, powertrain kits, retail merchandise, and regulatory credits.

Revenue decreased by $12.9 million, or 2% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily driven by change in product mix, pricing and incentives offered, partially offset by increases in deliveries of the Lucid Air vehicles during the year ended December 31, 2023.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Cost of revenue	$1,936,066	$1,646,086	$289,980	18%
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
Cost of revenue increased by $290.0 million, or 18% for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the increases in the manufacture and sale of the Lucid Air vehicles in 2023 and inventory and firm purchase commitments write-downs. We incurred significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production. In the near term, we expect our production volume of vehicles to continue to be significantly less than our manufacturing capacity.
We recorded write-downs of $926.9 million and $569.5 million in the years ended December 31, 2023 and 2022, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. For the year ended December 31, 2023, the impact of the IRA on our results of operations was not material. We will continue to evaluate the expected future impact of the IRA on our business and financial statements as additional regulatory guidance is issued.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Research and development	$937,012	$821,512	$115,500	14%
Selling, general and administrative	797,235	734,574	62,661	9%
Restructuring charges	24,546	—	24,546	*nm
Total operating expenses	$1,758,793	$1,556,086	$202,707	13%
*nm - not meaningful

Research and Development
Our research and development efforts have primarily focused on the development of our battery and powertrain technology, the Lucid Air, the Lucid Gravity, and future generations of our electric vehicles. Research and development expenses consist primarily of materials, supplies and personnel-related expenses for employees involved in the engineering, designing, and testing of electric vehicles. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Research and development expenses also include prototype material, engineering, design and testing services, and allocated facilities costs, such as office and rent expense and depreciation expense, and other engineering, designing and testing expenses.

Research and development expense increased by $115.5 million, or 14% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributable to an increase of $89.4 million for prototype material, engineering, design and testing services and higher personnel-related expenses of $46.1 million ($59.9 million increase due to our growth in headcount, partially offset by $13.8 million lower stock-based compensation expense), partially offset by a decrease of $23.4 million from lower utilization of contractors and professional fees.
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

Selling, general, and administrative expense increased by $62.7 million, or 9% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributable to increases in allocated facilities costs of $61.2 million, sales and marketing expenses of $22.7 million and other general corporate expenses of $17.5 million, partially offset by lower personnel-related expenses of $37.3 million ($112.8 million lower stock-based compensation expense mainly driven by the vesting of the four tranches of CEO performance-based awards during the year ended December 31, 2022, partially offset by $75.5 million increase due to our growth in headcount).
Restructuring Charges
On March 28, 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We substantially completed the Restructuring Plan in 2023.
Restructuring charges of $24.5 million for the year ended December 31, 2023 was primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$86,926	$1,254,218	$(1,167,292)	(93)%
Change in fair value of equity securities	5,999	—	5,999	*nm
Interest income	204,274	56,756	147,518	260%
Interest expense	(24,915)	(30,596)	5,681	(19)%
Other income (expense), net	(90)	9,532	(9,622)	(101)%
Total other income (expense), net	$272,194	$1,289,910	$(1,017,716)	(79)%
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

The Private Placement Warrants remained unexercised as of December 31, 2023. The liability was remeasured to fair value, resulting in gains of $86.9 million and $1,254.2 million for the years ended December 31, 2023 and 2022, respectively, and was classified within change in fair value of common stock warrant liability in the consolidated statements of operations and comprehensive loss. See Note 10 “Common Stock Warrant Liability” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Change in Fair Value of Equity Securities
In connection with the commencement of the Strategic Technology Arrangement with Aston Martin, the Company received 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance). The ordinary shares of Aston Martin are subject to remeasurement to fair value at each balance sheet date. Such shares were initially measured at a fair value of $73.2 million and subsequently remeasured to fair value of $81.5 million as of December 31, 2023. The change in fair value resulted in an unrealized gain of $6.0 million for the year ended December 31, 2023, and was classified within change in fair value of equity securities in the consolidated statements of operations and comprehensive loss. See Note 6 “Fair Value Measurements and Financial Instruments” and Note 20 “Related Party Transactions” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Interest Income
Interest income increased by $147.5 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to higher book yield from our investments in available-for-sale securities under the investment program which started in June 2022.
Interest Expense
Interest expense primarily consists of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, commitment fees and amortization of deferred issuance costs from the five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”), interest from GIB credit facility and on our finance leases, and capitalized interest on construction in progress related to significant capital asset construction.
Interest expense decreased by $5.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase of $9.7 million in interest capitalized on construction in progress related to significant capital asset construction, partially offset by increases of $3.6 million in interest expense from the GIB credit facility, and commitment fees and amortization of deferred issuance costs from the ABL Credit Facility.
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
Other income (expense), net decreased by $9.6 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to dividend income earned from our investments in 2022.
Provision for Income Taxes
The following table presents our provision for income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Provision for income taxes	$1,026	$379	$647	171%

Our provision for income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2023, Lucid had $4.32 billion of cash, cash equivalents and investments. Since inception, our sources of cash are predominantly from proceeds received upon the completion of the Merger, the issuance of convertible debt and proceeds from equity offerings.
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
We anticipate our cumulative spending on capital expenditures to be approximately $1.5 billion for the fiscal year 2024 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of December 31, 2023, our total minimum lease payments are $495.1 million, of which $65.2 million is due in fiscal year 2024. We also have non-cancellable long-term commitments of $4.9 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 15 “Leases” and Note 16 “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report for more information.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of December 31, 2023 and 2022, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
International Manufacturing Expansion
On February 27, 2022, we announced that we had selected King Abdullah Economic City (“KAEC”) in Saudi Arabia as the location of our first international manufacturing plant and signed related agreements with the Ministry of Investment of Saudi Arabia, the Saudi Industrial Development Fund, and the Economic City at KAEC. The operations at the new plant initially consist of re-assembly of the Lucid Air vehicle “kits” pre-manufactured in the U.S. and, over time, production of complete vehicles.

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
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.7 million) to SAR 1.77 billion (approximately $472.0 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of December 31, 2023 and 2022, no amount was outstanding under the SIDF Loan Agreement.
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
During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. During the year ended December 31, 2022, we received support of SAR 366 million (approximately $97.3 million) in cash, of which $64.0 million was recorded as deferred liability within other long-term liabilities and $33.3 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2022. Subsequently, we recorded $64.0 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. There were no unfulfilled conditions and contingencies attached to the payments received.

Gulf International Bank (“GIB”) Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million). SAR 650 million (approximately $173.0 million) under the GIB Facility Agreement was available as bridge financing (the “Bridge Facility”) of Lucid LLC’s capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.1 million) might be used for general corporate purposes (the “Working Capital Facility”). Loans under the Bridge Facility and the Working Capital Facility had a maturity of no more than 12 months. The Bridge Facility incurred interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility incurred interest at a rate of 1.70% per annum over 1~3-month SAIBOR and associated fees.
On March 12, 2023, Lucid LLC entered into an amendment of the GIB Facility Agreement (together with the GIB Facility Agreement, the “Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1 billion (approximately $266.7 million) revolving credit facility (the “GIB Credit Facility”) which may be used for general corporate purposes. Loans under the Amended GIB Credit Facility Agreement have a maturity of no more than 12 months and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees.
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
As of December 31, 2023, we had outstanding borrowings of SAR 272 million (approximately $72.5 million) with weighted average interest rate of 7.49%. As of December 31, 2023, availability under the GIB Credit Facility was SAR 727 million (approximately $193.9 million), after giving effect to the outstanding letters of credit. As of December 31, 2022, we had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 6.40% from the Working Capital Facility. As of December 31, 2022, available borrowings were SAR 650 million (approximately $173.0 million) and SAR 314 million (approximately $83.5 million) under the Bridge Facility and Working Capital Facility, respectively. The outstanding borrowings were recorded within other current liabilities in the consolidated balance sheets. As of December 31, 2023 and 2022, we were in compliance with applicable covenants under the Amended GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of December 31, 2023 and 2022, we were in compliance with applicable covenants under the ABL Credit Facility.
As of December 31, 2023 and 2022, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $45.4 million and $37.4 million as of December 31, 2023 and 2022, respectively. Availability under the ABL Credit Facility was $413.4 million (including $144.0 million cash and cash equivalents) and $441.4 million (including $37.3 million cash and cash equivalents) as of December 31, 2023 and 2022, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
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

In June 2023, we completed the public offering pursuant to the Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated a private placement of shares to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion after deducting issuance costs. See Note 12 “Stockholders’ Equity” to the consolidated financial statements included elsewhere in this Annual Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $10.2 billion and $7.4 billion as of December 31, 2023 and 2022, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Cash used in operating activities	$(2,489,753)	$(2,226,258)
Cash used in investing activities	(946,975)	(3,681,677)
Cash provided by financing activities	3,070,915	1,347,235
Net decrease in cash, cash equivalents, and restricted cash	$(365,813)	$(4,560,700)
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
Net cash used in operating activities increased by $263.5 million to $2,489.8 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to the increase in net loss excluding non-cash expenses and gains of $195.9 million and an overall increase in net operating assets and liabilities of $67.6 million. The change in net operating assets and liabilities was mainly attributable to advances to suppliers and timing of payments.
Cash Used in Investing Activities
Our cash flows used in investing activities primarily relate to purchases of investments and capital expenditures to support our growth. We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure.
Net cash used in investing activities decreased by $2,734.7 million to $947.0 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily attributable to an increase in proceeds from maturities and sales of investments of $2,719.6 million, partially offset by an increase in purchases of investments of $144.2 million during the year ended December 31, 2023 compared to the same period in the prior year.
Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the At-the-Market Offering, the private placements to Ayar, convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.

Net cash provided by financing activities increased by $1,723.7 million to $3,070.9 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily attributable to higher net proceeds of $1.5 billion from our equity offerings in 2023.

Critical Accounting Estimates
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
Payment is typically received at or prior to the transfer of control of the vehicle to the customer, except for vehicle sales under the EV Purchase Agreement. Generally, control transfers to the customer at the time of delivery when the customer takes physical possession of the vehicle, which may be at a Lucid studio or other destination chosen by the customer. Our vehicle contracts do not contain a significant financing component. We have elected to exclude sales taxes from the measurement of the transaction price. We estimate the standalone selling price of all performance obligations by considering costs used to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of our performance obligations.
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
We account for the vehicle leasing program in accordance with ASC 842, Leases, ASC 460, Guarantees and ASC 606, Revenue from Contracts with Customers. We are the lessor at inception of a lease and immediately transfer the lease as well as the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606. We recognize revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcate the RVG at fair value and account for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of our performance obligations.
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
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles, which approximates actual cost on a first-in, first-out basis. We record inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If our inventory on-hand is in excess of future demand forecast and market conditions, the excess amounts are written-off.
Inventory is also reviewed to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the selling price of our vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written-down, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
In the event there are changes in our estimates of future selling prices or production costs, we might be required to record additional and potentially material write-downs. A small change in our estimates may result in a material change in our reported financial results.
Recently Adopted Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, equity price and inflationary pressure.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, restricted cash, and investments. We had cash, cash equivalents, restricted cash, and investments totaling $4.32 billion as of December 31, 2023. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of December 31, 2023, a hypothetical 100 basis point increase in interest rates would result in $13.4 million incremental decline in the fair market value of our portfolio.

Equity Price Risk
We hold equity securities of Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). The fair value of these equity securities was $81.5 million as of December 31, 2023. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would decrease the fair value as of December 31, 2023 by $8.2 million.
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

Item 8. Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended December 31, 2023, 2022 and 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lucid Group, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Lucid Group, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of net realizable value of certain inventories
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has inventories with a carrying value of $696.2 million as of December 31, 2023. The Company adjusts the carrying value of inventory when the cost of inventory exceeds the estimated net realizable value. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. Additionally, the Company reviews inventory to determine whether the carrying value exceeds the net amount realizable upon the ultimate sale of the inventory, requiring the Company to determine the estimated selling price of vehicles and the estimated cost to convert the inventory on-hand into a finished product.
We identified the evaluation of the Company’s determination of net realizable value of certain inventories as a critical audit matter. Subjective auditor judgment and significant audit effort were required to assess key inputs within the Company’s determination of net realizable value of certain inventories. Specifically, the key inputs within the calculation include the estimated selling prices and the estimated cost to convert the inventory on-hand into a finished product.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s inventory process, including controls related to the estimated selling prices and the estimated cost to convert the inventory on-hand into a finished product. We evaluated estimated selling prices by comparing them to internal sales documentation, actual sales, peer company data, and relevant market information. We evaluated the Company’s ability to accurately forecast the estimated cost to convert inventory on-hand by comparing historical production projections to actual results. We assessed the estimated cost to convert the inventory on-hand by comparing it to future sales projections. For certain inventories, we also evaluated the estimated cost to convert inventory on-hand by comparing the historical estimated cost to convert to actual results.

/s/ KPMG LLP
We have served as the Company’s auditor since 2023.
Santa Clara, California
February 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Lucid Group, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Lucid Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2020 to 2022.
San Francisco, California
February 28, 2023

LUCID GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,369,947	$1,735,765
Short-term investments	2,489,798	2,177,231
Accounts receivable, net	51,822	19,542
Inventory	696,236	834,401
Prepaid expenses	69,682	63,548
Other current assets	79,670	81,541
Total current assets	4,757,155	4,912,028
Property, plant and equipment, net	2,810,867	2,166,776
Right-of-use assets	221,508	215,160
Long-term investments	461,029	529,974
Other noncurrent assets	262,159	55,300
TOTAL ASSETS	$8,512,718	$7,879,238

LIABILITIES
Current liabilities:
Accounts payable	$108,724	$229,084
Accrued compensation	92,494	63,322
Finance lease liabilities, current portion	8,202	10,586
Other current liabilities	798,990	634,567
Total current liabilities	1,008,410	937,559
Finance lease liabilities, net of current portion	77,653	81,336
Common stock warrant liability	53,664	140,590
Long-term debt	1,996,960	1,991,840
Other long-term liabilities	524,339	378,212
Total liabilities	3,661,026	3,529,537
Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of December 31, 2023 and 2022; 2,300,111,489 and 1,830,172,561 shares issued and 2,299,253,664 and 1,829,314,736 shares outstanding as of December 31, 2023 and 2022, respectively	230	183
Additional paid-in capital	15,066,080	11,752,138
Treasury stock, at cost, 857,825 shares at December 31, 2023 and 2022	(20,716)	(20,716)
Accumulated other comprehensive income (loss)	4,850	(11,572)
Accumulated deficit	(10,198,752)	(7,370,332)
Total stockholders’ equity	4,851,692	4,349,701
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,512,718	$7,879,238

The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$595,271	$608,181	$27,111

Costs and expenses
Cost of revenue	1,936,066	1,646,086	154,897
Research and development	937,012	821,512	750,185
Selling, general and administrative	797,235	734,574	652,475
Restructuring charges	24,546	—	—
Total cost and expenses	3,694,859	3,202,172	1,557,557

Loss from operations	(3,099,588)	(2,593,991)	(1,530,446)

Other income (expense), net
Change in fair value of forward contracts	—	—	(454,546)
Change in fair value of convertible preferred stock warrant liability	—	—	(6,976)
Change in fair value of common stock warrant liability	86,926	1,254,218	(582,760)
Change in fair value of equity securities	5,999	—	—
Transaction costs expensed	—	—	(2,717)
Interest income	204,274	56,756	—
Interest expense	(24,915)	(30,596)	(1,374)
Other income (expense), net	(90)	9,532	(893)
Total other income (expense), net	272,194	1,289,910	(1,049,266)
Loss before provision for income taxes	(2,827,394)	(1,304,081)	(2,579,712)
Provision for income taxes	1,026	379	49
Net loss	(2,828,420)	(1,304,460)	(2,579,761)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	(2,167,332)
Net loss attributable to common stockholders, basic	(2,828,420)	(1,304,460)	(4,747,093)
Change in fair value of dilutive warrants	—	(1,254,218)	—
Net loss attributable to common stockholders, diluted	$(2,828,420)	$(2,558,678)	$(4,747,093)

Weighted average shares outstanding attributable to common stockholders
Basic	2,081,772,622	1,678,346,079	740,393,759
Diluted	2,081,772,622	1,693,258,608	740,393,759

Net loss per share attributable to common stockholders
Basic	$(1.36)	$(0.78)	$(6.41)
Diluted	$(1.36)	$(1.51)	$(6.41)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$12,669	$(11,572)	$—
Foreign currency translation adjustments	3,753	—	—
Total other comprehensive income (loss)	16,422	(11,572)	—
Comprehensive loss	(2,811,998)	(1,316,032)	(2,579,761)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	(2,167,332)
Comprehensive loss attributable to common stockholders	$(2,811,998)	$(1,316,032)	$(4,747,093)
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares[1]	Amount	Shares[1]	Amount
Balance as of January 1, 2021	957,159,704	$2,494,076	28,791,702	$3	$38,113	$—	$—	$(1,356,893)	$(1,318,777)
Net loss	—	—	—	—	—	—	—	(2,579,761)	(2,579,761)
Repurchase of Series B convertible preferred stock	(3,525,365)	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	1,546,799	12,936	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock	200,728,229	3,206,159	—	—	(22,395)	—	—	(2,129,218)	(2,151,613)
Stock-based compensation related to Series E convertible preferred stock	—	123,614	—	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(1,155,909,367)	(5,836,785)	1,155,909,367	116	5,836,669	—	—	—	5,836,785
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	—	—	425,395,023	42	3,590,914	—	—	—	3,590,956
Tax withholding payments for net settlement of employee awards	—	—	—	—	(22,063)	—	—	—	(22,063)
Treasury stock repurchase	—	—	(857,825)	—	—	(20,716)	—	—	(20,716)
Issuance of common stock upon vesting of employee RSUs	—	—	601,176	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	—	—	26,640,121	3	173,270	—	—	—	173,273
Redemption of public warrants	—	—	—	—	(4)	—	—	—	(4)
Issuance of common stock upon exercise of stock options	—	—	11,076,026	1	8,131	—	—	—	8,132
Stock-based compensation	—	—	—	—	393,143	—	—	—	393,143
Balance as of December 31, 2021	—	—	1,647,555,590	165	9,995,778	(20,716)	—	(6,065,872)	3,909,355
Net loss	—	—	—	—	—	—	—	(1,304,460)	(1,304,460)
Other comprehensive loss	—	—	—	—	—	—	(11,572)	—	(11,572)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(218,789)	—	—	—	(218,789)
Issuance of common stock upon vesting of employee RSUs	—	—	15,217,096	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	2,106,158	—	24,562	—	—	—	24,562
Issuance of common stock upon exercise of stock options	—	—	22,519,879	2	17,786	—	—	—	17,788
Issuance of common stock under At-the-Market Offering, net of issuance costs	—	—	56,203,334	6	594,311	—	—	—	594,317
Issuance of common stock under 2022 Subscription Agreement	—	—	85,712,679	9	914,991	—	—	—	915,000
Stock-based compensation	—	—	—	—	423,500	—	—	—	423,500
Balance as of December 31, 2022	—	—	1,829,314,736	183	11,752,138	(20,716)	(11,572)	(7,370,332)	4,349,701
Net loss	—	—	—	—	—	—	—	(2,828,420)	(2,828,420)
Other comprehensive income	—	—	—	—	—	—	16,422	—	16,422
Tax withholding payments for net settlement of employee awards	—	—	—	—	(17,615)	—	—	—	(17,615)
Issuance of common stock upon vesting of employee RSUs	—	—	16,947,760	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	4,748,875	—	23,836	—	—	—	23,836
Issuance of common stock upon exercise of stock options	—	—	9,003,642	1	10,342	—	—	—	10,343
Issuance of common stock under Underwriting Agreement, net of issuance costs	—	—	173,544,948	17	1,184,207	—	—	—	1,184,224
Issuance of common stock under 2023 Subscription Agreement, net of issuance costs	—	—	265,693,703	27	1,812,614	—	—	—	1,812,641
Stock-based compensation	—	—	—	—	300,560	—	—	—	300,560
Balance as of December 31, 2023	—	$—	2,299,253,664	$230	$15,066,080	$(20,716)	$4,850	$(10,198,752)	$4,851,692
The accompanying notes are an integral part of these consolidated financial statements.
______________________________________________________________
(1) The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio (as defined in Note 4 “Reverse Recapitalization”) to give effect to the reverse recapitalization treatment of the Merger. See Note 1 “Description of Business” and Note 4 “Reverse Capitalization” for more information.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(2,828,420)	$(1,304,460)	$(2,579,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,531	186,583	62,907
Amortization of insurance premium	39,507	35,620	18,474
Non-cash operating lease cost	26,201	19,711	12,563
Stock-based compensation	257,283	423,500	516,757
Inventory and firm purchase commitments write-downs	906,069	569,479	48,884
Change in fair value of contingent forward contract liability	—	—	454,546
Change in fair value of preferred stock warrant liability	—	—	6,976
Change in fair value of common stock warrant liability	(86,926)	(1,254,218)	582,760
Net accretion of investment discounts/premiums	(105,432)	(20,695)	—
Change in fair value of equity securities	(5,999)	—	—
Other non-cash items	34,205	10,353	289
Changes in operating assets and liabilities:
Accounts receivable	(32,509)	(16,498)	(2,888)
Inventory	(658,010)	(1,256,349)	(175,091)
Prepaid expenses	(45,641)	(28,822)	(66,980)
Other current assets	4,758	(43,591)	(14,704)
Other noncurrent assets	(121,790)	(43,230)	5,889
Accounts payable	(139,519)	180,469	4,354
Accrued compensation	29,172	30,958	16,167
Other current liabilities	(71,680)	253,904	55,437
Other long-term liabilities	75,447	31,028	(4,712)
Net cash used in operating activities	(2,489,753)	(2,226,258)	(1,058,133)
Cash flows from investing activities:
Purchases of property, plant and equipment	(910,644)	(1,074,852)	(421,220)
Proceeds from government grant	97,500	97,267	—
Purchases of investments	(3,998,282)	(3,854,129)	—
Proceeds from maturities of investments	3,720,890	1,149,714	—
Proceeds from sale of investments	148,388	—	505
Other investing activities	(4,827)	323	22
Net cash used in investing activities	$(946,975)	$(3,681,677)	$(420,693)

The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceed from issuance of convertible notes, net of issuance costs	$—	$—	$2,002,437
Payment of transaction costs for the issuance of convertible notes	—	—	(15,883)
Proceeds from issuance of common stock under Underwriting Agreement, net of issuance costs	1,184,224	—	—
Proceeds from issuance of common stock under 2023 Subscription Agreement, net of issuance costs	1,812,641	—	—
Proceeds from issuance of common stock under At-the-Market Offering, net of issuance costs	—	594,317	—
Proceeds from issuance of common stock under 2022 Subscription Agreement	—	915,000	—
Proceeds from short-term insurance financing note	—	—	41,935
Payment for short-term insurance financing note	—	(15,330)	(27,887)
Payment for finance lease liabilities	(5,425)	(4,977)	(3,088)
Proceeds from borrowings	62,911	29,818	—
Repayments for borrowings	—	(20,223)	—
Proceeds from failed sale-leaseback transaction	—	31,700	—
Repurchase of Series B convertible preferred stock	—	—	(3,000)
Proceeds from issuance of Series D convertible preferred stock	—	—	3,000
Proceeds from issuance of Series E convertible preferred stock	—	—	600,000
Proceeds from exercise of stock options	10,343	17,788	8,132
Proceeds from the exercise of public warrants	—	—	173,273
Proceeds from the reverse capitalization	—	—	4,439,153
Payment of transaction costs related to the reverse recapitalization	—	—	(38,865)
Proceeds from employee stock purchase plan	23,836	24,562	—
Treasury stock repurchase	—	—	(20,716)
Tax withholding payments for net settlement of employee awards	(17,615)	(218,789)	(22,063)
Payment for credit facility issuance costs	—	(6,631)	—
Net cash provided by financing activities	3,070,915	1,347,235	7,136,428
Net decrease in cash, cash equivalents, and restricted cash	(365,813)	(4,560,700)	5,657,602
Beginning cash, cash equivalents, and restricted cash	1,737,320	6,298,020	640,418
Ending cash, cash equivalents, and restricted cash	$1,371,507	$1,737,320	$6,298,020

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$18,182	$23,199	$627
Cash paid for taxes	$37	$480	$—
Supplemental disclosure of non-cash investing and financing activity:
Purchases of property, plant and equipment included in accounts payable and other current liabilities	$35,849	$42,728	$101,057
Property, plant and equipment and right-of-use assets obtained through leases	$32,477	$157,894	$93,771
Equity securities obtained through Strategic Technology Arrangement	$73,193	$—	$—
Issuance of Series D convertible preferred stock upon exercise of preferred stock warrants	$—	$—	$9,936
Issuance of Series E convertible preferred stock contingent forward contracts	$—	$—	$2,167,332
Capital contribution upon forfeit of Series E awards	$—	$—	$15,719
Issuance of Series E convertible preferred stock upon settlement of contingent forward contracts	$—	$—	$2,621,877
Issuance of common stock upon conversion of preferred stock in connection with the reverse recapitalization	$—	$—	$5,836,785
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
NOTE 1 – DESCRIPTION OF BUSINESS
Overview

Lucid Group, Inc. (“Lucid”) is a technology company focused on designing, developing, manufacturing, and selling the next generation of electric vehicles (“EV”), EV powertrains and battery systems.
Lucid was originally incorporated in Delaware on April 30, 2020 under the name Churchill Capital Corp IV (formerly known as Annetta Acquisition Corp) (“Churchill”) as a special purpose acquisition company with the purpose of effecting a merger with one or more operating businesses. On February 22, 2021, Churchill entered into a definitive merger agreement (the “Merger Agreement”) with Atieva, Inc. (“Legacy Lucid”) in which Legacy Lucid would become a wholly owned subsidiary of Churchill (the “Merger”). Upon the closing of the Merger on July 23, 2021 (the “Closing”), Churchill was immediately renamed to “Lucid Group, Inc.” The Merger between Churchill and Legacy Lucid was accounted for as a reverse recapitalization. See Note 4 “Reverse Recapitalization” for more information.
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
From inception through December 31, 2023, the Company has incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2023, 2022 and 2021, the Company has incurred net losses of $2.8 billion, $1.3 billion and $2.6 billion, respectively. The Company had an accumulated deficit of $10.2 billion as of December 31, 2023.
The Company completed the first phase of the construction of its Advanced Manufacturing Plant-1 in Casa Grande, Arizona (“AMP-1”) in 2021, transitioned general assembly to the AMP-1 phase 2 manufacturing facility and completed the semi knocked-down (“SKD”) portion of its Advanced Manufacturing Plant-2 in Saudi Arabia (“AMP-2”) in September 2023. The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company continues to expand AMP-1, construct the completely-built-up (“CBU”) portion of AMP-2, and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, which is above and beyond the expected cash inflows from the initial sales of the Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
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
In 2022, the Company entered into a loan agreement with the Saudi Industrial Development Fund (“SIDF”) with an aggregate principal amount of up to approximately $1.4 billion, a five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with an initial aggregate principal commitment amount of up to $1.0 billion and revolving credit facilities (the “GIB Facility Agreement”) with Gulf International Bank (“GIB”) in an aggregate principal amount of approximately $266.1 million. The GIB Facility Agreement provided for two committed revolving credit facilities, of which $173.0 million was available as a bridge financing (the “Bridge Facility”) and $93.1 million was for general corporate purposes (the “Working Capital Facility”).
In March 2023, the Company amended the GIB Facility Agreement (together with the GIB Facility Agreement, the “Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed $266.7 million revolving credit facility (the “GIB Credit Facility”), which will bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. See Note 7 “Debt” for more information.

On November 8, 2022, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which the Company could offer and sell shares of its common stock having an aggregate offering price up to $600.0 million (the “At-the-Market Offering”). On November 8, 2022, the Company also entered into a subscription agreement (the “2022 Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), pursuant to which Ayar agreed to purchase from the Company, up to $915.0 million of shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company completed its At-the-Market Offering program pursuant to the Equity Distribution Agreement for net proceeds of $594.3 million after deducting commissions and other issuance costs and also consummated a private placement of shares to Ayar pursuant to the 2022 Subscription Agreement for $915.0 million. No shares remain available for sale under the Equity Distribution Agreement. See Note 12 “Stockholders’ Equity” for more information.
On May 31, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase from the Company shares of the Company’s common stock in a public offering for aggregate net proceeds to the Company of $1.2 billion. On May 31, 2023, the Company also entered into a subscription agreement (the “2023 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of the Company’s common stock in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company completed the public offering pursuant to the Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated the private placement to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion. See Note 12 “Stockholders’ Equity” for more information.
Certain Significant Risks and Uncertainties

The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully electric vehicles and advanced electric vehicle powertrain components, including battery pack systems, (iii) further construction of AMP-1 phase 2 in Casa Grande, Arizona, (iv) construction of the CBU portion of AMP-2 in Saudi Arabia, (v) expansion of its retail studios and service centers capabilities throughout North America and across the globe, and (vi) providing its technology access to third parties. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing.
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
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, useful lives of property, plant and equipment, fair value of common stock warrants, fair value of contingent forward contracts liability, estimates of residual value guarantee (“RVG”) liability, deferred revenue related to technology access fees and over-the-air (“OTA”) software updates, sales return reserves, fair value of common stock prior to the Merger and other assumptions used to measure stock-based compensation expense, and estimated incremental borrowing rates for assessing operating and finance leases. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$1,369,947	$1,735,765	$6,262,905
Restricted cash included in other current assets	1,560	1,555	10,740
Restricted cash included in other noncurrent assets	—	—	24,375
Total cash, cash equivalents, and restricted cash	$1,371,507	$1,737,320	$6,298,020
Investments
The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and they are stated at fair value. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on our investments of available-for-sale securities are recorded in accumulated other comprehensive income (loss) which is included within stockholders’ equity. Interest, as well as amortization and accretion of purchase premiums and discounts on its investments of available-for-sale securities are included in interest income. The cost of securities sold is determined using the specific identification method. Realized gains and losses on the sale of available-for-sale securities are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company regularly reviews its investment portfolio of available-for-sale securities for allowance for credit losses. Factors considered include severity of declines in fair values below amortized costs, adverse conditions related to securities, creditworthiness of the security issuers, and collectability of principal and interest payments.
Equity Securities
The Company’s equity securities with readily determinable fair value are measured and stated at fair value with unrealized gains and losses recorded in the consolidated statements of operations and comprehensive loss.
Accounts Receivable, Net
Accounts receivable consist of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits and services. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded immaterial allowance for uncollectible amounts as of December 31, 2023 and 2022.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but at times its deposits may exceed federally insured limits. As of December 31, 2023, accounts receivables from the EV purchase agreement with the Government of Saudi Arabia, a related party of PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 68.5% of the total accounts receivable balance. See Note 20 “Related Party Transactions” for more information.
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
Inventory
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles, which approximates actual cost on a first-in, first-out basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If inventory on-hand is in excess of future demand forecast and market conditions, the excess amounts are written-off.
Inventory is also reviewed to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires an assessment to determine the selling price of the vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written down, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
In the event there are changes in our estimates of future selling prices or production costs, the Company may be required to record additional and potentially material write-downs. A small change in the Company’s estimates may result in a material change in its reported financial results.
Property, Plant, and Equipment, Net
Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Interest expense capitalized for significant capital asset construction in progress is included within property, plant and equipment, net and is amortized over the life of the related assets. The Company capitalizes qualified costs incurred during the application development stage of internal use software. Costs incurred during the preliminary project stage and post-implementation stage are expensed.

The Company generally uses the following estimated useful lives for each asset category:

Asset Category	Life (years)
Machinery, tooling and vehicles	3 - 7
Computer equipment and software	3
Furniture and fixtures	5
Finance leases	Shorter of the lease term or the estimated useful lives of the assets
Building and improvements	15 - 40
Leasehold improvements	Shorter of remaining lease term or the estimated useful lives of the assets
Expenditures for repair and maintenance costs are expensed as incurred, and expenditures for major renewals and improvements that increase functionality of the asset are capitalized and depreciated ratably over the identified useful life. Upon disposition or retirement of property and equipment, the related cost and accumulated depreciation and amortization are removed, and any gain or loss is reflected in the consolidated statement of operations and comprehensive loss. The disposition loss on fixed assets recorded for the years ended December 31, 2023, 2022 and 2021 was immaterial.
Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and right-of-use (“ROU”) assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The Company recognized impairment loss of $15.3 million for the year ended December 31, 2023. Impairment loss recognized for the years ended December 31, 2022 and 2021 was immaterial.
Leases
The Company has lease agreements with lease and non-lease components and has elected not to utilize the practical expedient to account for lease and non-lease components together, rather the Company accounts for the lease and non-lease components separately in the consolidated financial statements. The Company has also elected not to record ROU assets and corresponding lease liabilities for short-term leases having initial terms of 12 months or less if the leases do not contain a purchase option or renewal term that the Company is reasonably certain to exercise. Instead, the Company recognizes lease payments on a straight-line basis over the lease term.
Operating lease assets are included within operating lease ROU assets. Finance lease assets are included within property, plant and equipment, net. The corresponding operating lease liabilities are included within other current liabilities and other long-term liabilities; the finance lease liabilities are included within finance lease liabilities, current portion and finance lease liabilities, net of current portion on the Company’s consolidated balance sheets as of December 31, 2023 and 2022.
All lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The Company estimates the Company’s incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.
Foreign Currency
The Company determines the functional currency of our foreign subsidiaries based on the primary currency in which they operate. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of each balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Any resulting translation adjustments are included in accumulated other comprehensive income (loss). The assets and liabilities of foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to U.S. Dollars.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are recorded within other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss. Foreign currency transaction gains and losses were not material for the years ended December 31, 2023, 2022 and 2021.

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
Payment is typically received at or prior to the transfer of control of the vehicle to the customer, except for vehicle sales under the EV Purchase Agreement. Generally, control transfers to the customer at the time of delivery when the customer takes physical possession of the vehicle, which may be at a Lucid studio or other destination chosen by the customer. The Company’s vehicle contracts do not contain a significant financing component. The Company has elected to exclude sales taxes from the measurement of the transaction price. The Company estimates the standalone selling price of all performance obligations by considering costs used to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.
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

At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future product returns. Return rate estimates are based on historical experience and sales return reserve balance was not material as of December 31, 2023 and 2022.
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
Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partner in connection with its vehicle leasing program. Under the vehicle leasing program, the Company generally receives full payment for the vehicle sales price at the time of delivery or shortly after delivery, does not bear casualty and credit risks during the lease term, and is contractually obligated (or entitled) to share a portion of the shortfall (or excess) between the resale value realized by the commercial banking partner and a predetermined resale value. During the years ended December 31, 2023 and 2022, vehicle sales with RVG totaled $190.9 million and $31.1 million, respectively. At the lease inception, the Company is required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partner. The cash collateral is held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in other noncurrent assets, subject to asset impairment review at each reporting period.

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

The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. The RVG liabilities were not material as of December 31, 2023 and 2022. As the Company accumulates more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities.

As of December 31, 2023 and 2022, the Company recorded $28.7 million and $15.4 million of total deferred revenue related to OTA and remarketing activities for vehicle sales, respectively. The Company recorded $7.7 million and $4.0 million of the total deferred revenue within other current liabilities and the remaining $21.0 million and $11.4 million within other long-term liabilities in the consolidated balance sheets as of December 31, 2023 and 2022, respectively. Revenue recognized during the years ended December 31, 2023 and 2022 from the prior period deferred revenue balances was not material.
Other
Other consists of revenue from non-warranty after-sales vehicle services, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits. Battery pack system and powertrain kits revenue consists of the sales of battery pack systems or powertrain kits, supplies and related services for vehicles. The sale of battery pack systems, powertrain kits along with related supplies, and regulatory credits is a single performance obligation recognized at the point in time when control is transferred to the customer. Shipping and handling provided by the Company is considered a fulfillment activity. While customers generally have the right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies may include either a cash refund or an exchange of the returned product. Payment for the products sold are received upon invoice or in accordance with payment terms customary to the business. The Company’s battery pack system or powertrain kits contracts do not contain a significant financing component. The Company has elected to exclude sales taxes from the measurement of the transaction price.
Control transfers to the customer when the product or regulatory credit is delivered or transferred to the customer as the customer can then direct the use of the product or regulatory credit and obtain substantially all of the remaining benefits from the asset at that point in time.
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
Warranties
The Company provides a manufacturer’s warranty on all vehicles it sells and accrues a warranty reserve for warranty coverage, as applicable. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency, and costs of future claims. The Company accrues a warranty reserve for all products sold which includes the Company’s best estimates of the projected costs related to recalls identified and special campaigns to repair or replace items under warranties. Changes to the Company’s historical or projected warranty experience may cause material changes to the warranty reserve in the future. The portion of the warranty reserve for costs expected to be incurred within the next 12 months is included within other current liabilities, while the remaining balance is included within other long-term liabilities in the consolidated balance sheets. The warranty expense is recorded as a component of cost of revenue in the consolidated statements of operations and comprehensive loss.
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
Stock-Based Compensation
The Company issues stock-based compensation awards to employees, officers, directors, and non-employees in the form of stock options, restricted stock units (“RSUs”) and employee stock purchase plan (the “ESPP”). The Company measures and recognizes compensation expense for stock-based awards based on the awards’ fair value on the date of grant. The Company accounts for forfeitures of stock-based awards when they occur. The fair value of RSUs that vest based on service and/or performance conditions is measured using the fair value of the Company’s common stock on the date of the grant. The fair value of RSUs that vest based on service and market conditions is measured using a Monte Carlo simulation model on the date of grant. The fair value of stock options that vest based on service condition is measured using the Black-Scholes option pricing model on the date of grant. The Monte Carlo simulation model and the Black-Scholes option pricing model require the input of assumptions, including the fair value of the Company’s common stock, the expected term of the award, the expected volatility of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used to determine the fair value of the awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
The fair value of awards that vest based on only continuous service is recognized on a straight-line basis over the requisite service period. The fair value of awards that vest based on performance or market conditions is recognized over the requisite service period using the accelerated attribution method. Stock-based compensation expense is only recognized for awards with performance conditions once the performance condition becomes probable of being achieved. The performance-based RSUs granted prior to the Closing of the Merger vested upon the Closing of the Merger. The performance-based RSUs granted after the Closing of the Merger will vest based on the actual achievement of corporate performance goals and individual performance. The RSUs with market conditions will vest only if the Company achieves certain market capitalization targets.
Comprehensive Loss
Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to net unrealized gains or losses on investments in available-for sale securities and foreign currency translation adjustments that are recorded as an element of stockholders’ equity and are excluded from the determination of net loss.
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

Advertising
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising costs were $35.3 million for the year ended December 31, 2023. These costs were not material for the years ended December 31, 2022 and 2021, respectively.
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
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common share equivalents to the extent they are dilutive. Potentially dilutive shares of Private Placement Warrants under treasury stock method are included in the computation of diluted net loss per share when their effect is dilutive. For purposes of this calculation, Private Placement Warrants, stock options outstanding, RSUs outstanding, potential shares issued under ESPP and if-converted common shares from convertible note are considered to be common stock equivalents.
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
Government Grants
The Company recognizes government grants once there is reasonable assurance to receive the grants and meet all the conditions specified in the grants. Grants related to income are recorded as deductions to the related expenses for which the grants are intended to compensate. Grants related to fixed assets are recorded as a deduction in calculating the carrying amount of the related assets and are recognized in profit or loss over the life of a depreciable asset through reduced depreciation expense. Grants received in advance of the acquisition or construction of assets are recorded initially in deferred liability and then as a deduction in calculating the carrying amount of the related fixed assets upon acquisition or construction of the assets.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental segment information disclosure on an annual and interim basis. This amendment includes disclosure of significant segment expenses which are regularly provided to the CODM and included within each reported measure of segment profit or loss; other segment items by reportable segment and a description of its composition; reportable segment’s profit or loss and assets; additional measures of segment profit or loss if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, and the title and position of the entity’s CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance and determining resource allocation. The Company with a single reportable segment is required to provide all the disclosures from this amendment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and should be applied retrospectively. The Company is evaluating the impact of this amendment to the related financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental annual income tax disclosures. This amendment includes disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold; income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions that meet a quantitative threshold; income (or loss) from continuing operations before income tax expenses (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively (with retrospective application permitted). The Company is evaluating the impact of this amendment to the related financial statement disclosures.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.
NOTE 3 - RESTRUCTURING
On March 28, 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company substantially completed the Restructuring Plan in 2023.
During the year ended December 31, 2023, the Company recorded charges of $24.5 million related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense. These charges were recorded within restructuring charges in the consolidated statements of operations and comprehensive loss.
A summary of restructuring liabilities associated with the Restructuring Plan was as follows (in thousands):

Year Ended
December 31, 2023
Restructuring liabilities - beginning of period	$—
Restructuring charges excluding non-cash items(1)	25,989
Cash payments	(25,935)
Restructuring liabilities - end of period	$54
(1) Excluded non-cash items of $1.4 million for the year ended December 31, 2023, which was net of accelerated stock-based compensation expense of $3.4 million and a reversal of $4.8 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of December 31, 2023, restructuring liabilities associated with the Restructuring Plan included in accrued compensation in the consolidated balance sheet was immaterial.
NOTE 4 – REVERSE RECAPITALIZATION
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
•Churchill and the Churchill Sponsor entered into a letter agreement (the “Sponsor Agreement”), pursuant to which the Churchill Sponsor agreed that 17,250,000 shares of Churchill’s issued and outstanding common stock beneficially held by the Churchill Sponsor (the “Sponsor Earnback Shares”) and 14,783,333 Private Placement Warrants beneficially held by the Churchill Sponsor (the “Sponsor Earnback Warrants”) to purchase shares of the Churchill’s common stock shall become subject to transfer restrictions and contingent forfeiture provisions upon the Closing of the Merger until Lucid’s stock price exceeded certain predetermined levels in the post-Merger period. Any such shares and warrants not released from these transfer restrictions during the earnback period, which expires on the fifth anniversary of the Closing, will be forfeited back to Lucid for no consideration. See Note 13 “Earnback Shares and Warrants” for more information; and
•Churchill redeemed 21,644 public shares of Churchill’s Class A common stock at approximately $10.00 per share for an aggregate payment of $0.2 million.
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
NOTE 5 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of December 31, 2023 and 2022 was as follows (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$210,283	$464,731
Work in progress	53,227	34,311
Finished goods	432,726	335,359
Total Inventory	$696,236	$834,401
Inventory as of December 31, 2023 and 2022 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and internally used vehicles which the Company intends to sell. During the years ended December 31, 2023, 2022, and 2021, the Company recorded write-downs of $926.9 million, $569.5 million, and $48.9 million, respectively, to reduce its inventories to its net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments.
Property, plant and equipment, net
Property, plant and equipment, net as of December 31, 2023 and 2022 was as follows (in thousands):

	December 31, 2023	December 31, 2022
Land and land improvements	$69,718	$64,677
Building and improvements(1)	576,097	197,406
Machinery, tooling and vehicles(2)	1,045,485	743,006
Computer equipment and software	74,336	48,899
Leasehold improvements	221,619	182,904
Furniture and fixtures	45,315	27,803
Finance leases	94,285	97,992
Construction in progress	1,185,413	1,077,179
Total Property, plant and equipment	3,312,268	2,439,866
Less accumulated depreciation and amortization	(501,401)	(273,090)
Property, plant and equipment, net	$2,810,867	$2,166,776

(1) As of December 31, 2023, $120.2 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance. See Note 20 “Related Party Transactions” for more information.
(2) Included $32.5 million of service loaner vehicles as of December 31, 2023.
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

	December 31, 2023	December 31, 2022
Machinery and tooling	$728,751	$515,662
Construction of AMP-1 and AMP-2(1)	430,878	526,720
Leasehold improvements	25,784	34,797
Total construction in progress	$1,185,413	$1,077,179
(1) As of December 31, 2023 and 2022, $12.1 million and $33.3 million, of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance, respectively. See Note 2 “Summary of Significant Accounting Policies” and Note 20 “Related Party Transactions” for more information.
Depreciation and amortization expense was $233.5 million, $186.6 million and $62.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The amount of interest capitalized on construction in progress related to significant capital asset construction was $12.4 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively. No interest was capitalized for the year ended December 31, 2021.
Other current liabilities
Other current liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Engineering, design, and testing accrual	$42,176	$28,686
Construction in progress	156,414	167,462
Accrued purchases(1)	44,957	157,162
Retail leasehold improvements accrual	6,005	9,099
Third-party services accrual	41,478	34,951
Tooling liability	49,925	21,714
Short-term borrowings	72,533	9,595
Operating lease liabilities, current portion	28,431	11,269
Reserve for loss on firm inventory purchase commitments	143,566	22,640
Accrued warranty	22,677	10,464
Other current liabilities	190,828	161,525
Total other current liabilities	$798,990	$634,567
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
Other long-term liabilities
Other long-term liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease liabilities, net of current portion	$244,122	$243,843
Other long-term liabilities(1)(2)	280,217	134,369
Total other long-term liabilities	$524,339	$378,212
(1) As of December 31, 2023 and 2022, $62.5 million and $64.0 million, of capital expenditure support received from MISA was recorded as deferred liability within other long-term liabilities in the consolidated balance sheets, respectively. See Note 2 “Summary of Significant Accounting Policies” and Note 20 “Related Party Transactions” for more information.

(2) As of December 31, 2023, $107.8 million of deferred revenue was recorded within other long-term liabilities in the consolidated balance sheet, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 20 “Related Party Transactions” for more information.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Accrued warranty - beginning of period	$22,949	$1,282
Warranty costs incurred	(50,923)	(11,557)
Provision for warranty(1)	74,050	33,224
Accrued warranty - end of period(2)	$46,076	$22,949

(1) Provision for warranty for the years ended December 31, 2023 and 2022 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties.
(2) Accrued warranty balance of $22.7 million and $10.4 million, respectively, was recorded within other current liabilities, and $23.4 million and $12.5 million, respectively, was recorded within other long-term liabilities, in the consolidated balance sheets as of December 31, 2023 and 2022.
NOTE 6 - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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
Cash, cash equivalents and investments are reported at their respective fair values on the Company’s consolidated balance sheets. The Company’s short-term and long-term investments are classified as available-for-sale securities.

The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$516,673	$—	$—	$516,673	$516,673	$—	$—
Level 1:
Money market funds	698,702	—	—	698,702	698,702	—	—
U.S. Treasury securities	2,033,711	2,480	(2,073)	2,034,118	104,572	1,638,537	291,009
Subtotal	2,732,413	2,480	(2,073)	2,732,820	803,274	1,638,537	291,009
Level 2:
Certificates of deposit	105,993	97	(22)	106,068	—	106,068	—
Time deposits	50,000	—	—	50,000	50,000	—	—
Commercial paper	299,248	191	(8)	299,431	—	299,431	—
Corporate debt securities	615,350	1,101	(669)	615,782	—	445,762	170,020
Subtotal	1,070,591	1,389	(699)	1,071,281	50,000	851,261	170,020
Total	$4,319,677	$3,869	$(2,772)	$4,320,774	$1,369,947	$2,489,798	$461,029

	December 31, 2022
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$321,667	$—	$—	$321,667	$321,667	$—	$—
Level 1:
Money market funds	1,377,540	—	—	1,377,540	1,377,540	—	—
U.S. Treasury securities	1,861,449	151	(9,431)	1,852,169	—	1,570,591	281,578
Subtotal	3,238,989	151	(9,431)	3,229,709	1,377,540	1,570,591	281,578
Level 2:
U.S. government agency securities	43,477	46	(18)	43,505	—	43,505	—
Certificates of deposit	174,037	67	(132)	173,972	—	173,972	—
Commercial paper	238,224	63	(122)	238,165	19,761	218,404	—
Corporate debt securities	438,148	208	(2,404)	435,952	16,797	170,759	248,396
Subtotal	893,886	384	(2,676)	891,594	36,558	606,640	248,396
Total	$4,454,542	$535	$(12,107)	$4,442,970	$1,735,765	$2,177,231	$529,974

During the years ended December 31, 2023 and 2022, there were immaterial realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $11.1 million and $7.5 million as of December 31, 2023 and 2022, respectively, and was recorded in other current assets on its consolidated balance sheets. As of December 31, 2023 and 2022, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	December 31, 2023
	Amortized cost	Estimated Fair Value
Within one year	$2,491,627	$2,489,798
After one year through three years	458,117	461,029
Total	$2,949,744	$2,950,827
On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. Such equity securities were remeasured to a fair value of $81.5 million as of December 31, 2023 and were recorded in other noncurrent assets in the consolidated balance sheet. During the year ended December 31, 2023, the Company recognized $6.0 million of unrealized gain in change in fair value of equity securities in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2023, the Company also recognized $2.3 million of unrealized foreign currency gain related to these equity securities in other income (expense), net in the consolidated statement of operations and comprehensive loss. See Note 20 “Related Party Transactions” for more information.
Level 3 liabilities consist of common stock warrant liability of which the fair value was measured upon issuance and is remeasured at each reporting date. Level 3 liabilities also consist of residual value guarantee liabilities, of which the fair value measurement is nonrecurring and measured upon delivery of vehicles. The valuation methodology and underlying assumptions are discussed further in Note 2 “Summary of Significant Accounting Policies” and Note 10 “Common Stock Warrant Liability”. Significant increases (decreases) in the unobservable inputs used in determining the fair value would result in a significantly higher (lower) fair value measurement. The following table presents a reconciliation of the common stock warrant liability measured and recorded at fair value on a recurring basis (in thousands):

	Year Ended December 31,
	2023	2022
Fair value-beginning of period	$140,590	$1,394,808
Change in fair value	(86,926)	(1,254,218)
Fair value-end of period	$53,664	$140,590
NOTE 7 – DEBT
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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2026 Notes as of December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	(15.5)	(20.7)
Net Carrying Amount	$1,997.0	$1,991.8

Fair Value (Level 2)	$1,061.6	$1,041.5
The effective interest rate for the convertible note is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Contractual interest	$25.2	$25.2	$1.2
Amortization of debt discounts and debt issuance costs	5.2	5.0	0.2
Interest expense	$30.4	$30.2	$1.4
The 2026 Notes were not eligible for conversion as of December 31, 2023 and 2022. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of December 31, 2023 and 2022, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.
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
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.7 million) to SAR 1.77 billion (approximately $472.0 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.

The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of December 31, 2023 and 2022, no amount was outstanding under the SIDF Loan Agreement.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into the GIB Facility Agreement with GIB, maturing on February 28, 2025. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million). SAR 650 million (approximately $173.0 million) under the GIB Facility Agreement was available as the Bridge Facility for the financing of Lucid LLC’s capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.1 million) was available as the Working Capital Facility and might be used for general corporate purposes. Loans under the Bridge Facility and the Working Capital Facility had a maturity of no more than 12 months. The Bridge Facility incurred interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility incurred interest at a rate of 1.70% per annum over 1~3-month SAIBOR and associated fees.
On March 12, 2023, Lucid LLC entered into the Amended GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1 billion (approximately $266.7 million) GIB Credit Facility which may be used for general corporate purposes. Loans under the Amended GIB Credit Facility Agreement have a maturity of no more than 12 months and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees.
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
As of December 31, 2023, the Company had outstanding borrowings of SAR 272 million (approximately $72.5 million) with weighted average interest rate of 7.49%. As of December 31, 2023, availability under the GIB Credit Facility was SAR 727 million (approximately $193.9 million), after giving effect to the outstanding letters of credit. As of December 31, 2022, the Company had outstanding borrowings of SAR 36 million (approximately $9.6 million) with interest rate of 6.40% from the Working Capital Facility. As of December 31, 2022, available borrowings were SAR 650 million (approximately $173.0 million) and SAR 314 million (approximately $83.5 million) under the Bridge Facility and Working Capital Facility, respectively. The outstanding borrowings were recorded within other current liabilities in the consolidated balance sheets. The Company recorded interest expenses of SAR 8 million (approximately $2.2 million) for the year ended December 31, 2023. The interest expense recorded for the year ended December 31, 2022 was immaterial. As of December 31, 2023 and 2022, the Company was in compliance with applicable covenants under the Amended GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of December 31, 2023 and 2022, the Company was in compliance with applicable covenants under the ABL Credit Facility.

As of December 31, 2023 and 2022, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $45.4 million and $37.4 million as of December 31, 2023 and 2022, respectively. Availability under the ABL Credit Facility was $413.4 million (including $144.0 million cash and cash equivalents) and $441.4 million (including $37.3 million cash and cash equivalents) as of December 31, 2023 and 2022, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the consolidated balance sheets and amortized over the facility term using the straight-line method. The Company recorded amortization of the deferred issuance costs and commitment fee of $3.7 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively.
NOTE 8 - CONTINGENT FORWARD CONTRACTS
In September 2020, the Company and Ayar entered into a stock purchase agreement for the Company’s Series E convertible preferred stock (the “Series E Preferred Stock Purchase Agreement”). In February 2021, the Company and Ayar entered into Amendment No. 1 to the Series E Preferred Stock Purchase Agreement (“Amendment No. 1”). Under the Amendment No. 1, Ayar and the Company agreed to enter into the third closing of additional 133,818,821 Series E convertible preferred stock at $2.99 per share, aggregating to $400.0 million. Upon the signing of the Amendment No. 1, the Company received the issuance proceeds of $400.0 million from Ayar in February 2021.
Amendment No. 1 also allowed the Company to provide an opportunity to all current convertible preferred stockholders other than Ayar (“Eligible Holders”) to enter into the fourth closing to purchase up to 23,737,221 shares of Series E convertible preferred stock on a pro rata basis at $2.99 per share, aggregating to $71.0 million. In addition, the amendment allowed the Company to offer for purchase at the fourth closing at $2.99 per share, a number of Series E Preferred Stock to senior management employees, directors, consultants, advisors and/or contractors of the Company (“Additional Purchasers”) and Ayar. Refer to Note 11 “Convertible Preferred Stock”.
In April 2021, the Company issued 66,909,408 Series E convertible preferred stock from the fourth closing at $2.99 per share for cash consideration of $200.0 million. The Company received $107.1 million of the total issuance proceeds in March 2021 and the remaining $92.9 million in April 2021. See Note 11 “Convertible Preferred Stock” for more information.
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
NOTE 9 - CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY
The Company’s issued and outstanding convertible preferred stock warrants to purchase a total of 1,546,799 shares of Series D convertible preferred stock, with an exercise price of $1.94 per share were recorded at fair value using a Monte-Carlo simulation at issuance and have been subsequently remeasured to fair value each reporting period with the changes recorded in the consolidated statements of operations and comprehensive loss. In February 2021, all the outstanding convertible preferred stock warrants were settled in its entirety at an exercise price of $1.94 per share for an aggregate purchase price of $3.0 million. Upon final settlement, the Company converted the warrant into $12.9 million Series D convertible preferred stock, and recorded $7.0 million losses related to fair value remeasurements of the warrants in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.
NOTE 10 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to fair value of $140.6 million as of December 31, 2022. The Private Placement Warrants remained unexercised and were remeasured to fair value of $53.7 million as of December 31, 2023. The Company recognized gains of $86.9 million and $1,254.2 million, and a loss of $582.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, in the consolidated statements of operations and comprehensive loss.
The 44,350,000 Private Placement Warrants included the 14,783,333 Sponsor Earnback Warrants subject to the contingent forfeiture provisions. The earnback triggering events were satisfied during the year ended December 31, 2021 such that the 14,783,333 Sponsor Earnback Warrants vested and are no longer subject to the transfer restrictions and contingent forfeiture provisions. See Note 13 “Earnback Shares and Warrants” for more information.
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

The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and were as follows:

	December 31, 2023	December 31, 2022
Fair value of Private Placement Warrants per share	$1.21	$3.17

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

	December 31, 2023	December 31, 2022
Volatility	85.0%	80.0%
Expected term (in years)	2.6	3.6
Risk-free rate	4.1%	4.1%
Dividend yield	—%	—%

NOTE 11 – CONVERTIBLE PREFERRED STOCK
Convertible Preferred Stock
Upon the Closing of the Merger, the Company cancelled and converted all 1,155,909,367 shares of issued and outstanding convertible preferred stock into 1,155,909,367 shares of Lucid common stock based upon the conversion rate as calculated pursuant to Legacy Lucid’s memorandum and articles of association at the date and time that the Merger became effective. As of December 31, 2023 and 2022, there were no issued and outstanding shares of convertible preferred stock.
In 2014 through April 2021, the Company had issued Series A, Series B, Series C, and Series D and Series E convertible preferred stock (“Series A,” “Series B,” “Series C,” “Series D,” “Series E,” respectively) (collectively, the “Convertible Preferred Stock”).
Convertible Preferred Stock was carried at its issuance price, net of issuance costs.
Fifth Company Repurchase (Series B - December 2020)
On December 22, 2020, the Company repurchased 3,525,332 Series B convertible preferred stock for a total of $3.0 million. The Company recognized $1.0 million in additional paid-in capital in the consolidated balance sheet as of December 31, 2020, related to the difference in fair value of the consideration payable and the $4.0 million aggregate carrying value of the Series B shares repurchased. As of the date of extinguishment and as of December 31, 2020, the Series B convertible preferred stock subject to repurchase had been mandatorily redeemable within 45 days of the agreement and accordingly had been reclassified to other current liabilities in the consolidated balance sheet.
Series E Convertible Preferred Stock Issuance
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
NOTE 12 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time-to-time by the Board of Directors. As of December 31, 2023 and 2022, there were no issued and outstanding shares of preferred stock.

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
On November 8, 2022, the Company entered into the Equity Distribution Agreement with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which the Company could offer and sell shares of its common stock having an aggregate offering price up to $600.0 million. During the year ended December 31, 2022, the Company issued 56,203,334 shares at a weighted average price per share of $10.68 and received net proceeds of $594.3 million after deducting commissions and other issuance costs of $5.7 million. No shares remain available for sale under the Equity Distribution Agreement.

On November 8, 2022, the Company also entered into the 2022 Subscription Agreement, pursuant to which Ayar agreed to purchase from the Company, up to $915.0 million of shares of its common stock in one or more private placements through March 31, 2023. During the year ended December 31, 2022, the Company issued 85,712,679 shares to Ayar pursuant to the 2022 Subscription Agreement at a weighted average price per share of $10.68, and received aggregate proceeds of $915.0 million.

On May 31, 2023, the Company entered into the Underwriting Agreement with the Underwriter, under which the Underwriter agreed to purchase 173,544,948 shares of the Company’s common stock at a price per share of $6.83, for aggregate net proceeds to the Company of $1.2 billion. In June 2023, the Company issued the shares to the Underwriter pursuant to the Underwriting Agreement and received aggregate net proceeds of $1.2 billion after deducting issuance costs of $1.1 million.

On May 31, 2023, the Company entered into the 2023 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 265,693,703 shares of the Company’s common stock at a price per share of $6.83 in a private placement for aggregate net proceeds to the Company of $1.8 billion. In June 2023, the Company issued the shares to Ayar pursuant to the 2023 Subscription Agreement and received aggregate net proceeds of $1.8 billion after deducting issuance costs of $2.0 million.

Issuance costs incurred were recorded as a reduction of the gross proceeds received from the equity offerings within additional paid-in capital in the consolidated balance sheets.

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
Treasury Stock

During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the years ended December 31, 2023 and 2022.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of December 31, 2023 was as follows:

December 31, 2023
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	32,911,135
Restricted stock units outstanding	64,005,564
Shares available for future grants under equity plans	18,326,354
If-converted common shares from convertible note	36,737,785
Total shares of common stock reserved	196,330,838
NOTE 13 – EARNBACK SHARES AND WARRANTS
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
NOTE 14 – STOCK-BASED AWARDS
Legacy Lucid 2021 Stock Incentive Plan
In January 2021, the Company’s Board of Directors adopted and the stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the Company’s 2014 Plan, adopted by the Board of Directors in May 2014 (the “2014 Plan”). The 10,526,235 shares reserved for future issuance under the 2014 Plan were removed and added to the share reserve under the 2021 Plan. The 2021 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted shares, RSU, share appreciation rights, performance-based awards and cash-based awards to the Company’s employees, directors, and consultants.
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

The Company had 18,326,354 shares of common stock available for issuance under the 2021 Incentive Plan, including the ESPP, as of December 31, 2023.
Stock Options
The Company’s outstanding stock options generally expire between 7 years to 10 years from the date of grant and are exercisable when the options vest. Incentive stock options and non-statutory options generally vest over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity for the year ended December 31, 2023 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2022	39,011,116	$1.19	6.5	$224,721
Options granted	4,829,886	7.61
Options exercised	(9,003,642)	1.15
Options canceled	(1,926,225)	3.83
Balance as of December 31, 2023	32,911,135	$1.99	5.5	$91,785
Options vested and exercisable as of December 31, 2023	26,806,933	$1.17	5.2	$86,227
The weighted-average grant-date fair value for options granted for the year ended December 31, 2023 is $3.61. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of common shares. The aggregate intrinsic value of options exercised was $50.1 million, $475.5 million and $206.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The total fair value of stock options granted during the years ended December 31, 2023 and 2021 was $17.4 million and $24.0 million, respectively, which is recognized over the respective vesting periods. No stock options were granted during the year ended December 31, 2022. The total fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021, was $5.4 million, $5.5 million and $6.2 million, respectively.
The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the weighted-average assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2023 and 2021 was as follows:

	December 31, 2023	December 31, 2021
Volatility	83.9%	48.4%
Expected term (in years)	5.0	6.6
Risk-free interest rate	4.1%	1.5%
Expected dividends	—%	—%
As of December 31, 2023, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $15.1 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock Units (“RSUs”)
A summary of RSUs activity for the year ended December 31, 2023 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2022	38,570,298	2,090,140	40,660,438	$19.38
Granted	44,809,648	7,896,791	52,706,439	6.66
Vested	(19,620,735)	—	(19,620,735)	15.62
Cancelled/Forfeited	(9,059,472)	(681,106)	(9,740,578)	13.89
Balance as of December 31, 2023	54,699,739	9,305,825	64,005,564	$10.90

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

As of December 31, 2023, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $444.3 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of time-based RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $121.1 million, $190.9 million, and $50.5 million, respectively.
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

Weighted average volatility	60.0%
Expected term (in years)	5.0
Risk-free interest rate	0.9%
Expected dividends	—%
The Company recognizes compensation expense using a graded vesting attribution method over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. The Company recorded stock-based compensation expense of $85.4 million during the year ended December 31, 2022. The unamortized expense of $8.2 million as of December 31, 2022 for the fifth tranche, representing 2,090,140 RSUs, was fully recognized during the year ended December 31, 2023. There were no performance-based RSUs vested for the years ended December 31, 2023 and 2021. The total fair value of performance-based RSUs vested during the year ended December 31, 2022 was $315.3 million. For the years ended December 31, 2023 and 2022, the Company withheld 1.9 million and 9.4 million shares, respectively, of common stock by net settlement to meet the related tax withholding requirements related to the CEO time-based and performance-based RSUs, and nil for the year ended December 31, 2021.
During the year ended December 31, 2023, the Company granted performance-based RSUs to certain employees. Performance-based RSUs granted to certain employees are subject to (i) annual corporate performance conditions and individual performance and (ii) a service condition which will be met generally over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the year ended December 31, 2023, the Company recorded stock-based compensation expenses of $7.9 million related to these performance-based RSUs. As of December 31, 2023, the unamortized expense for the performance-based RSUs was $13.5 million, which will be recognized over a weighted-average period of 1.3 years contingent upon realization of the corporate performance conditions and individual performance.
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

If the market value of our common stock on the purchase date is lower than the market value at the beginning of the offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering resulting in a reset of the offering price and a modification charge to be recognized over the new offering period. During the years ended December 31, 2023 and 2022, there were two ESPP resets that resulted in modification charges of $23.2 million and $19.9 million, respectively, which are being recognized until the new offering period ending in November 2025.
The Company issued 4,748,875 and 2,106,158 shares at a weighted-average price of $5.02 and $11.66 for the years ended December 31, 2023 and 2022, respectively. No shares were issued during the year ended December 31, 2021. As of December 31, 2023, unrecognized stock-based compensation cost related to the ESPP was $37.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021, was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$3,590	$41,753	$8,737
Research and development	137,703	151,549	137,303
Selling, general and administrative	117,433	230,198	370,717
Restructuring charges	(1,443)	—	—
Total	$257,283	$423,500	$516,757
For the year ended December 31, 2023, stock-based compensation expense capitalized as part of the cost of inventory was $43.3 million. Total stock-based compensation expense for the year ended December 31, 2021 included $383.2 million stock-based compensation expense related to the RSUs and $123.6 million stock-based compensation expense related to the Series E convertible preferred stock issuance in March 2021 and April 2021. Refer to Note 8 “Contingent Forward Contracts” and Note 11 “Convertible Preferred Stock” for more information.
NOTE 15 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide. The Company has determined if an arrangement is a lease, or contains a lease, including embedded leases, at inception and records the leases in the Company’s financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our assessed lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Certain operating leases provide for annual increases to lease payments based on an index or rate. The Company estimates the annual increase in lease payments based on the index or rate at the lease commencement date. Differences between the estimated lease payment and actual payment are expensed as incurred. Lease expense for finance lease payments is recognized as amortization expense of the finance lease ROU asset and interest expense on the finance lease liability over the lease term.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of December 31, 2023 and 2022, assets associated with the finance lease were $79.3 million. As of December 31, 2023 and 2022, liabilities associated with the finance lease were $80.6 million and $81.1 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other long-term liabilities in the consolidated balance sheets as of December 31, 2023 and 2022.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s consolidated balance sheets (in thousands):

	December 31, 2023	December 31, 2022
Operating leases:
Right-of-use assets	$221,508	$215,160

Other current liabilities	$28,431	$11,269
Other long-term liabilities	244,122	243,843
Total operating lease liabilities	$272,553	$255,112

Finance leases:
Property, plant and equipment, net	$85,055	$90,386
Total finance lease assets	$85,055	$90,386

Finance lease liabilities, current portion	$8,202	$10,586
Finance lease liabilities, net of current portion	77,653	81,336
Total finance lease liabilities	$85,855	$91,922
The components of lease expense were as follows within the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense:
Operating lease expense (1)	$55,307	$44,617	$31,097
Variable lease expense	1,770	1,712	2,406

Finance lease expense:
Amortization of leased assets	$5,252	$4,812	$3,020
Interest on lease liabilities	4,867	2,453	460
Total finance lease expense	$10,119	$7,265	$3,480
Total lease expense	$67,196	$53,594	$36,983
(1) Excluded short-term leases, which were not material.
Other information related to leases where the Company is the lessee was as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	6.8	7.6
Finance leases	2.6	3.5

Weighted-average discount rate:
Operating leases	11.01%	10.52%
Finance leases	5.59%	5.57%

Supplemental cash flow information related to leases where the Company is the lessee was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,965	$15,482	$10,019
Operating cash flows from finance leases (interest payments)	5,430	509	460
Financing cash flows from finance leases	5,425	4,977	3,088
Leased assets obtained in exchange for new operating lease liabilities	32,558	73,502	84,078
Leased assets obtained in exchange for new finance lease liabilities	—	84,392	9,693

As of December 31, 2023, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$56,847	$8,340
2025	62,261	6,619
2026	59,146	82,488
2027	51,331	117
2028	47,464	37
Thereafter	120,441	—
Total minimum lease payments	397,490	97,601
Less: Interest	(124,937)	(11,746)
Present value of lease obligations	272,553	85,855
Less: Current portion	(28,431)	(8,202)
Long-term portion of lease obligations	$244,122	$77,653
As of December 31, 2023, the Company entered into additional leases for facilities and equipment that have not yet commenced with undiscounted future lease payments of $11.5 million. The leases are expected to commence over the next twelve months.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2023 and 2022, the Company had $270.2 million and $593.9 million, respectively, in commitments related to AMP-1 and AMP-2 plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of December 31, 2023 and 2022.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. The estimated future payments having a remaining term in excess of one year as of December 31, 2023 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment(1)
2024	$344,793
2025	462,918
2026	706,427
2027	703,205
2028	692,764
Thereafter	2,016,409
Total	$4,926,516
(1) Included minimum purchase commitment of approximately $4.9 billion of battery cells from Panasonic Energy Co., Ltd. and certain of its affiliates.

Legal Matters
From time-to-time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.
Beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint seeks certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The District Court granted defendants’ motion to dismiss on January 11, 2023, with plaintiffs being provided the ability to seek leave to amend. On June 29, 2023, the District Court denied plaintiff’s motion for leave to amend, dismissed the lawsuit and terminated the case. On July 28, 2023, plaintiffs appealed the District Court’s decisions to the Ninth Circuit Court of Appeals. Currently, the parties are litigating the case on appeal.
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
On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The consolidated complaint names as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021 and August 3, 2022. The consolidated complaint seeks certification of the action as a class action, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. Defendants filed a Motion to Dismiss on February 23, 2023, which is pending before the court. Defendants believe that the plaintiffs’ claims are without merit and intends to defend themselves vigorously, but they cannot ensure that their efforts to dismiss the consolidated complaint will be successful or that they will avoid liability in this matter.
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

Moreover, on March 25, 2021, the Illinois Automobile Dealers Association, Chicago Automobile Trade Association, Peoria Metro New Car Dealers Association, Illinois Motorcycle Dealers Association, and 241 individual motor vehicle dealers filed an action against the Office of the Illinois Secretary of State (“SOS”), Jesse White, in his official capacity as the Illinois Secretary of State; Lucid USA, Inc. (“Lucid USA”); and other defendants, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 2021CH01438. The suit generally alleges that Illinois law does not permit manufacturers to obtain licenses as motor vehicle dealers. Plaintiffs seek to prevent Lucid from engaging in the sale of motor vehicles directly to consumers. The SOS granted Lucid USA a dealer’s license on June 3, 2021. In December 2022, the Court granted Defendants’ Motion to Dismiss. Plaintiffs subsequently appealed to the Illinois First District Appellate Court and the parties are currently litigating the case on appeal.
Furthermore, while we have registered and applied for trademarks in an effort to protect our brand and goodwill with customers, competitors or other third parties are, have in the past, and may in the future, oppose our trademark applications or otherwise challenge our use of the trademarks and other brand names in which we have invested. Such oppositions and challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. In addition, we may lose our trademark or are unable to submit specimens of use by the applicable deadline to perfect such trademark rights. For instance, we are evaluating and responding to a claim in a United States Patent and Trademark Office administrative hearing opposing and requesting cancellation of our trademark application and registration for the use of “Gravity”.
At this time, the Company does not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, including the matters referenced above, to be material to the Company’s business or likely to result in a material adverse effect on its future operating results, financial condition or cash flows should such proceedings be resolved unfavorably.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $56.3 million and $52.5 million as of December 31, 2023 and 2022, respectively, for which no liabilities are recorded in the consolidated balance sheets.
NOTE 17 - INCOME TAXES
The components of loss before provision for income taxes for the years ended December 31, 2023, 2022 and 2021, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Loss subject to domestic income taxes	$(2,825,820)	$(1,306,245)	$(2,580,324)
Loss subject to foreign income taxes	(1,574)	2,164	612
	$(2,827,394)	$(1,304,081)	$(2,579,712)

The Company recorded provision for income taxes in connection with its domestic, state, and foreign subsidiaries for the years ended December 31, 2023, 2022 and 2021, respectively, as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$18
State	24	14	4
Foreign	1,002	365	27
Total current tax expense	$1,026	$379	$49
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense	$—	$—	$—
Total provision for income taxes	$1,026	$379	$49
The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(1.5)	(0.6)	(2.9)
Change in fair value of warrant liability	0.6	20.2	(8.5)
Tax-exempt interest	—	0.4	—
Nondeductible expenses	(1.5)	0.4	(0.3)
Tax credits	0.7	1.4	0.7
Change in valuation allowance	(19.3)	(42.8)	(10.0)
Provision for income taxes	—%	—%	—%

The amount of provision for income taxes differs from the expected benefit due to the impact of the U.S. valuation allowance, as well as income taxes associated with foreign operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2023 and 2022, were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$1,240,197	$974,097
Tax credit carryforwards	139,672	104,678
Stock-based compensation expense	12,322	26,438
Capitalization of research and development costs	333,958	174,564
Accruals and reserves	215,087	100,622
Lease liability	88,407	84,635
Inventory	271,784	—
Other	21,815	19,037
Total deferred tax assets	2,323,242	1,484,071
Valuation allowance	(2,137,851)	(1,374,265)
Total deferred tax assets, net of valuation allowance	185,391	109,806
Deferred tax liabilities:
Depreciation	(49,754)	(39,618)
Right-of-use assets	(74,565)	(70,188)
Tax accounting method change	(61,072)	—
Total deferred tax liabilities	(185,391)	(109,806)
Deferred tax assets (liabilities), net of valuation allowance	$—	$—
The Company does not anticipate foreign earnings would be subject to U.S. taxation upon repatriation. However, distributions of unremitted foreign earnings may be subject to foreign withholding taxes. Accordingly, provisions have not been made on the Company’s basis differences in investments that primarily result from earnings in foreign subsidiaries which are indefinitely reinvested. If recorded, the deferred tax liability associated with indefinitely reinvested basis differences would be immaterial to the financial statements.
A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, as of December 31, 2023 and 2022, the Company provided a full valuation allowance against its U.S. and state deferred tax assets. The valuation allowance for deferred tax assets was $2,137.9 million and $1,374.3 million, as of December 31, 2023 and 2022, respectively. The valuation allowance on our net deferred taxes increased by $763.6 million and $701.4 million during the years ended December 31, 2023 and 2022, respectively.
The Company had federal, state, and foreign net operating loss carryforwards of $4,471.1 million, $3,980.4 million, and $1.7 million, respectively, as of December 31, 2023, which will begin to expire at various dates beginning in 2024. The Company also had federal and state tax research and development tax credit carryforwards of $158.2 million and $121.2 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in 2036, if not utilized. The state research and development tax credit carryforwards do not expire.
The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and certain credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and certain credits may be limited as prescribed under.

Internal Revenue Code Section 382, which provide for limitations on net operating losses carryforwards and certain built in losses following ownership changes, and Section 383, which provides for special limitations on certain excess credits, etc. (collectively, “IRC Section 382”). Utilization of the carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions, resulting in a reduction in the gross deferral tax assets before considering the valuation allowance. The Company has completed a formal Section 382 study of our equity transactions through December 31, 2020. The study determined that the Company experienced an “ownership change” in 2016, and the Company will not be able to utilize $12.0 million of our U.S. federal net operating loss and $3.0 million of U.S. federal research and development tax credit carryforwards.

Uncertain Tax Positions
The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Unrecognized benefit—beginning of period	$105,234	$72,330	$42,894
Gross increases—prior-period tax positions	539	—	—
Gross decreases—prior-period tax positions	(581)	—	—
Gross increases—current-period tax positions	35,575	32,916	31,336
Gross decrease—current-period tax positions	—	—	—
Statute lapse	—	(12)	(1,900)
Unrecognized benefit—end of period	$140,767	$105,234	$72,330
As of December 31, 2023, 2022 and 2021, the total amount of unrecognized tax benefits was $140.8 million, $105.2 million, and $72.3 million, respectively, of which $1.1 million, $0.6 million and $0.5 million, if recognized for respective periods, would favorably impact the Company's effective tax rate. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits within the next 12 months.

Related to the unrecognized tax benefits above, the interest expense and penalty expense recognized as part of provision for income taxes in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021 were not material. As of December 31, 2023 and 2022, the Company recorded immaterial liability for interest expense and penalties, which was included within other long-term liabilities in the consolidated balance sheets.
The Company files U.S., state, and foreign income tax returns with varying statutes of limitations. The federal, state, and foreign returns statutes of limitations remains open for all years. There are currently no income tax audits underway by U.S., state, or foreign tax authorities.
NOTE 18 - NET LOSS PER SHARE
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

Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(2,828,420)	$(1,304,460)	$(2,579,761)
Deemed dividend related to the issuance of Series E convertible preferred stock	—	—	(2,167,332)
Net loss attributable to common stockholders, basic	(2,828,420)	(1,304,460)	(4,747,093)
Change in fair value of dilutive warrants	—	(1,254,218)	—
Net loss attributable to common stockholders, diluted	$(2,828,420)	$(2,558,678)	$(4,747,093)

Weighted-average shares outstanding, basic	2,081,772,622	1,678,346,079	740,393,759
Private Placement Warrants using the treasury stock method	—	14,912,529	—
Weighted-average shares outstanding, diluted	2,081,772,622	1,693,258,608	740,393,759

Net loss per share:
Basic	$(1.36)	$(0.78)	$(6.41)
Diluted	$(1.36)	$(1.51)	$(6.41)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	December 31,
Excluded Securities	2023	2022	2021
Private Placement Warrants to purchase common stock	44,350,000	—	44,350,000
Options outstanding to purchase common stock	32,911,135	39,011,116	64,119,902
RSUs outstanding	57,124,659	38,570,298	32,210,200
Employee stock purchase plan	14,111,934	11,826,419	—
If-converted common shares from convertible note	36,737,785	36,737,785	36,737,785
Total	185,235,513	126,145,618	177,417,887
The 6,880,905, 2,090,140, and 16,024,411 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market or corporate and individual performance conditions have not been satisfied as of December 31, 2023, 2022 and 2021, respectively.
NOTE 19 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contribution to the 401(k) Plan for the years ended December 31, 2023, 2022 and 2021.
NOTE 20 - RELATED PARTY TRANSACTIONS
Public Investment Fund Internship Agreement
In July 2021, the Company entered into an agreement with PIF, which is an affiliate of Ayar, to implement a recruitment and talent development program pursuant to which the Company agreed to evaluate, employ and train participants nominated by PIF during six-month internships, and PIF agreed to reimburse us for expenses related to participant wages, visa fees, medical insurance, airfare and housing incurred by us. The program ended during the year ended December 31, 2022. The expenses incurred under the agreement were nil, $1.0 million, and nil for the years ended December 31, 2023, 2022 and 2021, respectively. The amount due from PIF was nil and $1.0 million as of December 31, 2023 and 2022, respectively.
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in Year 2047. The right-of-use asset related to this lease was $4.5 million and $4.8 million as of December 31, 2023 and 2022, respectively. The lease liability was $5.7 million and $5.4 million as of December 31, 2023 and 2022, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other current liabilities in the consolidated balance sheets, respectively. The lease expense recorded for the years ended December 31, 2023 and 2022 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in Year 2029. The right-of-use asset and lease liability related to this lease were $2.3 million as of December 31, 2023. The right-of-use asset and lease liability were recorded in right-of-use assets and other current liabilities in the consolidated balance sheet, respectively. The lease expense recorded for the year ended December 31, 2023 was immaterial.
SIDF Loan Agreement
In February 2022, Lucid LLC entered into the SIDF Loan Agreement with the SIDF, a related party of PIF, which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide the SIDF Loans to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. See Note 7 “Debt” for more information.

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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. During the year ended December 31, 2022, the Company received support of SAR 366 million (approximately $97.3 million) in cash, of which $64.0 million was recorded as deferred liability within other long-term liabilities and $33.3 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2022. Subsequently, the Company recorded $64.0 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. There were no unfulfilled conditions and contingencies attached to the payments received. In 2023 and 2022, payment receipts were classified as investing cash inflows in the consolidated statements of cash flows.
GIB Facility Agreement
In April 2022, Lucid LLC entered into the GIB Facility Agreement with GIB. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million).
On March 12, 2023, Lucid LLC entered into an amendment of the GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1 billion (approximately $266.7 million) GIB Credit Facility which may be used for general corporate purposes. See Note 7 “Debt” for more information.
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred under these agreements were SAR 444.6 million (approximately $118.6 million) and SAR 109.5 million (approximately $29.1 million) as of December 31, 2023 and 2022, respectively. Amounts due to Al Bawani under these agreements were SAR 74.0 million (approximately $19.7 million) and SAR 42.1 million (approximately $11.2 million) as of December 31, 2023 and 2022, respectively, and were recorded within other current liabilities in the consolidated balance sheets.
Subscription Agreements
On November 8, 2022, the Company entered into a subscription agreement (the “2022 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company, up to $915.0 million shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company issued 85,712,679 shares at a weighted average price per share of $10.68, and received aggregate proceeds of $915.0 million.

On May 31, 2023, the Company entered into the 2023 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 265,693,703 shares of the Company’s common stock at a price per share of $6.83 in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company issued the shares to Ayar pursuant to the 2023 Subscription Agreement and received aggregate net proceeds of $1.8 billion after deducting issuance costs of $2.0 million. See Note 12 “Stockholders’ Equity” for more information.
Common stock acquired by Ayar under the 2022 Subscription Agreement and 2023 Subscription Agreement is subject to the Investor Rights Agreement dated February 22, 2021 (as amended from time-to-time, the “Investor Rights Agreement”), which governs the registration for resale of such common stock.

Human Resources Development Fund (“HRDF”) Joint Cooperation Agreement
In March 2023, Lucid LLC entered into a joint cooperation agreement with HRDF, a related party of PIF, which is an affiliate of Ayar. Pursuant to the agreement, Lucid LLC will train and develop local personnel in Saudi Arabia, and HRDF agreed to reimburse the Company training related costs in an aggregate of SAR 29.3 million (approximately $7.8 million) during a one-year program.
During the year ended December 31, 2023, the Company received a payment of SAR 8.8 million (approximately $2.3 million) in cash. The Company recorded $1.8 million as deferred liability within other current liabilities in the consolidated balance sheet as of December 31, 2023. The deduction recorded to operating expenses in the consolidated statement of operations and comprehensive loss was immaterial, for the year ended December 31, 2023.
EV Purchase Agreement
In August 2023, Lucid LLC entered into the EV Purchase Agreement with the Government of Saudi Arabia, a related party of PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance. The EV Purchase Agreement supersedes the letter of undertaking that Lucid LLC entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that Lucid LLC fails to deliver within six months from the date of the applicable purchase order. The Purchaser also has absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. The Company recognized net vehicle sales amount of $43.7 million during the year ended December 31, 2023. Accounts receivable balance of $35.5 million from the Purchaser was recorded within accounts receivable, net in the consolidated balance sheet as of December 31, 2023.
Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance) and the first cash installment of $33 million. These shares were initially measured at a fair value of $73.2 million and subsequently remeasured to fair value of $81.5 million as of December 31, 2023. The Company will receive the remaining cash payments of $99 million phased over a period of three years. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $1.6 million during the year ended December 31, 2023. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of December 31, 2023, the Company recorded $107.8 million as deferred revenue within other long-term liabilities, in the consolidated balance sheets. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this Annual Report are listed in Item 8 of this Annual Report.
(a)(2)	No financial statement schedules are required to be filed as part of this Annual Report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Annual Report or is not required to be filed as the information is not applicable.
(a)(3)	The exhibits listed on the Exhibit Index to this Annual Report are incorporated herein by reference.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Air Merger Sub, Inc., and Atieva, Inc.	8-K	001-39408	July 26, 2021	2.1

3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-39408	April 25, 2023	3.1

3.2	Second Amended and Restated Bylaws	8-K	001-39408	March 3, 2023	3.2

4.1	Specimen Class A Common Stock Certificate of Lucid Group, Inc.	8-K	001-39408	July 26, 2021	4.1

4.2	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herewith)	8-K	001-39408	August 4, 2020	4.1

4.3	Warrant Agreement, dated July 29, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp IV	8-K	001-39408	August 4, 2020	4.1

4.4	Indenture, dated as of December 14, 2021, between Lucid Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-39408	December 14, 2021	4.1

4.5	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.5 herewith)	8-K	001-39408	December 14, 2021	4.1

4.6	Description of Registrant’s Securities	10-K	001-39408	February 28, 2022	4.6

10.1^	Form of Indemnification Agreement	S-4/A	333-254543	May 14, 2021	10.22

10.2^	Lucid Group, Inc. 2021. Performance Bonus Plan	8-K	001-39408	July 26, 2021	10.25

10.3^	Lucid Group, Inc. 2021 Executive Severance Benefit Plan and Summary Plan Description	8-K	001-39408	July 26, 2021	10.26

10.4^	Form of Participation Agreement under the Lucid Group, Inc. 2021 Executive Severance Benefit Plan	8-K	001-39408	July 26, 2021	10.27

10.5^	Lucid Group, Inc. Second Amended and Restated 2021 Stock Incentive Plan (including the Lucid Group, Inc. 2021 Employee Stock Purchase Plan, attached thereto)	8-K	001-39408	April 25, 2023	10.1

10.6^	Form of Stock Option Agreement under the Second Amended and Restated 2021 Stock Incentive Plan	10-Q	001-39408	November 7, 2023	10.2

10.7^	Form of PSU Agreement under the Second Amended and Restated 2021 Stock Incentive Plan	10-Q	001-39408	November 7, 2023	10.3

10.8^	Form of RSU Agreement under the Second Amended and Restated 2021 Stock Incentive Plan	10-Q	001-39408	November 7, 2023	10.4

10.9	Investor Rights Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Ayar Third Investment Company, Churchill Sponsor IV LLC and the other parties named therein	8-K	001-39408	February 23, 2021	10.1

10.10	Amendment No. 1 to the Investor Rights Agreement, dated November 8, 2022, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	November 8, 2022	10.2

10.11	Amendment No. 2 to the Investor Rights Agreement, dated May 31, 2023, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	June 5, 2023	10.2

10.12	Form of Subscription Agreement	8-K	001-39408	February 23, 2021	10.2

10.13	Amended and Restated Sponsor Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Churchill Sponsor IV LLC, and Michael Klein, Lee Jay Taragin, Glenn R. August, William J. Bynum, Bonnie Jonas, Mark Klein, Malcom S. McDermid and Karen G. Mills	8-K	001-39408	February 23, 2021	10.3

10.14	Promissory Note, dated as of February 22, 2021, by and between Churchill Capital Corp IV and Churchill Sponsor IV LLC	8-K	001-39408	February 23, 2021	10.4

10.15^	Form of Option Agreement under the Lucid Group, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.6

10.16^	Form of RSU Agreement under the Lucid Group, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.7

10.17^	Atieva, Inc. 2009 Share Plan	S-4	333-254543	March 22, 2021	10.8

10.18^	Form of Amended and Restated Notice of Share Option Grant under the Atieva, Inc. 2009 Share Plan	S-4	333-254543	March 22, 2021	10.9

10.19^	Atieva, Inc. 2014 Share Plan, as amended January 11, 2021	S-4	333-254543	March 22, 2021	10.10

10.20^	Form of Amended and Restated Notice of Share Option Grant under the Atieva, Inc. 2014 Share Plan	S-4	333-254543	March 22, 2021	10.11

10.21^	Atieva, Inc. 2021 Stock Incentive Plan, as amended February 22, 2021	S-4	333-254543	March 22, 2021	10.12

10.22^	Form of Stock Option Agreement under the Atieva, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.13

10.23^	Form of RSU Agreement under the Atieva, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.14

10.24^	Form of RSU Agreement under the Atieva, Inc. 2021 Stock Incentive Plan (for Rule 144 Affiliates)	S-4	333-254543	March 22, 2021	10.15

10.25^	Atieva USA, Inc. Severance Benefit Plan	S-4	333-254543	March 22, 2021	10.16

10.26	Lease by and between CADC Partners, LLC and Atieva USA, Inc., dated January 17, 2020	S-4	333-254543	March 22, 2021	10.19

10.27^	Transaction Bonus Letter Agreement, dated March 29, 2021	S-4/A	333-254543	May 14, 2021	10.23

10.28^	Notice of Restricted Stock Unit Grant, dated March 27, 2021	S-4/A	333-254543	May 14, 2021	10.24

10.29^	Offer of Employment to Sherry House, dated April 1, 2021	S-4/A	333-254543	May 14, 2021	10.25

10.30^	Offer of Employment to Gagan Dhingra, dated October 29, 2021	10-K	001-39408	February 28, 2022	10.27

10.31^	Offer of Employment to Marc Winterhoff, dated November 7, 2023					X

10.32^	Separation Agreement between Lucid Group, Inc. and Sherry House, dated December 11, 2023					X

10.33#	Loan Agreement, dated as of February 27, 2022, between Lucid LLC and Saudi Industrial Development Fund (English version only)	10-Q	001-39408	May 5, 2022	10.1

10.34#	Side Letter to Loan Agreement, dated as of February 27, 2022, between Lucid LLC and Saudi Industrial Development Fund (English version only)	10-Q	001-39408	May 5, 2022	10.2

10.35	Letter of Undertaking, dated as of April 20, 2022, between Lucid LLC and Ministry of Finance of the Kingdom of Saudi Arabia (English version only)	10-Q	001-39408	May 5, 2022	10.3

10.36	Credit Agreement, dated as of June 9, 2022, by and among Lucid Group, Inc., as the Borrower Representative, the other Borrowers party thereto from time to time, the Lenders and Issuing Banks from time to time party thereto and Bank of America, N.A., as Administrative Agent	8-K	001-39408	June 15, 2022	10.1

10.37	Facilities Letter, entered into as of April 29, 2022, between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)	10-Q	001-39408	August 3, 2022	10.2

10.38	Lease and Option to Purchase between Pinal County, as landlord, and Lucid USA, Inc., as tenant, dated August 10, 2022	10-Q	001-39408	November 8, 2022	10.1

10.39	Subscription Agreement, dated November 8, 2022, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	November 8, 2022	10.1

10.40	Subscription Agreement, dated May 31, 2023, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	June 5, 2023	10.1

10.41	Amendment to the Credit Facility Agreement, entered into on March 12, 2023, between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)	10-Q	001-39408	May 8, 2023	10.1

10.42#	Implementation Agreement, dated June 26, 2023, by and among Lucid Group, Inc., Atieva, Inc., Lucid Group Technologies, LLC, Aston Martin Lagonda Global Holdings plc and Aston Martin Lagonda Limited	10-Q	001-39408	August 7, 2023	10.4

10.43	Electric Vehicle Purchase Agreement, dated August 7, 2023, between the Government of the Kingdom of Saudi Arabia (as Represented by the Ministry of Finance) and Lucid LLC.	10-Q	001-39408	November 7, 2023	10.1

10.44#	General Terms and Conditions for Prototype and Production Parts and Services, effective as of December 1, 2022, by and between Lucid USA, Inc. and Panasonic Energy Co., Ltd.	10-K	001-39408	February 28, 2023	10.34

10.45#	Production Pricing Agreement, effective as of December 1, 2022, by and between Lucid USA, Inc. and Panasonic Corporation of North America doing business as Panasonic Industrial Devices Sales Company of America	10-K	001-39408	February 28, 2023	10.35

10.46#	Production Pricing Agreement, effective as of December 1, 2022, by and between Lucid USA, Inc. and Panasonic Energy Corporation of North America	10-K	001-39408	February 28, 2023	10.36

10.47	Affiliate Participation Agreement, effective as of December 1, 2022, by and between Panasonic Corporation of North America doing business as Panasonic Industrial Devices Sales Company of America and Lucid USA, Inc.	10-K	001-39408	February 28, 2023	10.37

10.48	Affiliate Participation Agreement, effective as of December 1, 2022, by and between Panasonic Energy Corporation of North America and Lucid USA, Inc.	10-K	001-39408	February 28, 2023	10.38

10.49#	Interim Supply Agreement, dated June 26, 2023, by and among Lucid Group Technologies, LLC, Atieva, Inc., and Aston Martin Lagonda Limited.					X

21.1	List of Significant Subsidiaries of Lucid Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					X

23.2	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Lucid Group, Inc. Compensation Recoupment Policy					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

LUCID GROUP, INC.

Date: February 27, 2024	By:	/s/ Gagan Dhingra
Gagan Dhingra
Interim Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 27, 2024	By:	/s/ Peter Rawlinson
Peter Rawlinson
Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2024	By:	/s/ Gagan Dhingra
Gagan Dhingra
Interim Chief Financial Officer (Interim Principal Financial Officer and Principal Accounting Officer)

Date: February 27, 2024	By:	/s/ Turqi Alnowaiser
Turqi Alnowaiser
Director

Date: February 27, 2024	By:	/s/ Glenn R. August
Glenn R. August
Director

Date: February 27, 2024	By:	/s/ Andrew Liveris
Andrew Liveris
Director

Date: February 27, 2024	By:	/s/ Sherif Marakby
Sherif Marakby
Director

Date: February 27, 2024	By:	/s/ Nichelle Maynard-Elliott
Nichelle Maynard-Elliott
Director

Date: February 27, 2024	By:	/s/ Chabi Nouri
Chabi Nouri
Director

Date: February 27, 2024	By:	/s/ Ori Winitzer
Ori Winitzer
Director

Date: February 27, 2024	By:	/s/ Janet S. Wong
Janet S. Wong
Director