Form 10-Q
period 2024-03-31
Lucid Group, Inc.
filed 2024-05-06
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Number of shares of the registrant’s common stock outstanding at April 30, 2024: 2,307,150,085

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3
	Frequently Used Terms	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	6
	Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (Unaudited)	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2024 and 2023 (Unaudited)	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 5.	Other Information	97
Item 6.	Exhibits	97

SIGNATURES		99

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “scheduled” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to energy storage systems and automotive partnerships, technology, manufacturing capabilities and facilities, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our direct-to-consumer strategy, our financial and operating outlook, future market launches and international expansion, including our manufacturing facility in Saudi Arabia and related timing and value to us, and our needs for additional financing. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, market, financial, political and legal conditions, including government closures of banks and liquidity concerns at other financial institutions, a potential global economic recession or other downturn and global conflicts or other geopolitical events;
•risks related to changes in overall demand for our products and services and cancellation of orders for our vehicles;
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
•risks related to the issuance and sale of shares of our Redeemable Convertible Preferred Stock;
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

“common stock” are to the Class A common stock of Lucid Group, Inc., par value $0.0001 per share;
“Redeemable Convertible Preferred Stock” are to the Series A Convertible Preferred Stock of Lucid Group, Inc., par value $0.0001 per share;

“ESG” are to Environmental, Social and Governance;

“EV” are to electric vehicle;

“Investor Rights Agreement” are to the Investor Rights Agreement, dated as of February 22, 2021 and as amended from time-to-time, by and among the Company, the Sponsor, Ayar and certain other parties thereto;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,169,489	$1,369,947
Short-term investments	1,824,900	2,489,798
Accounts receivable, net (including $84,884 and $35,526 from a related party as of March 31, 2024 and December 31, 2023, respectively)	126,930	51,822
Inventory	565,653	696,236
Prepaid expenses	72,135	69,682
Other current assets	74,890	79,670
Total current assets	4,833,997	4,757,155
Property, plant and equipment, net	2,971,601	2,810,867
Right-of-use assets	217,699	221,508
Long-term investments	627,591	461,029
Other noncurrent assets	185,352	180,626
Investments in equity securities of a related party	60,801	81,533
TOTAL ASSETS	$8,897,041	$8,512,718

LIABILITIES
Current liabilities:
Accounts payable	$101,489	$108,724
Accrued compensation	100,641	92,494
Finance lease liabilities, current portion	7,548	8,202
Other current liabilities (including $99,201 and $92,258 associated with related parties as of March 31, 2024 and December 31, 2023, respectively)	827,041	798,990
Total current liabilities	1,036,719	1,008,410
Finance lease liabilities, net of current portion	75,807	77,653
Common stock warrant liability	26,610	53,664
Long-term debt	1,998,251	1,996,960
Other long-term liabilities (including $163,424 and $178,311 associated with related parties as of March 31, 2024 and December 31, 2023, respectively)	525,914	524,339
Derivative liability (Note 8 and Note 16 )	497,100	—
Total liabilities	4,160,401	3,661,026
Commitments and contingencies (Note 12)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 100,000 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (Note 8 and Note 16)	504,450	—

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 2,307,786,638 and 2,300,111,489 shares issued and 2,306,928,813 and 2,299,253,664 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	231	230
Additional paid-in capital	15,134,686	15,066,080
Treasury stock, at cost, 857,825 shares at March 31, 2024 and December 31, 2023	(20,716)	(20,716)
Accumulated other comprehensive income (loss)	(2,400)	4,850
Accumulated deficit	(10,879,611)	(10,198,752)
Total stockholders’ equity	4,232,190	4,851,692
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$8,897,041	$8,512,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue (including $51,366 and $0 revenue from a related party for three months ended March 31, 2024 and 2023, respectively)	$172,740	$149,432

Costs and expenses
Cost of revenue	404,796	500,524
Research and development	284,627	229,803
Selling, general and administrative	213,232	168,770
Restructuring charges	—	22,496
Total cost and expenses	902,655	921,593

Loss from operations	(729,915)	(772,161)

Other income (expense), net
Change in fair value of common stock warrant liability	27,054	(40,802)
Change in fair value of equity securities of a related party	(19,933)	—
Interest income	50,631	40,005
Interest expense	(7,501)	(7,108)
Other income (expense), net	(1,007)	667
Total other income (expense), net	49,244	(7,238)
Loss before provision for income taxes	(680,671)	(779,399)
Provision for income taxes	188	129
Net loss	(680,859)	(779,528)
Accretion of redeemable convertible preferred stock (Note 8)	(3,901)	—
Net loss attributable to common stockholders, basic and diluted	$(684,760)	$(779,528)

Weighted average shares outstanding attributable to common stockholders, basic and diluted	2,301,870,644	1,831,725,009

Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.43)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$(3,262)	$4,035
Foreign currency translation adjustments	(3,988)	—
Total other comprehensive income (loss)	(7,250)	4,035
Comprehensive loss	(688,109)	(775,493)
Accretion of redeemable convertible preferred stock (Note 8)	(3,901)	—
Comprehensive loss attributable to common stockholders	$(692,010)	$(775,493)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2024	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	2,299,253,664	$230	$15,066,080	$(20,716)	$4,850	$(10,198,752)	$4,851,692
Net loss	—	—	—	—	—	—	—	(680,859)	(680,859)
Other comprehensive loss	—	—	—	—	—	—	(7,250)	—	(7,250)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(3,242)	—	—	—	(3,242)
Issuance of common stock upon vesting of employee RSUs	—	—	6,259,851	1	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,415,298	—	1,525	—	—	—	1,525
Issuance of redeemable convertible preferred stock, net of derivative liability and issuance costs	100,000	500,549	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	3,901	—	—	(3,901)	—	—	—	(3,901)
Stock-based compensation	—	—	—	—	74,225	—	—	—	74,225
Balance as of March 31, 2024	100,000	$504,450	2,306,928,813	$231	$15,134,686	$(20,716)	$(2,400)	$(10,879,611)	$4,232,190

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2023	Shares	Amount
Balance as of January 1, 2023	1,829,314,736	$183	$11,752,138	$(20,716)	$(11,572)	$(7,370,332)	$4,349,701
Net loss	—	—	—	—	—	(779,528)	(779,528)
Other comprehensive income	—	—	—	—	4,035	—	4,035
Tax withholding payments for net settlement of employee awards	—	—	(6,499)	—	—	—	(6,499)
Issuance of common stock upon vesting of employee RSUs	1,870,073	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,200,365	—	2,181	—	—	—	2,181
Stock-based compensation	—	—	61,961	—	—	—	61,961
Balance as of March 31, 2023	1,833,385,174	$183	$11,809,781	$(20,716)	$(7,537)	$(8,149,860)	$3,631,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(680,859)	$(779,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,838	49,838
Amortization of insurance premium	8,589	10,263
Non-cash operating lease cost	7,469	5,830
Stock-based compensation	63,696	53,819
Inventory and firm purchase commitments write-downs	132,298	227,048
Change in fair value of common stock warrant liability	(27,054)	40,802
Net accretion of investment discounts/premiums	(21,304)	(21,395)
Change in fair value of equity securities of a related party	19,933	—
Other non-cash items	(1,255)	2,345
Changes in operating assets and liabilities:
Accounts receivable (including $(49,358) and $0 from a related party for the three months ended March 31, 2024 and 2023, respectively)	(75,196)	17,009
Inventory	(21,002)	(354,154)
Prepaid expenses	(11,042)	(9,082)
Other current assets	3,914	22,193
Other noncurrent assets	(4,369)	(27,337)
Accounts payable	(3,533)	(66,174)
Accrued compensation	8,147	21,545
Other current liabilities	(3,040)	1,374
Other long-term liabilities	19,025	4,340
Net cash used in operating activities	(516,745)	(801,264)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(6,026) and $(20,421) from a related party for the three months ended March 31, 2024 and 2023, respectively)	(198,197)	(241,770)
Purchases of investments	(514,548)	(842,538)
Proceeds from maturities of investments	1,030,291	1,041,151
Proceeds from sale of investments	—	13,244
Other investing activities	—	1,197
Net cash provided by (used in) investing activities	317,546	(28,716)
Cash flows from financing activities:
Payment for finance lease liabilities	(1,081)	(1,427)
Proceeds from exercise of stock options	1,525	2,181
Proceeds from issuance of redeemable convertible preferred stock to a related party	1,000,000	—
Tax withholding payments for net settlement of employee awards	(3,242)	(6,499)
Net cash provided by (used in) financing activities	997,202	(5,745)
Net increase (decrease) in cash, cash equivalents, and restricted cash	798,003	(835,725)
Beginning cash, cash equivalents, and restricted cash	1,371,507	1,737,320
Ending cash, cash equivalents, and restricted cash	$2,169,510	$901,595

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,031	$857
Cash paid for taxes	$9	$—
Supplemental disclosure of non-cash investing and financing activity:
Increases (decreases) in purchases of property, plant and equipment included in accounts payable and other current liabilities	$40,464	$(19,812)
Property, plant and equipment and right-of-use assets obtained through leases	$4,327	$3,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2024
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
From inception through March 31, 2024, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2024 and 2023, the Company has incurred net losses of $680.9 million and $779.5 million, respectively. The Company had an accumulated deficit of $10.9 billion as of March 31, 2024.
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
The Company’s existing sources of liquidity include cash, cash equivalents, investments, credit facilities, and issuance of convertible preferred stock. Historically, the Company funded operations primarily with issuances of common stock, and convertible notes.
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

On May 31, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase from the Company shares of the Company’s common stock in a public offering for aggregate net proceeds to the Company of $1.2 billion. On May 31, 2023, the Company also entered into a subscription agreement (the “2023 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of the Company’s common stock in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company completed the public offering pursuant to the Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated the private placement to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion. See Note 16 “Related Party Transactions” for more information.
On March 24, 2024, the Company entered into a subscription agreement (the “2024 Subscription Agreement”) with Ayar. Pursuant to the 2024 Subscription Agreement, Ayar agreed to purchase from the Company 100,000 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $1.0 billion in a private placement. On March 29, 2024, the Company issued the shares to Ayar pursuant to the 2024 Subscription Agreement and received aggregate gross proceeds of $1.0 billion. The Redeemable Convertible Preferred Stock is convertible at the option of the holder (i) at any time the closing price per share of the common stock on the trading date immediately preceding the date on which the holder delivers the relevant notice of conversion is at least a certain price threshold as noted in the Certificate of Designations of Convertible Preferred Stock of the Company (the “Certificate of Designations”) or (ii) during specified periods preceding a fundamental change or optional redemption by the Company under the terms of the Redeemable Convertible Preferred Stock. See Note 8 “Redeemable Convertible Preferred Stock” for more information.
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

A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause the Company’s customers to defer purchases or cancel their orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for the Company’s products may result in significant decreases in product sales, which in turn would have a material adverse impact on the Company’s business, prospects, financial condition and results of operations. Because of the Company’s premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on the Company compared to many of its electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of the Company’s suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to the Company, or meet the Company’s future demand. In addition, the deterioration of conditions in the broad financing markets may limit the Company’s ability to obtain external financing to fund its operations and capital expenditures on terms favorable to the Company, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q (the “Quarterly Report”) for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”
In the current circumstances, any impact on the Company’s financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on February 27, 2024.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of operations for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, useful lives of property, plant and equipment, fair value of common stock warrants, fair value of derivative liability, estimates of residual value guarantee (“RVG”) liability, deferred revenue related to technology access fees and over-the-air (“OTA”) software updates, sales return reserves, assumptions used to measure stock-based compensation expense, and estimated incremental borrowing rates for assessing operating and finance leases. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Reclassifications
Certain prior-period amounts have been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.
Restricted cash in other current assets is primarily related to letters of credit issued to the landlords for certain of the Company’s leased facilities.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$2,169,489	$1,369,947
Restricted cash included in other current assets	21	1,560
Total cash, cash equivalents, and restricted cash	$2,169,510	$1,371,507
Accounts Receivable, Net
Accounts receivable consist of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits and services. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded immaterial allowance for uncollectible amounts as of March 31, 2024 and December 31, 2023.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but its deposits exceed federally insured limits. As of March 31, 2024 and December 31, 2023, accounts receivables from the EV purchase agreement with the Government of Saudi Arabia, a related party of PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 66.9% and 68.5% of the total accounts receivable balance, respectively. See Note 16 “Related Party Transactions” for more information.
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
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of electric vehicles to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified OTA software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally 4 years. Payment is typically received at the time of delivery or shortly after delivery of the vehicle to the customer, except for vehicle sales under the EV Purchase Agreement. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer.
At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future product returns. Return rate estimates are based on historical experience and sales return reserve balance was not material as of March 31, 2024 and December 31, 2023.
Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partner in connection with its vehicle leasing program. Vehicle sales with RVG totaled $89.5 million and $18.7 million during the three months ended March 31, 2024 and 2023, respectively. Under the vehicle leasing program, the Company generally receives payment for the vehicle sales price at the time of delivery or shortly after the delivery. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations. The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. The RVG liabilities were not material as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, the Company recorded $33.4 million and $28.7 million of total deferred revenue primarily related to OTA and remarketing activities for vehicle sales, respectively. The Company recorded $9.0 million and $7.7 million of the total deferred revenue within other current liabilities and the remaining $24.4 million and $21.0 million within other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. Revenue recognized during the three months ended March 31, 2024 and 2023 from the prior period deferred revenue balances was not material.
Other
Other consists of revenue from non-warranty after-sales vehicle services, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits.

The disaggregation of the Company’s revenue by geographic area based on the sales location of vehicles was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
North America	$114,756	$148,762
Middle East	54,582	668
Other international	3,402	2
Total Revenue	$172,740	$149,432
Redeemable Convertible Preferred Stock

Accounting for the Redeemable Convertible Preferred Stock requires an evaluation to determine if liability classification is required under ASC 480-10. Liability classification is required for freestanding financial instruments that are (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets, such as those that are mandatorily redeemable, (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares.

Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the Company’s control to be classified as temporary equity. Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives, if any. Subsequent measurement of the carrying value of the Redeemable Convertible Preferred Stock is required as the instrument is probable of becoming redeemable. The Company accretes the Redeemable Convertible Preferred Stock to its redemption value. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

Derivative Liability

The Company evaluates all of its financial instruments, including convertible notes and redeemable convertible preferred stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in these contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting period end. Bifurcated embedded derivatives are classified as a separate asset or liability in the condensed consolidated balance sheet.

The Company’s derivative liability is related to the conversion features embedded in the Redeemable Convertible Preferred Stock. See Note 8 “Redeemable Convertible Preferred Stock” for more information.
Except for the policies described above, there have been no significant changes to accounting policies during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental segment information disclosure on an annual and interim basis. This amendment includes disclosure of significant segment expenses which are regularly provided to the CODM and included within each reported measure of segment profit or loss; other segment items by reportable segment and a description of its composition; reportable segment’s profit or loss and assets; additional measures of segment profit or loss if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, and the title and position of the entity’s CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance and determining resource allocation. The Company with a single reportable segment is required to provide all the disclosures from this amendment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and should be applied retrospectively. The Company is evaluating the impact of this amendment to the related financial statement disclosures and expects to adopt them for the year ended December 31, 2024.
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
In March 2024, the SEC issued its final rule that requires certain climate-related disclosures in annual reports, including governance, oversight, and risk management processes on material climate-related risks; material impact of climate risks on the Company’s strategy, business model, and outlook; material climate targets and goals; and material financial statements impacts due to severe weather events and other natural conditions. This SEC rule provides phased effective dates, starting with fiscal years beginning on or after January 1, 2025. The Company is evaluating the impact of this rule on its annual reports.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.
NOTE 3 - RESTRUCTURING
On March 28, 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the Restructuring Plan in 2024.
During the three months ended March 31, 2024 and 2023, the Company recorded charges of nil and $22.5 million, respectively, related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense. These charges were recorded within restructuring charges in the condensed consolidated statements of operations and comprehensive loss.
A summary of restructuring liabilities associated with the Restructuring Plan was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Restructuring liabilities - beginning of period	$54	$—
Restructuring charges excluding non-cash items(1)	—	23,939
Cash payments	(54)	—
Restructuring liabilities - end of period	$—	$23,939
(1) Excluded non-cash items of $1.4 million for the three months ended March 31, 2023, which was net of accelerated stock-based compensation expense of $3.4 million and a reversal of $4.8 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of March 31, 2024, there were no restructuring liabilities associated with the Restructuring Plan included in accrued compensation in the condensed consolidated balance sheet. Restructuring liabilities associated with the Restructuring Plan were immaterial as of December 31, 2023.

NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$147,156	$210,283
Work in progress	57,902	53,227
Finished goods	360,595	432,726
Total Inventory	$565,653	$696,236
Inventory as of March 31, 2024 and December 31, 2023 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and internally used vehicles which the Company intends to sell. During the three months ended March 31, 2024 and 2023, the Company recorded write-downs of $137.8 million and $227.0 million to reduce its inventories to its net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments, respectively.
Property, plant and equipment, net
Property, plant and equipment, net as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	March 31, 2024	December 31, 2023
Land and land improvements	$69,718	$69,718
Building and improvements(1)	602,772	576,097
Machinery, tooling and vehicles(2)	1,076,742	1,045,485
Computer equipment and software	81,559	74,336
Leasehold improvements	235,271	221,619
Furniture and fixtures	46,287	45,315
Finance leases	91,182	94,285
Construction in progress	1,334,675	1,185,413
Total Property, plant and equipment	3,538,206	3,312,268
Less accumulated depreciation and amortization	(566,605)	(501,401)
Property, plant and equipment, net	$2,971,601	$2,810,867
(1) As of March 31, 2024 and December 31, 2023, $123.1 million and $120.2 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance, respectively. See Note 16 “Related Party Transactions” for more information.
(2) Included $34.8 million and $32.5 million of service loaner vehicles as of March 31, 2024 and December 31, 2023, respectively.
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

	March 31, 2024	December 31, 2023
Machinery and tooling	$846,452	$728,751
Construction of AMP-1 and AMP-2(1)	466,077	430,878
Leasehold improvements	22,146	25,784
Total construction in progress	$1,334,675	$1,185,413
(1) As of March 31, 2024 and December 31, 2023, $24.3 million and $12.1 million, of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance, respectively. See Note 16 “Related Party Transactions” for more information.

Depreciation and amortization expense was $68.8 million and $49.8 million for the three months ended March 31, 2024 and 2023, respectively. The amount of interest capitalized on construction in progress related to significant capital asset construction was $3.0 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.
Other current liabilities
Other current liabilities as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Engineering, design, and testing accrual	$45,825	$42,176
Construction in progress	177,989	156,414
Accrued purchases(1)	43,414	44,957
Retail leasehold improvements accrual	4,498	6,005
Third-party services accrual	38,911	41,478
Tooling liability	75,308	49,925
Short-term borrowings	72,524	72,533
Operating lease liabilities, current portion	30,258	28,431
Reserve for loss on firm inventory purchase commitments	118,927	143,566
Accrued warranty	13,470	22,677
Other current liabilities	205,917	190,828
Total other current liabilities	$827,041	$798,990
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
Other long-term liabilities
Other long-term liabilities as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease liabilities, net of current portion	$239,081	$244,122
Other long-term liabilities(1)(2)	286,833	280,217
Total other long-term liabilities	$525,914	$524,339
(1) As of March 31, 2024 and December 31, 2023, $47.4 million and $62.5 million of capital expenditure support received from MISA was recorded as deferred liability within other long-term liabilities in the condensed consolidated balance sheets, respectively. See Note 16 “Related Party Transactions” for more information.
(2) As of March 31, 2024 and December 31, 2023, $107.8 million of deferred revenue was recorded within other long-term liabilities in the condensed consolidated balance sheets, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 16 “Related Party Transactions” for more information.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Accrued warranty - beginning of period(2)	$46,076	$22,949
Warranty costs incurred	(18,068)	(8,260)
Provision for warranty(1)	20,155	11,186
Accrued warranty - end of period(2)	$48,163	$25,875

(1) Provision for warranty for the three months ended March 31, 2024 and 2023 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties.
(2) Accrued warranty balance of $13.5 million and $22.7 million, respectively, was recorded within other current liabilities, and $34.7 million and $23.4 million, respectively, was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,388,590	$—	$—	$1,388,590	$1,388,590	$—	$—
Level 1:
Money market funds	638,232	—	—	638,232	638,232	—	—
U.S. Treasury securities	1,798,047	408	(2,627)	1,795,828	92,667	1,219,989	483,172
Subtotal	2,436,279	408	(2,627)	2,434,060	730,899	1,219,989	483,172
Level 2:
Certificates of deposit	67,899	50	(13)	67,936	—	67,936	—
Time deposits	100,000	—	—	100,000	50,000	50,000	—
Commercial paper	171,352	24	(17)	171,359	—	171,359	—
Corporate debt securities	460,025	451	(441)	460,035	—	315,616	144,419
Subtotal	799,276	525	(471)	799,330	50,000	604,911	144,419
Total	$4,624,145	$933	$(3,098)	$4,621,980	$2,169,489	$1,824,900	$627,591

	December 31, 2023
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$516,673	$—	$—	$516,673	$516,673	$—	$—
Level 1:
Money market funds	698,702	—	—	698,702	698,702	—	—
U.S. Treasury securities	2,033,711	2,480	(2,073)	2,034,118	104,572	1,638,537	291,009
Subtotal	2,732,413	2,480	(2,073)	2,732,820	803,274	1,638,537	291,009
Level 2:
Certificates of deposit	105,993	97	(22)	106,068	—	106,068	—
Time Deposits	50,000	—	—	50,000	50,000	—	—
Commercial paper	299,248	191	(8)	299,431	—	299,431	—
Corporate debt securities	615,350	1,101	(669)	615,782	—	445,762	170,020
Subtotal	1,070,591	1,389	(699)	1,071,281	50,000	851,261	170,020
Total	$4,319,677	$3,869	$(2,772)	$4,320,774	$1,369,947	$2,489,798	$461,029

During the three months ended March 31, 2024 and 2023, there were immaterial realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $11.7 million and $11.1 million as of March 31, 2024 and December 31, 2023, respectively, and was recorded in other current assets on its condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	March 31, 2024
	Amortized cost	Estimated Fair Value
Within one year	$1,826,205	$1,824,900
After one year through three years	628,450	627,591
Total	$2,454,655	$2,452,491

On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded the fair value of $60.8 million and $81.5 million within investments in equity securities of a related party in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. During the three months ended March 31, 2024, the Company recognized $19.9 million of unrealized loss in change in fair value of equity securities of a related party in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2024, the Company also recognized $0.8 million of unrealized foreign currency loss related to these equity securities in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. See Note 16 “Related Party Transactions” for more information.

Level 3 liabilities consist of the common stock warrant liability and the derivative liability, of which the fair values were measured upon issuance of the Private Placement Warrants and the Redeemable Convertible Preferred Stock, respectively, and are remeasured at each reporting period. The valuation methodology and underlying assumptions are discussed further in Note 7 “Common Stock Warrant Liability” and Note 8 “Redeemable Convertible Preferred Stock”, respectively. Level 3 liabilities also consist of residual value guarantee liabilities, of which the fair value measurement is nonrecurring and measured upon delivery of vehicles. Significant changes in the unobservable inputs used in determining the fair value would result in significant changes to the fair value measurement. The following table presents a reconciliation of the common stock warrant liability and derivative liability measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended March 31,
	2024		2023
	Derivative Liability	Common Stock Warrant Liability	Common Stock Warrant Liability
Fair value-beginning of period	$—	$53,664	$140,590
Issuance	497,100	—	—
Change in fair value	—	(27,054)	40,802
Fair value-end of period	$497,100	$26,610	$181,392
NOTE 6 – DEBT
2026 Notes
In December 2021, the Company issued an aggregate of $2,012.5 million principal amount of 1.25% convertible senior notes due in December 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, at an issuance price equal to 99.5% of the principal amount of 2026 Notes. The Company has designated the 2026 Notes as green bonds, whose proceeds will be allocated in accordance with the Company’s green bond framework. The 2026 Notes were issued pursuant to and are governed by an indenture dated December 14, 2021, between the Company and U.S. Bank National Association as the trustee. The proceeds from the issuance of the 2026 Notes were $1,986.6 million, net of the issuance discount and debt issuance costs.
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
Holders of the 2026 Notes may convert all or a portion of their 2026 Notes at their option prior to September 15, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the quarter ended on March 31, 2022 (and only during such calendar quarter), if the Company’s common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
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

The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2026 Notes as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	(14.2)	(15.5)
Net Carrying Amount	$1,998.3	$1,997.0

Fair Value (Level 2)	$1,041.5	$1,061.6
The effective interest rate for the convertible note is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Contractual interest	$6.3	$6.3
Amortization of debt discounts and debt issuance costs	1.3	1.3
Interest expense	$7.6	$7.6
The 2026 Notes were not eligible for conversion as of March 31, 2024 and December 31, 2023. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of March 31, 2024 and December 31, 2023, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of March 31, 2024 and December 31, 2023, no amount was outstanding under the SIDF Loan Agreement.
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
As of March 31, 2024 and December 31, 2023, the Company had outstanding borrowings of SAR 272 million (approximately $72.5 million). The weighted average interest rate on the outstanding borrowings was 7.60% and 7.49% as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, availability under the GIB Credit Facility was SAR 726 million (approximately $193.6 million) and SAR 727 million (approximately $193.9 million), respectively, after giving effect to the outstanding letters of credit. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. The interest expense recorded during the three months ended March 31, 2024 and 2023 was not material. As of March 31, 2024 and December 31, 2023, the Company was in compliance with applicable covenants under the Amended GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of March 31, 2024 and December 31, 2023, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $47.7 million and $45.4 million as of March 31, 2024 and December 31, 2023, respectively. Availability under the ABL Credit Facility was $360.6 million (including $146.0 million cash and cash equivalents) and $413.4 million (including $144.0 million cash and cash equivalents) as of March 31, 2024 and December 31, 2023, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheets and amortized over the facility term using the straight-line method. During the three months ended March 31, 2024 and 2023, amortization of the deferred issuance costs and commitment fee were immaterial.
NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to fair value of $53.7 million as of December 31, 2023. The Private Placement Warrants remained unexercised and were remeasured to fair value of $26.6 million as of March 31, 2024. The Company recognized a gain of $27.1 million and a loss of $40.8 million for the three months ended March 31, 2024 and 2023, respectively, in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and were as follows:

	March 31, 2024	December 31, 2023
Fair value of Private Placement Warrants per share	$0.60	$1.21
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

	March 31, 2024	December 31, 2023
Volatility	90.0%	85.0%
Expected term (in years)	2.3	2.6
Risk-free rate	4.5%	4.1%
Dividend yield	—%	—%
NOTE 8 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 24, 2024, the Company entered into the 2024 Subscription Agreement with Ayar. Pursuant to the 2024 Subscription Agreement, Ayar agreed to purchase from the Company 100,000 shares of the Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. On March 29, 2024, the Company issued the shares to Ayar pursuant to the 2024 Subscription Agreement and received aggregate gross proceeds of $1.0 billion. The shares of the Redeemable Convertible Preferred Stock were issued pursuant to the Certificate of Designations. Pursuant to the 2024 Subscription Agreement, Ayar has agreed, with certain exceptions, that without prior written consent of the Company, it will not sell or transfer the Redeemable Convertible Preferred Stock for the twelve months after the date of the closing of the private placement.
Dividends: The Redeemable Convertible Preferred Stock ranks senior to the common stock with respect to dividends and distributions of assets upon the Company’s liquidation, dissolution or winding up. The Redeemable Convertible Preferred Stock has an initial value of $10,000 per share (the “Initial Value” and the Initial Value plus compounded and accrued dividends, the “Accrued Value”). Dividends on the Redeemable Convertible Preferred Stock are payable in the form of preferred stock (paid-in-kind) compounded cumulative dividends upon each share of the Redeemable Convertible Preferred Stock. Dividends accrue daily on the Initial Value (as increased for any compounded dividends previously compounded thereon) of each share of the Redeemable Convertible Preferred Stock at a rate of 9% per annum and compound on the basis of quarterly dividend payment dates on each March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2024.

Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Redeemable Convertible Preferred Stock if all shares of the Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of March 31, 2024, the liquidation preference of the Redeemable Convertible Preferred Stock was $1,001.6 million.

Voting Rights: Each Holder is entitled to the number of votes equal to the number of whole shares of common stock into which the aggregate shares of the Redeemable Convertible Preferred Stock held by such Holder are convertible on the record date for determining stockholders entitled to vote on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders and on which matter holders of the common stock shall be entitled to vote. Holders are entitled to notice of any meeting of stockholders and, except as otherwise provided in the Certificate of Designations or otherwise required by law, to vote together as a single class with the holders of the common stock and any other class or series of stock entitled to vote thereon. The voting power of Holders is subject to a voting cap per share equal to the quotient of the $10,000 Initial Value and $2.77.

As long as at least 10% of the aggregate number of shares of the Redeemable Convertible Preferred Stock issued on the initial issue date remain outstanding, and subject to certain other conditions, Holders are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Redeemable Convertible Preferred Stock, authorizations or issuances by the Company of capital stock of the Company that ranks senior or equal to the Redeemable Convertible Preferred Stock with respect to dividends or distributions on liquidation or the terms of which provide for cash dividends (other than the common stock), winding-up and dissolution, and decreases in the number of authorized shares of the Redeemable Convertible Preferred Stock. The Company also agreed that as long as Ayar owns at least 50% of the Redeemable Convertible Preferred Stock issued on the initial issue date, the Company will comply with certain debt incurrence covenants in its Credit Agreement, dated as of June 9, 2022, by and among the Company, as the Borrower Representative, the other Borrowers party thereto from time to time, the Lenders and Issuing Banks from time to time party thereto and Bank of America, N.A., as Administrative Agent, as amended, which agreement may be waived with the sole consent of Ayar.

Conversion: Each share of the Redeemable Convertible Preferred Stock is convertible, at the option of the respective Holder, from time-to-time after the initial issue date, and without the payment of additional consideration by the Holder, (a) at any time that the closing price per share of the common stock on the trading day immediately preceding the date on which the Holder delivers the relevant notice of conversion is at least $5.50 (subject to certain adjustments), unless the Company otherwise consents to such conversion in its sole discretion, or (b) in all events during certain specified periods relating to a fundamental change or optional redemption by the Company, into such number of fully paid and non-assessable shares of common stock as is determined by dividing (i) the applicable Accrued Value as of the conversion date by (ii) the applicable conversion price in effect as of such conversion date, which shall initially be $3.5952, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events (the “Conversion Price”).

Mandatory Conversion: On or after the third anniversary of the initial issue date, if at any time (i) the daily VWAP of the common stock has been at least 200% of the Conversion Price for at least twenty (20) trading days (whether or not consecutive) during any thirty (30) consecutive trading days (including the last day of such period) and (ii) certain common stock liquidity conditions are satisfied, the Company will have the right, exercisable at its election within fifteen (15) business days following completion of the applicable thirty (30) trading day period, to cause all or any portion of the Redeemable Convertible Preferred Stock to convert into number of fully paid and non-assessable shares of common stock, as determined by dividing (i) the applicable Accrued Value as of the conversion date by (ii) the Conversion Price in effect as of such conversion date. The Company will be required to pay an additional amount per share of the Redeemable Convertible Preferred Stock payable in cash, shares of common stock valued based on a five-day average daily VWAP or a combination thereof in respect of such conversion equal to the greater of (x) the difference between (i) the Minimum Consideration and (ii) the value of the shares of common stock delivered upon mandatory conversion thereof and (y) zero.

Fundamental Change: Upon a fundamental change, the Holders will be entitled, on the fundamental change repurchase date specified by the Company, to receive an amount equal to the greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock on the business day immediately before the fundamental change repurchase date. The fundamental change repurchase price may be paid in cash, shares of common stock (or other securities to be received by a holder of common stock in such fundamental change) valued based on a five-day average daily VWAP (with the number of shares of common stock rounded up to the nearest whole share), or a combination thereof, at the Company’s election. The Company may not elect to deliver shares of its common stock (or other securities to be received by a holder of common stock in such fundamental change) in partial or full satisfaction of the fundamental change repurchase price, if certain common stock liquidity conditions are not satisfied.

Optional Redemption: On or after the fifth anniversary of the initial issue date, the Company may redeem all or any portion of the Redeemable Convertible Preferred Stock at a redemption price per share equal to the greater of (a) the Minimum Consideration and (b) an amount equal to the value (calculated based on a twenty (20)-day average daily VWAP) of the number of shares of common stock if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the redemption date. Such redemption price may be paid in cash, shares of common stock valued based on a twenty (20)-day average daily VWAP, or a combination thereof, at the Company’s election. The Company may not pay any portion of such redemption price in shares of common stock if the common stock liquidity conditions are not satisfied.

While the Redeemable Convertible Preferred Stock is callable after five years at the Company’s option, the Redeemable Convertible Preferred Stock is considered redeemable at the option of Ayar because it is the majority shareholder of the Company. The Company classified the Redeemable Convertible Preferred Stock as mezzanine equity and recorded initially at its issuance price, net of issuance costs of $2.4 million and net of the initial value of the bifurcated derivative liability of $497.1 million as discussed below. The Company accretes the Redeemable Convertible Preferred Stock to its redemption value, which is greater of (a) the Minimum Consideration and of (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. The Company recorded $3.9 million of accretion as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2024. The carrying value of the Redeemable Convertible Preferred Stock was $504.5 million as of March 31, 2024.
The Company assessed the above features to determine whether any features are required to be bifurcated and separately accounted for as an embedded feature. The Company concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, the Company bifurcated the Redeemable Convertible Preferred Stock between (i) the host contract which is accounted for within mezzanine equity as described above, and (ii) the bifurcated derivative liability related to the conversion features. The proceeds from issuance will first be allocated to the fair value of the bifurcated derivative with the residual being allocated to the host contract. The bifurcated derivative will be remeasured to fair value at each reporting period with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss. As of March 31, 2024, the Company recorded an embedded derivative liability of $497.1 million with no change in fair value as the Redeemable Convertible Preferred Stock was issued on the last business day of the quarter.

The Company estimated the fair value of the derivative liability using a binomial lattice model with the volatility, credit spread, and term as significant unobservable inputs. Assumptions used in the valuation also take into account the contractual terms as well as the quoted price of the Company’s common stock in an active market. Significant changes in any of those inputs in isolation would result in significant changes to the fair value measurement.

The level 3 fair value inputs used in the valuation of the derivative liability were as follows:

March 31, 2024
Volatility	40%
Credit spread	28.5%
Stock price	$2.85
Term (in years)	5
Risk-free rate	4.2%
NOTE 9 – STOCKHOLDERS’ EQUITY
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the three months ended March 31, 2024 and 2023.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of March 31, 2024 was as follows:

March 31, 2024
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	31,299,940
Restricted stock units outstanding	64,518,413
Shares available for future grants under equity plans	11,563,534
If-converted common shares from convertible note	36,737,785
If-converted common shares from redeemable convertible preferred stock	278,357,254
Total shares of common stock reserved	466,826,926

NOTE 10 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the three months ended March 31, 2024 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2023	32,911,135	$1.99	5.5	$91,785
Options granted	118,456	4.57
Options exercised	(1,415,298)	1.08
Options canceled	(314,353)	6.38
Balance as of March 31, 2024	31,299,940	$2.00	5.19	$50,669
Options vested and exercisable as of March 31, 2024	26,319,750	$1.21	4.94	$49,301
As of March 31, 2024, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $13.3 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock Units (“RSUs”)
A summary of RSUs activity for the three months ended March 31, 2024 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2023	54,699,739	9,305,825	64,005,564	$10.90
Granted	9,880,263	1,550,107	11,430,370	2.93
Vested	(6,683,649)	(535,598)	(7,219,247)	12.39
Cancelled/Forfeited	(2,095,984)	(1,602,290)	(3,698,274)	8.03
Balance as of March 31, 2024	55,800,369	8,718,044	64,518,413	$9.48
As of March 31, 2024, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $392.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.
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
The Company recognizes compensation expense using a graded vesting attribution method over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. The unamortized expense of $8.2 million as of December 31, 2022 for the fifth tranche, representing 2,090,140 RSUs, was fully recognized during the year ended December 31, 2023. For the three months ended March 31, 2024 and 2023, the Company withheld 0.5 million shares of common stock by net settlement to meet the related tax withholding requirements related to the CEO time-based and performance-based RSUs.

The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and/or individual performance and (ii) a service condition which will be met generally over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and/or individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expenses of $4.7 million and nil, respectively, related to these performance-based RSUs. As of March 31, 2024, the unamortized expense for the performance-based RSUs was $13.1 million, which will be recognized over a weighted-average period of 1.4 years contingent upon realization of the corporate performance conditions and/or individual performance.
Employee Stock Purchase Plan (“ESPP”)
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of March 31, 2024, unrecognized stock-based compensation cost related to the ESPP was $29.9 million which is expected to be recognized over a weighted-average period of 1.7 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three months ended March 31, 2024 and 2023, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$912	$574
Research and development	37,533	27,983
Selling, general and administrative	25,251	26,705
Restructuring charges	—	(1,443)
Total	$63,696	$53,819
For the three months ended March 31, 2024 and 2023, the Company capitalized stock-based compensation expenses of $10.5 million and $8.1 million, respectively, primarily as part of the cost of inventory.
NOTE 11 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of March 31, 2024 and December 31, 2023, assets associated with the finance lease were $79.3 million. As of March 31, 2024 and December 31, 2023, liabilities associated with the finance lease were $79.2 million and $80.6 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Operating leases:
Right-of-use assets	$217,699	$221,508

Other current liabilities	$30,258	$28,431
Other long-term liabilities	239,081	244,122
Total operating lease liabilities	$269,339	$272,553

Finance leases:
Property, plant and equipment, net	$84,036	$85,055
Total finance lease assets	$84,036	$85,055

Finance lease liabilities, current portion	$7,548	$8,202
Finance lease liabilities, net of current portion	75,807	77,653
Total finance lease liabilities	$83,355	$85,855
The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense:
Operating lease expense (1)	$15,010	$12,815
Variable lease expense	447	445

Finance lease expense:
Amortization of leased assets	$1,019	$1,405
Interest on lease liabilities	1,169	1,244
Total finance lease expense	$2,188	$2,649
Total lease expense	$17,645	$15,909
(1) Excluded short-term leases, which were not material.
Other information related to leases where the Company is the lessee was as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	6.6	6.8
Finance leases	2.3	2.6

Weighted-average discount rate:
Operating leases	11.28%	11.01%
Finance leases	5.60%	5.59%

As of March 31, 2024, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remainder of the year)	$43,077	$4,673
2025	63,912	6,619
2026	60,491	82,488
2027	52,668	117
2028	48,891	37
Thereafter	120,875	—
Total minimum lease payments	389,914	93,934
Less: Interest	(120,575)	(10,579)
Present value of lease obligations	269,339	83,355
Less: Current portion	(30,258)	(7,548)
Long-term portion of lease obligations	$239,081	$75,807
As of March 31, 2024, the Company entered into additional leases for facilities and equipment that have not yet commenced with undiscounted future lease payments of $15.1 million. The leases are expected to commence over the next twelve months.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of March 31, 2024 and December 31, 2023, the Company had $330.2 million and $270.2 million, respectively, in commitments related to AMP-1 and AMP-2 plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of March 31, 2024 and December 31, 2023.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. The estimated future payments having a remaining term in excess of one year as of March 31, 2024 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment(1)
2024 (remainder of the year)	$341,376
2025	469,334
2026	706,837
2027	703,205
2028	692,764
Thereafter	2,016,409
Total	$4,929,925
(1) Included minimum purchase commitment of approximately $4.9 billion of battery cells from Panasonic Energy Co., Ltd. and certain of its affiliates, using the base prices per the agreements.

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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $61.7 million and $56.3 million as of March 31, 2024 and December 31, 2023, respectively, for which no liabilities are recorded in the condensed consolidated balance sheets.
NOTE 13 - INCOME TAXES
The Company’s provision from income taxes for interim periods is determined using its effective tax rate that arise during the period. The Company’s quarterly tax provision is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, the valuation allowance against deferred tax assets, and tax law developments.
The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 0.0% due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
NOTE 14 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(680,859)	$(779,528)
Accretion of redeemable convertible preferred stock	(3,901)	—
Net loss attributable to common stockholders, basic and diluted	$(684,760)	$(779,528)

Weighted-average shares outstanding attributable to common stockholders, basic and diluted	2,301,870,644	1,831,725,009

Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.43)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	March 31,
Excluded Securities	2024	2023
Private Placement Warrants to purchase common stock	44,350,000	44,350,000
Options outstanding to purchase common stock	31,299,940	36,450,296
RSUs outstanding	58,879,709	44,064,453
Employee stock purchase plan	15,503,221	10,251,959
If-converted common shares from convertible note	36,737,785	36,737,785
If-converted common shares from redeemable convertible preferred stock	278,148,643	—
Total	464,919,298	171,854,493
The 5,638,704 and 2,090,140 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the respective performance conditions have not been satisfied as of March 31, 2024 and 2023, respectively.
NOTE 15 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material and nil for the three months ended March 31, 2024 and 2023, respectively.
NOTE 16 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in Year 2047. The right-of-use asset related to this lease was $4.4 million and $4.5 million as of March 31, 2024 and December 31, 2023, respectively. The lease liability was $5.8 million and $5.7 million as of March 31, 2024 and December 31, 2023, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three months ended March 31, 2024 and 2023 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in Year 2029. The right-of-use asset related to this lease was $2.2 million and $2.3 million as of March 31, 2024 and December 31, 2023, respectively. The lease liability was $2.4 million and $2.3 million as of March 31, 2024 and December 31, 2023, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three months ended March 31, 2024 was immaterial.
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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of March 31, 2024, the Company recorded $47.4 million as deferred liability within other long-term liabilities and $50.1 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
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
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred under these agreements were SAR 498.3 million (approximately $132.9 million) and SAR 444.6 million (approximately $118.6 million) as of March 31, 2024 and December 31, 2023, respectively. Amounts due to Al Bawani under these agreements were SAR 100.1 million (approximately $26.7 million) and SAR 74.0 million (approximately $19.7 million) as of March 31, 2024 and December 31, 2023, respectively, and were primarily recorded within other current liabilities in the condensed consolidated balance sheets.
Subscription Agreements
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
On March 24, 2024, the Company entered into the 2024 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 100,000 shares of its Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. On March 29, 2024, the Company issued the shares to Ayar pursuant to the 2024 Subscription Agreement and received aggregate gross proceeds of $1.0 billion. See Note 8 “Redeemable Convertible Preferred Stock” for more information.
Common stock acquired by Ayar under the 2023 Subscription Agreement, the Redeemable Convertible Preferred Stock acquired by Ayar under the 2024 Subscription Agreement and the common stock issuable upon conversion thereof are subject to the Investor Rights Agreement dated February 22, 2021 (as amended from time-to-time, the “Investor Rights Agreement”), which governs the registration for resale of such common stock and the Redeemable Convertible Preferred Stock.
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

During the year ended December 31, 2023, the Company received a payment of SAR 8.8 million (approximately $2.3 million) in cash. No payment was received during the three months ended March 31, 2024. The Company recorded $1.4 million and $1.8 million as deferred liability within other current liabilities in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. The deduction recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss was immaterial and nil, for the three months ended March 31, 2024 and 2023.
EV Purchase Agreement
In August 2023, Lucid LLC entered into the EV Purchase Agreement with the Government of Saudi Arabia, a related party of PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance. The EV Purchase Agreement supersedes the letter of undertaking that Lucid LLC entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that Lucid LLC fails to deliver within six months from the date of the applicable purchase order. The Purchaser also has absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. The Company recognized net vehicle sales amount of SAR 192.6 million (approximately $51.4 million) during the three months ended March 31, 2024. The Company recorded amounts due from the Purchaser of SAR 318.4 million (approximately $84.9 million) and SAR 133.2 million (approximately $35.5 million) in accounts receivable, net in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. See “Vehicle Sales without Residual Value Guarantee” section under Note 2 “Significant Accounting Policies” for the revenue recognition policies.
Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance) and the first cash installment of $33 million. These shares were initially measured at a fair value of $73.2 million. As of March 31, 2024 and December 31, 2023, the Company remeasured the shares and recorded the fair value of $60.8 million and $81.5 million within investments in equity securities of a related party in the condensed consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $1.6 million during the year ended December 31, 2023 and recorded accounts receivable of $2.1 million in the condensed consolidated balance sheet as of March 31, 2024. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of March 31, 2024 and December 31, 2023, the Company recorded $109.9 million and $107.8 million as deferred revenue primarily within other long-term liabilities in the condensed consolidated balance sheets, respectively. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. This discussion may contain forward-looking statements based upon Lucid’s current expectation, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, in Part II, Item 1A of this Quarterly Report.
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
We began delivering the Lucid Air to customers in October 2021 and we expect to launch additional vehicles over the coming decade. We have leveraged and expanded the technological advancements from the Lucid Air to the Gravity sport utility vehicle (“SUV”) program, which is scheduled for start of production in late 2024. After the Lucid Air and the Gravity SUV program, start of production of our Midsize platform is scheduled for late 2026.
Recent Development
2024 Subscription Agreement
On March 24, 2024, we entered into a subscription agreement (the “2024 Subscription Agreement”) with Ayar. Pursuant to the 2024 Subscription Agreement, Ayar agreed to purchase from us 100,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (the “Redeemable Convertible Preferred Stock”) for an aggregate purchase price of $1.0 billion in a private placement. On March 29, 2024, we issued the shares to Ayar pursuant to the 2024 Subscription Agreement and received aggregate gross proceeds of $1.0 billion.
The Redeemable Convertible Preferred Stock sold to Ayar pursuant to the 2024 Subscription Agreement were issued pursuant to our Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”) filed with the Secretary of State of the State of Delaware on March 28, 2024 and were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act.
Potential Impact of an Economic Downturn on our Business
A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, an economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”

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
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sale of the Lucid Air, including to open studios, hire a sales force, invest in marketing and brand awareness, and establish a robust service center operation. As of March 31, 2024, we have opened fifty studios and service centers (excluding temporary and satellite service centers): thirty-five in the United States (eleven in California, four in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, Texas, Virginia and Washington, and one in each of Colorado, Michigan, New Jersey and Pennsylvania), five in Canada, four in Germany, two in Switzerland, one in Netherlands, one in Norway, and two in Saudi Arabia. We also expect to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to deliver and service the Lucid electric vehicles we manufacture and sell.
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
Technology Innovation
We develop in-house battery and powertrain technology, which requires us to invest a significant amount of capital in research and development. The electric vehicle market is highly competitive and includes both established automotive manufacturers and new entrants. To establish market share and attract customers from competitors, we plan to continue to make substantial investments in research and development for the commercialization and continued enhancements of the Lucid Air, the development of the Gravity SUV program, and future generations of our electric vehicles and other products.

Inflationary Pressure
The U.S. and Saudi Arabia economies have experienced increased inflation. Our cost to manufacture a vehicle is heavily influenced by the cost of the key components and materials used in the vehicle, cost of labor, as well as cost of equipment used in our manufacturing facilities. As we continue our phased construction of our AMP-1 and AMP-2 facilities, any further increases in material and infrastructure equipment prices and cost of construction labor could lead to higher capital expenditures.

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$172,740	$149,432	$23,308	16%
We recognize vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, powertrain kits, retail merchandise, and regulatory credits.
Revenue increased by $23.3 million, or 16% for the three months ended March 31, 2024, as compared to the same period in the prior year. The increase was primarily driven by higher deliveries of the Lucid Air vehicles and $5.4 million increase in regulatory credit sales, partially offset by a lower average selling price of vehicles.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Cost of revenue	$404,796	$500,524	$(95,728)	(19)%
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
Cost of revenue decreased by $95.7 million, or 19% for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to the decreases in inventory write-downs and losses from firm purchase commitments, partially offset by higher sales of the Lucid Air vehicles. We continue to incur significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production. In the near term, we expect our production volume of vehicles to continue to be significantly less than our manufacturing capacity.
We recorded write-downs of $137.8 million and $227.0 million in the three months ended March 31, 2024 and 2023, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The decrease in the inventory write-downs and losses from firm purchase commitments was primarily due to decreases in overall inventory balances and obsolescence. The decreases in overall inventory balances and obsolescence were driven by lower purchases of raw materials in the three months ended March 31, 2024, compared to the same period in the prior year. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. For the three months ended March 31, 2024, the impact of the IRA on our results of operations was not material. We will continue to evaluate the expected future impact of the IRA on our business and financial statements as additional regulatory guidance is issued.

Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Research and development	$284,627	$229,803	$54,824	24%
Selling, general and administrative	213,232	168,770	44,462	26%
Restructuring charges	—	22,496	(22,496)	*nm
Total operating expenses	$497,859	$421,069	$76,790	18%
*nm - not meaningful
Research and Development
Our research and development efforts have primarily focused on the development of our battery and powertrain technology, the Lucid Air, the Gravity SUV program, and future generations of our electric vehicles. Research and development expenses consist primarily of materials, supplies and personnel-related expenses for employees involved in the engineering, designing, and testing of electric vehicles. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Research and development expenses also include prototype material, engineering, design and testing services, and allocated facilities costs, such as office and rent expense and depreciation expense, and other engineering, designing and testing expenses.
Research and development expense increased by $54.8 million, or 24% for the three months ended March 31, 2024, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $44.3 million ($34.7 million increase due to our growth in headcount and $9.6 million higher stock-based compensation expenses) and an increase of $12.8 million for prototype material, engineering, design and testing services, partially offset by a decrease of $8.7 million from lower utilization of contractors and professional fees.
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
Selling, general, and administrative expense increased by $44.5 million, or 26% for the three months ended March 31, 2024, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $20.6 million from our headcount growth as well as increases in sales and marketing expenses of $16.0 million and allocated facilities costs of $4.3 million.
Restructuring Charges
On March 28, 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We completed the Restructuring Plan in 2024.
Restructuring charges of $22.5 million for the three months ended March 31, 2023 was primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.

Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$27,054	$(40,802)	$67,856	(166)%
Change in fair value of equity securities of a related party	(19,933)	—	(19,933)	*nm
Interest income	50,631	40,005	10,626	27%
Interest expense	(7,501)	(7,108)	(393)	6%
Other income (expense), net	(1,007)	667	(1,674)	(251)%
Total other income (expense), net	$49,244	$(7,238)	$56,482	(780)%
*nm - not meaningful
Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the privately placed common stock warrants (the “Private Placement Warrants”) to purchase shares of Lucid Group common stock that were effectively issued upon the Closing in connection with the reverse recapitalization treatment of the Merger. Our common stock warrant liability is subject to remeasurement to fair value at each reporting period. Changes in the fair value of our common stock warrant liability were recognized in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement Warrants remained unexercised as of March 31, 2024. The liability was remeasured to fair value, resulting in a gain of $27.1 million and a loss of $40.8 million for the three months ended March 31, 2024 and 2023, respectively, and was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Common Stock Warrant Liability” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance). The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were initially measured at a fair value of $73.2 million and were remeasured to fair value of $60.8 million and $81.5 million as of March 31, 2024 and December 31, 2023, respectively. The change in fair value resulted in an unrealized loss of $19.9 million for the three months ended March 31, 2024, and was classified within change in fair value of equity securities of a related party in the condensed consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 16 “Related Party Transactions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Interest Income
Interest income increased by $10.6 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to higher book yield from our investments in available-for-sale securities.
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
Interest expense increased by $0.4 million for the three months ended March 31, 2024, as compared to the same period in the prior year, due to an increase of $1.4 million in interest expense primarily from the GIB credit facility, partially offset by an increase of $1.2 million in interest capitalized on construction in progress related to significant capital asset construction.

Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses. Our foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other income (expense), net decreased by $1.7 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to changes in foreign currency exchange rates.
Provision for Income Taxes
The following table presents our provision for income taxes for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Provision for income taxes	$188	$129	$59	46%

Our provision for income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, Lucid had $4.6 billion of cash, cash equivalents and investments. Since inception, our sources of cash are predominantly from proceeds received upon the completion of the Merger, the issuance of convertible debt and proceeds from equity offerings.
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
As of March 31, 2024, our total minimum lease payments are $483.8 million, of which $47.8 million is due in fiscal year 2024. We also have non-cancellable long-term commitments of $4.9 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 11 “Leases” and Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2024 and December 31, 2023, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.

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
Saudi Industrial Development Fund (“SIDF”) Loan Agreement
On February 27, 2022, Lucid, LLC, a limited liability company established in Saudi Arabia and our subsidiary (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with SIDF, a related party of Public Investment Fund (“PIF”), which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.3 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to us or any of our other subsidiaries.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of March 31, 2024 and December 31, 2023, no amount was outstanding under the SIDF Loan Agreement.
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
During the year ended December 31, 2022, we received support of SAR 366 million (approximately $97.3 million) in cash, of which $64.0 million was recorded as deferred liability within other long-term liabilities and $33.3 million was recorded as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet as of December 31, 2022. Subsequently, we recorded $64.0 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet as of December 31, 2023.
During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet as of December 31, 2023. As of March 31, 2024, we recorded $47.4 million as deferred liability within other long-term liabilities and $50.1 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.

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
As of March 31, 2024 and December 31, 2023, we had outstanding borrowings of SAR 272 million (approximately $72.5 million). The weighted average interest rate on the outstanding borrowings was 7.60% and 7.49% as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, availability under the GIB Credit Facility was SAR 726 million (approximately $193.6 million) and SAR 727 million (approximately $193.9 million), respectively, after giving effect to the outstanding letters of credit. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. The interest expense recorded during the three months ended March 31, 2024 and 2023 was not material. As of March 31, 2024 and December 31, 2023, we were in compliance with applicable covenants under the Amended GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of March 31, 2024 and December 31, 2023, we were in compliance with applicable covenants under the ABL Credit Facility.
As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $47.7 million and $45.4 million as of March 31, 2024 and December 31, 2023, respectively. Availability under the ABL Credit Facility was $360.6 million (including $146.0 million cash and cash equivalents) and $413.4 million (including $144.0 million cash and cash equivalents) as of March 31, 2024 and December 31, 2023, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
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

In June 2023, we completed the public offering pursuant to the Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated a private placement of shares to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion after deducting issuance costs. See Note 9 “Stockholders’ Equity” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.

In March 2024, we issued 100,000 shares of our Redeemable Convertible Preferred Stock, par value $0.0001 per share to Ayar pursuant to the 2024 Subscription Agreement and received aggregate gross proceeds of $1.0 billion. See Note 8 “Redeemable Convertible Preferred Stock” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $10.9 billion and $10.2 billion as of March 31, 2024 and December 31, 2023, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(516,745)	$(801,264)
Cash provided by (used in) investing activities	317,546	(28,716)
Cash provided by (used in) financing activities	997,202	(5,745)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$798,003	$(835,725)
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
Net cash used in operating activities decreased by $284.5 million to $516.7 million during the three months ended March 31, 2024, as compared to the same period in the prior year. The decrease was primarily due to an overall decrease in net operating assets and liabilities of $303.2 million, partially offset by an increase in net loss excluding non-cash expenses and gains of $18.7 million. The change in net operating assets and liabilities was mainly attributable to a decrease in inventory due to lower purchases and an increase in accounts receivable during the three months ended March 31, 2024, as compared to the same period in the prior year. We had $126.9 million accounts receivable, net as of March 31, 2024, compared to $51.8 million as of December 31, 2023. The increase in the accounts receivable, net primarily resulted from higher vehicle sales during the last month of the quarter and payment term associated with the EV Purchase Agreement.
Cash Provided by (Used in) Investing Activities
Our cash flows provided by (used in) investing activities primarily relate to purchases of investments and capital expenditures to support our growth.
Net cash provided by investing activities was $317.5 million during the three months ended March 31, 2024, compared to $28.7 million of net cash used in investing activities for the same period in the prior year. The change was primarily attributable to decrease in purchases of investments of $328.0 million during the three months ended March 31, 2024 compared to the same period in the prior year.
Cash Provided by (Used in) Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the At-the-Market Offering, the private placements to Ayar, convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.

Net cash provided by financing activities was $997.2 million during the three months ended March 31, 2024, compared to $5.7 million of net cash used in financing activities for the same period in the prior year. The change was primarily attributable to gross proceeds of $1.0 billion from the issuance of the Redeemable Convertible Preferred Stock during the three months ended March 31, 2024.
Critical Accounting Estimates
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
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of our operations.
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
Payment is typically received at the time of delivery or shortly after delivery of the vehicle to the customer, except for vehicle sales under the EV Purchase Agreement. Generally, control transfers to the customer at the time of delivery when the customer takes physical possession of the vehicle, which may be at a Lucid studio or other destination chosen by the customer. Our vehicle contracts do not contain a significant financing component. We have elected to exclude sales taxes from the measurement of the transaction price. We estimate the standalone selling price of all performance obligations by considering costs used to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of our performance obligations.
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

Vehicle Sales with Residual Value Guarantee
We provide a residual value guarantee (“RVG”) to our commercial banking partner in connection with its vehicle leasing program. Under the vehicle leasing program, we generally receive payment for the vehicle sales price at the time of delivery or shortly after delivery, do not bear casualty and credit risks during the lease term, and are contractually obligated (or entitled) to share a portion of the shortfall (or excess) between the resale value realized by the commercial banking partner and a predetermined resale value. At the lease inception, we are required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partner. The cash collateral is held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in other noncurrent assets, subject to asset impairment review at each reporting period.
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
We periodically review and record write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts, considering shelf-life and technological obsolescence of certain inventories. Our current and future demand forecasts are based on our historical sales, market share performance, macroeconomic factors and trends in quantities or prices of orders for our products. We evaluate whether raw materials are approaching the end of their shelf-lives or becoming technologically obsolete, and the likelihood that we will be able to use the raw materials in production. If our inventory on-hand is in excess of future demand forecast and market conditions, the excess amounts are provisioned or written-down.
Once inventory is written-down, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Redeemable Convertible Preferred Stock
Accounting for the Redeemable Convertible Preferred Stock requires an evaluation to determine if liability classification is required under ASC 480-10. Liability classification is required for freestanding financial instruments that are (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets, such as those that are mandatorily redeemable, (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares.

Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the control of the issuer to be classified as temporary equity. Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives, if any. Subsequent measurement of the carrying value of the Redeemable Convertible Preferred Stock is required as the instrument is probable of becoming redeemable. We accrete the Redeemable Convertible Preferred Stock to its redemption value at each reporting period end. In certain circumstances, the redemption price may vary based on changes in stock price, in which case we will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at each reporting period end.
Derivative Liability

In connection with the issuance of the Redeemable Convertible Preferred Stock, we evaluated the instruments for any features that must be bifurcated and separately accounted for as embedded derivatives. We concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the Redeemable Convertible Preferred Stock between (i) the host contract which is accounted for within mezzanine equity, and (ii) the bifurcated derivative liability. The proceeds from issuance will first be allocated to the fair value of the bifurcated derivative with the residual being allocated to the host contract. The bifurcated derivative will be remeasured to fair value each reporting period with changes in fair value recorded in earnings. We estimated the fair value of the derivative liability using a binomial lattice model. Inherent in a binomial lattice model are unobservable inputs and assumptions. The inputs for the valuation of the derivative liability included the volatility, credit spread, and term. Assumptions used in the valuation also take into account the contractual terms as well as the quoted price of our common stock in an active market. Significant changes in any of those inputs in isolation would result in significant changes to the fair value measurement. We remeasure the derivative liability at each reporting period and recognize the changes in fair value in the condensed consolidated statement of operations and comprehensive loss.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, equity price and inflationary pressure.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, restricted cash, and investments. We had cash, cash equivalents, restricted cash, and investments totaling $4.6 billion as of March 31, 2024. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of March 31, 2024, a hypothetical 100 basis point increase in interest rates would result in $12.9 million incremental decline in the fair market value of our portfolio.
Equity Price Risk
We hold equity securities of Aston Martin Lagonda Global Holdings plc. The fair value of these equity securities was $60.8 million as of March 31, 2024. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would decrease the fair value as of March 31, 2024 by $6.1 million.
Inflationary Pressure
The U.S. and Saudi Arabia economies have experienced increased inflation. Our cost to manufacture a vehicle is heavily influenced by the cost of the key components and materials used in the vehicle, cost of labor, as well as cost of equipment used in our manufacturing facilities. As we continue our phased construction of our AMP-1 and AMP-2 facilities, any further increases in material and infrastructure equipment prices and cost of construction labor could lead to higher capital expenditures.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.
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
•Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.
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
•The automotive industry has significant barriers to entry that we must overcome in order to manufacture and sell EVs at scale.
•The automotive market is highly competitive, and we may not be successful in competing in this industry.
•We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and the Gravity SUV program, which could harm our business and prospects.
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
•The issuance of additional shares of our common stock or other equity or equity-linked securities, including our Redeemable Convertible Preferred Stock, or sales of a significant portion of our common stock, could depress the market price of our common stock.
•We are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are not controlled companies.
•PIF and Ayar beneficially own a significant equity interest in us and have significant influence over us, which could decrease the relative ownership interest and voting power other holders of our common stock have over us.
•The holders of our Redeemable Convertible Preferred Stock are entitled to vote their shares of the Redeemable Convertible Preferred Stock on an as-converted to common stock basis and have rights to approve certain actions, which reduces the relative voting power of the holders of our common stock. The settlement of our obligations upon conversion, redemption, or repurchase of our Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders and may adversely affect the market price of our common stock.

•Our Redeemable Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are senior to the rights of, our common stockholders.
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
•anticipate and adapt to changing market conditions, including consumer demand for certain vehicle types, models or trim levels, technological developments and changes in competitive landscape; and
•successfully design, build, manufacture and market new variants and models of electric vehicles, such as the Gravity SUV program.
We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.
We have incurred net losses each year since our inception, including net loss of $680.9 million for the three months ended March 31, 2024. As of March 31, 2024, our accumulated deficit was $10.9 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Gravity SUV program and other future products); raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. Increased competition and adverse economic conditions have in the past and may continue in the future to require us to spend additional resources to attract customers, which in turn may result in higher marketing and incentive expenses. Furthermore, lower production and sales volumes may result in an inability to fully utilize our purchase commitments with suppliers which could result in increased costs and excess inventory as well as potential inventory write-offs. In addition, we have incurred and expect to continue to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities and undertaking product recalls. As a company, we have limited historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.
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
Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.
Delays in customer deliveries, delays in the availability of options, potential changes in customer preferences, competitive developments, increased interest rates, negative publicity, decreased demand for electric vehicles, and other factors could result in failure to attract customers, failure to complete the purchase process with customers, and customer cancellation. Increases in interest rates could make financing unaffordable for segments of our customer base and any event or incident which generates negative media coverage about us or the safety or quality of our vehicles could result in failure to attract customers, failure to complete the purchase process, and customer cancellations. In addition, if we encounter delays in customer deliveries of the Lucid Air that further lengthen wait times or in the event of negative media coverage, a significant number of orders may be cancelled. As such, no assurance can be given that the purchase process will be completed, orders will not be cancelled, and orders will ultimately result in the final purchase, delivery and sale or lease of vehicles.
A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events including the evolving conflicts in the Middle East, public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Because of our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand.

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

Our sales will depend in part on our ability to establish and maintain confidence in our long-term business prospects among consumers, the investment community and others within our industry.
Consumers may be less likely to purchase our products if they do not believe that our business will succeed or that our operations, including service and customer support operations, will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, to build, maintain and grow our business, we must establish and maintain confidence among customers, suppliers, the investment community and other parties with respect to our liquidity and long-term business prospects.
Maintaining such confidence may be particularly difficult as a result of many factors, including our limited operating history, others’ unfamiliarity with our products, uncertainty regarding the future of electric vehicles, any delays in scaling production, delivery and service operations to meet demand, competition and our production and sales performance compared with market expectations. Many of these factors are largely outside of our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital in the future. In addition, as discussed above, a significant number of new electric vehicle companies have recently entered the automotive industry, which is an industry that has historically been associated with significant barriers to entry and a high rate of failure. If these new entrants or other traditional automotive manufacturers now producing electric vehicles become insolvent or are perceived to likely become insolvent, discontinue production of electric vehicles, produce vehicles that do not perform as expected or otherwise fail to meet expectations, such failures may have the effect of increasing scrutiny of others in the industry, including us, and further challenging customer, supplier and the investment community’s confidence in our long-term prospects.
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
•difficulties controlling costs and potential loss of funding, including as a result of delays in the construction or ramp-up of operations at AMP-2;
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
•political instability, natural disasters, pandemics, wars, global conflicts or other geopolitical events (including the conflict in the Middle East, which is affecting shipping routes in that region directly and consequently globally), or events of terrorism; and
•the strength of international economies.
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
We expect to benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, production tax credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California and Arizona. We may also benefit from government loan programs. Any reduction, elimination or selective application of tax and other governmental programs and incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. For example, beginning in 2023, the Inflation Reduction Act of 2022 eliminated the $7,500 federal sales tax credit for sedans that have a manufacturer’s suggested retail price over $55,000, although a tax credit remains available for vehicles that are leased rather than purchased. See “— Failure to attract customers and complete the purchase process, and cancellation of orders.”
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
We offer leasing and financing of our vehicles to potential customers through third-party financing partners and intend to do the same in new markets, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers. Furthermore, because we have only sold a limited number of vehicles and only a limited secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and, if the actual resale value of our vehicles is lower than anticipated, it would make providing leasing terms that appeal to potential customers through such third-party financing partners more difficult. We believe that the ability to offer attractive leasing and financing options is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles.
Furthermore, offering leasing and financing alternatives to customers could expose us to regulatory risks commonly associated with the extension of consumer credit. Competitive pressure and challenging markets could increase credit risk through leases and loans to financially weak customers, extended payment terms, and leases and loans into new and immature markets, and any such credit risk could be further heightened in light of the economic uncertainty and any economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events, or public crises. If we are unable to provide leasing and financing arrangements that appeal to potential customers in a timely manner, or if the provision of such arrangements exposes us to excessive consumer credit risk or regulatory risk, our business, competitive position, results of operations and financial condition could be adversely affected.

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
Our vehicles are designed with advanced driver assistance system (“ADAS”) hardware and software. We have released a Lucid Air software update, and expect to launch the Gravity SUV program, with Level 2 (partial automation) ADAS functionality, which we plan to upgrade with additional capabilities over time. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by the National Highway Traffic Safety Administration (“NHTSA”) that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
In addition, we face substantial competition in the development and deployment of ADAS technologies. Many of our competitors, including established automakers and technology companies, have devoted significant time and resources to developing self-driving technologies. If we are unable to develop competitive Level 2 or more advanced ADAS technologies in-house or acquire access to such technologies via partnerships or investments in other companies or assets, we may be unable to equip our vehicles with competitive ADAS features, which could damage our brand, reduce consumer demand for our vehicles and could have a material adverse effect on our business, results of operations, prospects and financial condition.
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
Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and the Gravity SUV program, which could harm our business and prospects.
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
Many of our vehicles, including the Gravity SUV program and our midsize platform, are still in the development and/or testing phase, and may occur later than expected or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of our Arizona and Saudi Arabia manufacturing facilities, or other future manufacturing facilities.

Furthermore, we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities. We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times. These challenges have affected our ability, and the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances have resulted in increased costs and delays to the construction and expansion of our facilities. We expect that the risk of unexpected disruptions will continue for the foreseeable future. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
Any significant delay or other complication in the production of the Lucid Air or the development, manufacture, launch and production ramp of our future products, features and services, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining related regulatory approvals, or inability to manage such ramps cost-effectively, could materially damage our brand, business, prospects, financial condition and results of operations.
The continued development of and the ability to manufacture our vehicles, including the Lucid Air and the Gravity SUV program, are and will be subject to risks, including with respect to:
•our ability to ensure ongoing readiness of firmware features and functions to be integrated into the Lucid Air as planned and on the desired timeline;
•our ability to finalize release candidate specifications for the Gravity SUV program as planned and on the desired timeline;
•any delays by us in delivering final component designs to our suppliers or any changes to such component designs;
•our or our suppliers’ ability to successfully tool manufacturing facilities as planned and on the desired timeline;
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
We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times. We expect that these industry-wide trends may continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment, including electrical and mechanical equipment for AMP-2 and the phase 2 expansion of AMP-1, on a timely basis for the foreseeable future, and may result in increased costs. Changes in our supply chain or production needs in order to meet our quality targets and development timelines as well as due to design changes have resulted in cost increases from our suppliers.
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
Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, global conflicts or other geopolitical events, governmental changes, tariffs, natural disasters, health epidemics, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. For example, some of the shipping routes in the Red Sea have been affected by the ongoing conflict in the Middle East resulting in delays in delivery of components and an increase in shipping costs globally. Such disruptions or increase in costs could have a material adverse impact on our business, including our ability to timely manufacture and distribute our products in a cost-effective manner and adversely affect our results of operations and financial condition.
In addition, we have identified certain of our suppliers, including certain suppliers we deem critical, as having poor financial health or being at risk of bankruptcy. Although we routinely review our suppliers’ financial health and attempt to identify alternate suppliers where possible, the loss of any supplier, particularly a single- or limited-source supplier, or the disruption in the supply of components from our suppliers, could lead to vehicle design changes, production delays, idle manufacturing facilities and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles, any of which could result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, if our suppliers experience substantial financial difficulties, cease operations or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity, which could have an additional adverse effect on our liquidity and financial condition.
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
Furthermore, our ability to manufacture our vehicles depends on continuing access to semiconductors and components that incorporate semiconductors. We have experienced in the past and may experience an impact on our operations as a result of another semiconductor supply shortage, and such shortage could in the future have a material impact on us or our suppliers, which could delay or reduce planned production levels of the Lucid Air or planned future vehicles, impair our ability to continue production once started or force us or our suppliers to pay exorbitant rates for continued access to semiconductors, any of which could have a material adverse effect on our business, prospects and results of operations. In addition, prices and transportation expenses for these materials fluctuate depending on many factors beyond our control, including fluctuations in supply and demand, foreign currency fluctuations, tariffs and taxes, fluctuations in energy prices and shortages in petroleum or natural gas supply, freight charges and other economic and political factors. These risks could be further magnified by geographical developments, global conflicts or other geopolitical events, including the conflict in the Middle East, which is affecting shipping routes in that region directly and consequently globally. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase product prices in response to increased material costs could result in lower demand for our vehicles and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.
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
While we have completed the initial phase and portions of the second phase of construction at AMP-1, and the SKD portion of AMP-2, tooling our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. In addition, we may encounter problems or disputes with our vendors for a variety of reasons, including for reasons beyond our control, and such disputes, with or without merit, could also cause significant delays and cost overruns. These risks could be increased because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commencement of commercial production at AMP-1 and SKD production at AMP-2, we have hired and trained and continue to hire, retain, and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial or SKD production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of orders for the Lucid Air and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of the Gravity SUV program or other future vehicles, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations. For example, a portion of our manufacturing facility in Casa Grande, Arizona, was not constructed in accordance with the contractual requirements. The facility is capable of supporting current production volumes, but it will require repair or remediation to support future production volumes. We have begun to repair or remediate these issues where possible without impacting manufacturing, and we plan to address the bulk of such repairs or remediation as part of the phased build-out of our Casa Grande facility. Although we do not currently expect that we will be required to take vehicle production offline or reduce our planned manufacturing volumes, the repairs or remediation are expected to entail significant costs, and we may be unable to recover some or all of such costs from the applicable contractor(s).
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

Unexpected malfunctions of the manufacturing plant components may significantly decrease our operational efficiency, including by forcing manufacturing shutdowns in order to conduct repairs or troubleshoot manufacturing problems. Our facilities may also be harmed or rendered inoperable by natural or man-made disasters, including but not limited to earthquakes, tornadoes, flooding, fire, power outages, sandstorms, environmental hazards and remediation, costs associated with decommissioning of equipment, labor disputes and strikes, lack of availability of qualified construction labor, difficulty or delays in obtaining governmental permits and licenses, damages or defects in electronic systems, industrial accidents or health epidemics, which may render it difficult or impossible for us to manufacture our vehicles for some period of time. The inability to produce our vehicles or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all, based on insurance market conditions or our evolving risk profile. Should operational risks materialize, they may result in the personal injury to or death of our workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, global conflicts or other geopolitical events or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, satisfy the requirements of customers and potential customers or fully utilize our purchase commitments with suppliers. For example, as result of the ongoing conflict in the Middle East, we have experienced an impact on our shipping routes in the Red Sea, which has resulted in shipping delays and increased shipping costs globally. Any failure to develop, implement and maintain such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we ramp production of the Lucid Air and begin production of the Gravity SUV program, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

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
At the U.S. federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including with respect to data privacy and cybersecurity) (“FTC”) and the Gramm Leach Bliley Act (which regulates the confidentiality and security of customer information obtained by financial institutions, including non-banking financial institutions such as mortgage brokers, motor vehicle dealers, and payday lenders). Our financial services program, for example, will be subject to, among other applicable laws and regulations, the Safeguards Rule, as recently amended by the FTC (the “FTC Safeguards Rule”), which, among other things, requires non-banking financial institutions to design and implement safeguards to protect customer information, and the financial data collected as part of the financial services program consequently requires additional security and administrative controls. Additionally, there has been increasing regulatory scrutiny from the SEC with respect to adequately disclosing risks concerning cybersecurity and data privacy, which increases the risk of investigations into the cybersecurity practices, and related disclosures, of companies within its jurisdiction, which at a minimum can result in distraction of management and diversion of resources for targeted businesses. On July 26, 2023, the SEC adopted new cybersecurity disclosure rules (the “SEC Cybersecurity Disclosure Rules”) for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports.

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
We post public privacy policies and other documentation regarding our collection, use, disclosure, and other processing of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences or subject us to potential local, state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with applicable privacy notices or applicable data privacy laws, regulations, standards, policies, or contractual obligations could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
We are also impacted by regulations obligating us to share vehicle repair-related information, including location information, with third parties, including repair shops and repair tool hardware developers, under what are commonly called “right-to-repair” laws, including Massachusetts. Other state, federal, and foreign jurisdictions are exploring expanding right-to-repair obligations in this area as well. Furthermore, some entities within the U.S. federal government, including certain members of Congress and the NHTSA, have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe (“UNECE”) has introduced regulations governing connected vehicle cybersecurity in the European Union (“EU”) which are mandatory for all new vehicle types from July 2022 and all new vehicles produced from July 2024. Similar regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect our business in European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulations.
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
Our success is substantially dependent upon the continued service and performance of our senior management team. Our employees, including our senior management team, are generally at-will employees, and therefore may terminate employment with us at any time with no advance notice. It is always possible that we could lose some key employees, especially if we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, or if the volatility of our stock price increases. In addition, any restructuring plan, which involves the reduction of our employee workforce, may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. Any such restructuring plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The replacement of any members of our senior management team or other key employees likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, but not limited to, in particular, engineers, and Arizona, where we have a substantial presence and a need for, among others, a large skilled repair, logistics, supply chain, and manufacturing workforce. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of global conflicts and other geopolitical events. Our inability to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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
At various jurisdictional levels, we are or will be subject to complex and evolving environmental, manufacturing, health and safety laws and regulations, including laws relating to the use, handling, storage, recycling, disposal and human exposure to lithium-ion batteries and hazardous materials and with respect to constructing, expanding and maintaining our facilities. The costs of compliance, including remediating contamination, if any, for our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our facilities, which could affect our ability to continue our operations. Such costs and delays may adversely impact our business prospects and operations. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.

In addition, motor vehicles and associated service activities are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Lucid Air, Gravity SUV program and any future vehicles will be subject to such regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency, NHTSA, other federal agencies, various state agencies and various state boards; and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time-to-time, and we could become subject to additional regulations in the future, which could increase the effort and expense of compliance. Federal, state and local laws and industrial standards for electric vehicles are still developing, and we face risks associated with changes to these regulations, which could have an impact on the adoption of electric vehicles. In addition, increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to adopt regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote electric vehicles. If compliance results in delays or substantial expenses, our business could be adversely affected.
We currently are, and expect to become, subject to laws and regulations applicable to the supply chain, manufacture, import, sale and service of automobiles in an increasing number of international jurisdictions. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, transportation of dangerous goods, fuel economy and emissions, battery recycling, among other things, are often materially different from requirements in the United States and also evolving. For example, the European Union has enacted a Battery Regulation that substantively goes into effect for Lucid vehicles and batteries delivered in Europe beginning August 2024, with increasing requirements for the durability, marking and recycled content of the high-voltage batteries in our vehicles in subsequent years, among other things. Therefore, compliance with such regulations will require additional time and resources to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all, and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.
We may face regulatory limitations on our ability to sell vehicles directly, which could materially and adversely affect our ability to sell our vehicles.
Our business plan includes the direct sale of vehicles to retail consumers, both at retail locations and over the internet. The laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license to sell new motor vehicles within the state, and many states prohibit manufacturers or their affiliates from becoming licensed dealers and directly selling new motor vehicles to retail consumers from within that state. In addition, most states require that we have a physical dealership location in the state before we can be licensed as a dealer. Currently, we are licensed as a motor vehicle dealer in several states. In some states, we have also opened or expect to open Lucid studios to educate and inform customers about our vehicles, but those Lucid studios will not actually transact in the sale of vehicles. The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so.
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
For example, beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly-owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint named as defendants Lucid Motors and the Company’s chief executive officer, and generally alleged that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The Complaint sought certification of the action as a class action as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. The District Court granted defendants’ motion to dismiss on January 11, 2023, with plaintiffs being provided the ability to seek leave to amend. On June 29, 2023, the District Court denied plaintiffs’ motion for leave to amend, dismissed the lawsuit and terminated the case. On July 28, 2023, plaintiffs appealed the District Court’s decisions to the Ninth Circuit Court of Appeals. Currently, the parties are litigating the case on appeal.
In addition, two separate purported shareholders of the Company filed shareholder derivative actions, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California federal court, captioned Sahr Lebbie v. Peter Rawlinson, et al., Case No. 4:22-cv-00531-YGR (N.D. Cal.) (filed on January 26, 2022) and Zsata Williams-Spinks v. Peter Rawlinson, et al., Case No. 4:22-cv-01115-YGR (N.D. Cal.) (filed on February 23, 2022). The complaint also named the Company as a nominal defendant. Based on allegations that are similar to those in the Consolidated Class Action, the Lebbie complaint asserted claims for unjust enrichment, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets and a claim for contribution under Sections 10(b) and 21D of the Exchange Act in connection with the Consolidated Class Action and the Williams-Spinks complaint asserted claims for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, contribution under Sections 10(b) and 21D of the Exchange Act, and aiding and abetting breach of fiduciary duty in connection with the Consolidated Class Action. The complaints sought compensatory damages, interest thereon, certain corporate governance reforms, and attorneys’ fees and expenses. On April 29, 2022, the District Court consolidated the two actions into In re Lucid Group, Inc. (f/k/a Churchill Capital Corp IV) Derivative Litigation, Case No. 4:22-cv-00531-YGR (N.D. Cal.) (the “Consolidated Derivative Action”). On May 25, 2022, the District Court then stayed the Consolidated Derivative Action pending developments in the Consolidated Class Action. On December 12, 2023, given that the Consolidated Class Action was dismissed by the trial court and appealed to the Ninth Circuit Court of Appeals, the District Court administratively closed the Consolidated Derivative Action for statistical purposes but reminded the parties of their obligations under the stay. On April 29, 2022, the District Court consolidated the two actions into In re Lucid Group, Inc. (f/k/a Churchill Capital Corp IV) Derivative Litigation, Case No. 4:22-cv-00531-YGR (N.D. Cal.) (the “Consolidated Derivative Action”). On May 25, 2022, the District Court then stayed the Consolidated Derivative Action pending developments in the Consolidated Class Action. On December 12, 2023, given that the Consolidated Class Action was dismissed by the trial court and appealed to the Ninth Circuit Court of Appeals, the District Court administratively closed the Consolidated Derivative Action for statistical purposes but reminded the parties of their obligations under the stay.

On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The consolidated complaint names as defendants Lucid Group, Inc. and the Company’s chief executive officer and chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021 and August 3, 2022. The consolidated complaint seeks certification of the action as a class action, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. Defendants filed a Motion to Dismiss on February 23, 2023, which is pending before the court. Defendants believe that the plaintiffs’ claims are without merit and intend to defend themselves vigorously, but they cannot ensure that their efforts to dismiss the consolidated complaint will be successful or that they will avoid liability in this matter.
In addition, on July 11, 2022, a purported shareholder of the Company filed a shareholder derivative action, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California state court, captioned Floyd Taylor v. Glenn August, et al., Superior Court, Alameda County, Case No. 22CV014130. The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the In re Lucid Group, Inc. Securities Litigation action, the Taylor complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and aiding and abetting a breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, interest, and attorneys’ fees and expenses. On September 12, 2022, the Superior Court stayed the action until the earliest occurrence of certain events, including, among other things, a resolution on the Motion to Dismiss in the In re Lucid Group, Inc. Securities Litigation case. The Taylor action remains stayed, and the Company is advancing defendants’ fees and expenses incurred in their defense of the action.
Moreover, on March 25, 2021, the Illinois Automobile Dealers Association, Chicago Automobile Trade Association, Peoria Metro New Car Dealers Association, Illinois Motorcycle Dealers Association, and 241 individual motor vehicle dealers filed an action against the Office of the Illinois Secretary of State (“SOS”), Jesse White, in his official capacity as the Illinois Secretary of State; Lucid USA, Inc. (“Lucid USA”); and other defendants, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 2021CH01438. The suit generally alleges that Illinois law does not permit manufacturers to obtain licenses as motor vehicle dealers. Plaintiffs seek to prevent Lucid from engaging in the sale of motor vehicles directly to consumers. The SOS granted Lucid USA a dealer’s license on June 3, 2021. In December 2022, the Court granted Defendants’ Motion to Dismiss. Plaintiffs subsequently appealed to the Illinois First District Appellate Court. and the parties continue to litigate the case on appeal.
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
Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona and Saudi Arabia manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, hazardous materials, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air and the Gravity SUV program, which could harm our business and prospects.”
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
We have funded our operations since inception primarily through equity and debt financings. For example, we issued $2.0 billion of 1.25% convertible senior notes due 2026 in December 2021 (the “2026 Notes”), entered into a credit agreement that provides for a $1.0 billion senior secured asset-based revolving credit facility in June 2022 (the “ABL Credit Facility”), completed an “at-the-market” equity offering program for aggregate net proceeds of $594.3 million after deducting commissions and other issuance costs and consummated a private placement of common stock to Ayar for aggregate proceeds of $915.0 million in December 2022. In addition, we have, through our subsidiary, entered into a loan agreement with the Saudi Industrial Development Fund for an aggregate principal amount of up to SAR 5.19 billion in February 2022 (the “SIDF Loan Agreement”) and also entered into a revolving credit facility agreement with Gulf International Bank for an aggregate principal amount of SAR 1 billion in April 2022, which was amended in March 2023 (as amended, the “Amended GIB Facility Agreement”). In June 2023, we completed an underwritten public offering of common stock for aggregate net proceeds of $1.2 billion and consummated a private placement to Ayar for aggregate net proceeds of $1.8 billion, after deducting issuance costs. We also consummated a private placement of Redeemable Convertible Preferred Stock to Ayar for aggregate gross proceeds of $1.0 billion in March 2024. We anticipate that we will continue to need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to certain employees through “net settlement,” i.e., by remitting the Company’s cash to satisfy the tax withholding obligation and simultaneously withholding a number of the vested shares on each vesting date with a value equal to that remitted cash. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
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
We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, including as a result of inflation, government closures of banks and liquidity concerns at other financial institutions, interest rate changes, global conflicts or other geopolitical events, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations and financial condition.
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
In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible debt such as the 2026 Notes. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2020-06 for the year ended December 31, 2021, including interim periods within that fiscal year.
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
Servicing our current and future debt and potential payment obligations in certain circumstances under the terms of our Redeemable Convertible Preferred Stock may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness or satisfy our payment obligations. Our payment obligations under such indebtedness and, if applicable, our Redeemable Convertible Preferred Stock may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.
In December 2021, we issued $2.0 billion principal amount of 2026 Notes and have entered into several credit facilities in 2022. See Note 6 “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness from time-to-time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, our obligations under the
Redeemable Convertible Preferred Stock and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or preferred stock or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any current or future indebtedness or preferred stock will depend on the capital markets and our financial condition at such time. Our obligations to the holders of our Redeemable Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
In addition, our indebtedness and our obligations under our Redeemable Convertible Preferred Stock, combined with our other existing and future financial obligations and contractual commitments, could have other important consequences. For example, it could:
•    make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•    limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•    place us at a disadvantage compared to our competitors who have less debt or other obligations;
•    limit our ability to borrow or raise additional amounts to fund acquisitions, for working capital and for other general corporate purposes; and
•    make an acquisition of our company less attractive or more difficult.
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
Further, shares of our common stock are subordinate in right of payment to all of our current and future debt and Redeemable Convertible Preferred Stock. We cannot assure that there would be any remaining funds for any distribution to our stockholders after the payment of all of our debt or, in the case of our Redeemable Convertible Preferred Stock, payment of all of our obligations upon liquidation or, in certain limited circumstances where cash settlement is required, our obligations upon mandatory conversion, optional redemption or a fundamental change. See “—We may be unable to raise the funds necessary to pay the cash amounts due upon mandatory conversion, redeem our Redeemable Convertible Preferred Stock or repurchase the Redeemable Convertible Preferred Stock upon a fundamental change.”
Any of these factors could harm our business, results of operations and financial condition. In addition, if we incur additional indebtedness or issue additional Redeemable Convertible Preferred Stock, the risks related to our business and our ability to service or repay our indebtedness would increase.
We have incurred and may still incur substantially more debt.
We and our subsidiaries have incurred and may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The ABL Credit Facility and Certificate of Designations imposes certain restrictions on our ability to incur additional debt, but we are not restricted under the terms of the indenture governing our 2026 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of such indenture governing our 2026 Notes that could have the effect of diminishing our ability to make payments on our 2026 Notes when due.
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

We may be unable to raise the funds necessary to repurchase the 2026 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the 2026 Notes or pay cash upon their conversion.
Noteholders may, subject to a limited exception, require us to repurchase their 2026 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, such as the covenants in the ABL Credit Facility and Certificate of Designations, may restrict our ability to repurchase the 2026 Notes or pay any cash amounts due upon conversion. Our failure to repurchase 2026 Notes or pay any cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2026 Notes.
We may be unable to raise the funds necessary should any cash amounts become payable upon mandatory conversion or in connection with a fundamental change or optional redemption in relation to our Redeemable Convertible Preferred Stock.
In March 2024, we issued 100,000 shares of our Redeemable Convertible Preferred Stock. The holders of our Redeemable Convertible Preferred Stock have the right to receive payment in cash upon a mandatory conversion or redemption at our option, or upon the occurrence of a fundamental change (as defined in the Certificate of Designations), if certain liquidity conditions are not satisfied. In general, we are entitled to exercise a mandatory conversion right regarding the Redeemable Convertible Preferred Stock to convert into shares of common stock after the third anniversary of the date of original issuance if the daily VWAP (as defined in the Certificate of Designations) has been at least 200% of the Conversion Price (as defined above) for at least twenty (20) trading days (whether or not consecutive) during any thirty (30) consecutive trading day period (including the last day of such period), and we are entitled to redeem all or any portion of the Redeemable Convertible Preferred Stock on or after the fifth anniversary of the date of original issuance at a redemption price specified in the Certificate of Designations.
The holders of our Redeemable Convertible Preferred Stock also have the right to receive certain Minimum Consideration (as defined below) upon a mandatory conversion, optional redemption, fundamental change or liquidation event. While we largely can control the occurrence of such events, if we are required to cash settle any of these obligations as a result of the liquidity conditions not being met, the amount of such cash settlement is subject to factors beyond our control and we cannot presently predict the amount of such cash settlement, which increases over time is not subject to any cap or limitation. A requirement to cash settle any obligations in relation to the Redeemable Convertible Preferred Stock may have a material adverse effect on our business, prospects, results of operations and financial condition. See “—The settlement of our obligations upon conversion, optional redemption or required repurchase of our Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders and the number of shares of common stock issuable upon mandatory conversion, optional redemption or fundamental change is presently indeterminable.”

The settlement of our obligations upon conversion, optional redemption or required repurchase of our Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders and the number of shares of common stock issuable upon mandatory conversion, optional redemption or fundamental change is presently indeterminable.
The Redeemable Convertible Preferred Stock is convertible into our common stock at an initial conversion price of $3.5952 per share (the “Conversion Price”). The Conversion Price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event. Dividends on the Redeemable Convertible Preferred Stock are payable at an initial rate of 9% per annum in the form of dividends compounding on a quarterly basis. Such compounded dividends are not subject to any cap or sunset provisions and can accrue into perpetuity. At issuance, the Redeemable Convertible Preferred Stock was initially convertible into 278.15 million shares of common stock, representing approximately 12% of our then issued and outstanding common stock. Holders of the Redeemable Convertible Preferred Stock may convert their shares (a) at any time that the closing price per share of our common stock on the trading day immediately preceding the date of the relevant notice of conversion is at least $5.50 (subject to certain adjustments), unless we otherwise consent to such conversion in our sole discretion, or (b) in all events during certain specified periods relating to a fundamental change or optional redemption by us. The number of shares of common stock issuable upon conversion (other than a mandatory conversion) in the future, subject to certain exceptions, is determined by dividing (i) the applicable Accrued Value (as defined in the Certificate of Designations) as of the conversion date by (ii) the applicable Conversion Price in effect as of such conversion date. As such, the number of shares of common stock issuable upon conversion may continue to increase in perpetuity as each of the compounded dividends increases the Accrued Value. Meeting these conversion obligations could impact our financial condition, liquidity, ability to obtain additional financing, or ability to allocate resources to addressing other aspects of our business including addressing the interests of the holders of our common stock. Except in the case of a mandatory conversion for which we elect (or are required) to satisfy our conversion obligation in cash (as further described under “—We may be unable to raise the funds necessary should any cash amounts become payable upon mandatory conversion or in connection with a fundamental change in relation to our Redeemable Convertible Preferred Stock, or to optionally redeem our Redeemable Convertible Preferred Stock”), any conversion of the Redeemable Convertible Preferred Stock will also increase the number of shares of our common stock available for public trading, which could adversely affect prevailing market prices of our common stock.
In addition, the holders of the Redeemable Convertible Preferred Stock may also be entitled to receive “Minimum Consideration” in certain situations in the case the Company exercises its rights in respect of a mandatory conversion or optional redemption or in the case of a fundamental change (as defined in the Certificate of Designations). Such Minimum Consideration is determined by multiplying the Accrued Value by the relevant percentage set forth in the Certificate of Designations based on the number of months that have elapsed since the initial issuance of the Redeemable Convertible Preferred Stock. In the event that the Minimum Consideration exceeds the Accrued Value, we would be required to pay or deliver, as the case may be, consideration having a value in excess of Accrued Value in order to redeem or refinance the Redeemable Convertible Preferred Stock. If an event occurs that requires us to deliver Minimum Consideration, the number of shares of common stock issuable to satisfy such obligation is presently indeterminable and, in particular if our stock price is substantially below the initial conversion price, meeting such common stock issuance obligation may result in significant dilution to the common stockholders which could have a material adverse effect on the market prices of our common stock and on our financial condition, liquidity, and ability to obtain additional financing. In addition, the holders of the Redeemable Convertible Preferred Stock may also be entitled to receive Minimum Consideration in the event of our liquidation, dissolution or winding up, which may reduce or eliminate the value of any remaining assets for distribution to common stockholders in such an event.
The holders of our Redeemable Convertible Preferred Stock are entitled to vote on an as-converted to common stock basis and have rights to approve certain actions, which reduces the relative voting power of the holders of our common stock.
The holders of our Redeemable Convertible Preferred Stock are entitled to vote, on an as-converted basis together with holders of our common stock, the number of votes (subject to a voting cap in accordance with Nasdaq listing rules) equal to the number of whole shares of common stock into which the shares of the Redeemable Convertible Preferred Stock held by such holder are convertible on the record date for determining stockholders entitled to vote on such matter, which reduces the relative voting power of our common stockholders.
In addition, as long as at least 10% of the aggregate number of shares of the Redeemable Convertible Preferred Stock originally issued remain outstanding, and subject to certain other conditions, holders of the Redeemable Convertible Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the Redeemable Convertible Preferred Stock, authorizations or issuances by us of capital stock that ranks senior or equal to the Redeemable Convertible Preferred Stock with respect to dividends or distributions on liquidation or the terms of which provide for cash dividends (other than the common stock), winding-up or dissolution, and decreases in the number of authorized shares of the Redeemable Convertible Preferred Stock.
As a result of these consent and voting rights of the Redeemable Convertible Preferred Stock, holders of the Redeemable Convertible Preferred Stock have significant power to influence the outcome over any matter submitted for the vote of the holders of our common stock and to influence certain matters affecting our governance and capitalization.

Our Redeemable Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are senior to the rights of, our common stockholders.
The Redeemable Convertible Preferred Stock ranks senior to the common stock with respect to dividends and distributions of assets upon the Company’s liquidation, dissolution or winding up. In addition, the Redeemable Convertible Preferred Stock creates substantial obligations upon us in the case of a conversion, mandatory conversion, optional redemption, fundamental change or liquidation event that may have an adverse effect upon our financial condition and the interests of the holders of our common stock. The Redeemable Convertible Preferred Stock ranks senior to the common stock with respect to dividends substantially limits our ability to issue parity securities, junior securities or cash dividend securities, and may in some circumstances limit our ability to pay dividends on our common stock. Furthermore, the Certificate of Designations also provides that as long as Ayar owns at least 50% of the Redeemable Convertible Preferred Stock, we will comply with certain debt incurrence covenants in our ABL Credit Facility.
Holders of the Redeemable Convertible Preferred Stock also have rights to a guaranteed Minimum Consideration in the event that the Company exercises its right to mandatory conversion or optional redemption of the Redeemable Convertible Preferred Stock, and in the event of a fundamental change or liquidation event. See “—The settlement of our obligations upon conversion, optional redemption or required repurchase of our Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders and the number of shares of common stock issuable upon mandatory conversion, optional redemption or fundamental change is presently indeterminable.” In addition, holders of our Redeemable Convertible Preferred Stock have the right to receive payment in cash upon a mandatory conversion, optional redemption or a fundamental change if certain liquidity conditions are not satisfied. See “—Servicing our current and future debt and potential payment obligations in certain circumstances under our Redeemable Convertible Preferred Stock may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness. Our payment obligations under such indebtedness and, if applicable, our Redeemable Convertible Preferred Stock may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business or otherwise adversely affect our results of operations” and “—We may be unable to raise the funds necessary should any cash amounts become payable upon mandatory conversion or in connection with a fundamental change or optional redemption in relation to our Redeemable Convertible Preferred Stock.”
We may be unable to draw down the full amounts available under the ABL Credit Facility, the SIDF Loan Agreement and the Amended GIB Facility Agreement.
The ABL Credit Facility has an initial aggregate principal commitment amount of up to $1.0 billion. However, availability of the committed amounts under the ABL Credit Facility is subject to the value of the eligible borrowing base and certain debt compliance covenants in the Certificate of Designations. We are currently able to draw down only a portion of the full amount available under the ABL Credit Facility. In addition, there is no guarantee that we will have sufficient eligible borrowing base in the future to be able to draw down the full amount available under the ABL Credit Facility. In addition, amounts committed under the SIDF Loan Agreement and the Amended GIB Facility Agreement are only available for certain specific purposes and subject to conditions on drawdowns. Any inability to draw down the full amounts committed under these facilities, should the need arise, may have an adverse effect on our cash flows and liquidity.
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
We expect our period-to-period financial results to vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period-to-period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new incentives or product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of the Lucid Air and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles in all of our markets, including price adjustments and/or incentives; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, both nationally and locally; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; or investment in expansion to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of March 31, 2024, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of March 31, 2024, we maintain a full valuation allowance for our net deferred tax assets.
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
•the volume of our common stock available for public sale, including as a result of conversion of our 2026 Notes or our Redeemable Convertible Preferred Stock;
•any major change in our Board or management;
•sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•general economic and political conditions, such as recessions, interest rates, inflation, government closures of banks and liquidity concerns at other financial institutions, changes in diplomatic and trade relationships, fluctuations in foreign currency exchange rates, acts of war or terrorism, and natural disasters; and
•other risk factors listed in this section “Risk Factors.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the 2026 Notes regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including global conflicts and other geopolitical events, natural disasters, and any other global pandemics, as well as general economic, political and market conditions such as recessions, inflation, government closures of banks and liquidity concerns at other financial institutions, or interest rate changes, may seriously affect the market price of our common stock and other securities, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
Future issuances of shares of our common stock, or of securities convertible into or exercisable for our common stock, could depress the market price of our common stock and result in significant dilution for holders of our common stock. The exercise of our outstanding warrants and options, the vesting and settlement of our restricted stock units and/or the conversion of our 2026 Notes or of our Redeemable Convertible Preferred Stock would result in additional dilution to holders of our common stock. Similarly, the redemption or repurchase of our Redeemable Convertible Preferred Stock may result in additional dilution to holders of our common stock if, under the terms of our Redeemable Convertible Preferred Stock, we are then permitted, and elect, to satisfy our obligations in respect thereof by delivery of our common stock. In the future, we may issue additional shares of our common stock, or securities convertible into or exercisable for common stock, in connection with generating additional capital, future acquisitions, repayment of outstanding indebtedness, under our stock incentive plan, or for other reasons.
The market price of shares of our common stock could decline as a result of substantial sales of common stock, particularly by our significant stockholders, a large number of shares of common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.
In addition, pursuant to the Investor Rights Agreement, Ayar, and certain other parties thereto are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights with respect to its shares of common stock (including shares of common stock underlying the Redeemable Convertible Preferred Stock held by Ayar) and Ayar’s shares of the Redeemable Convertible Preferred Stock. If either pursuant to any registration statement filed pursuant to the Investor Rights Agreement or through another avenue, one or more of these stockholders were to sell a substantial portion of the securities they hold, including any common stock issued upon conversion, redemption or repurchase of our Redeemable Convertible Preferred Stock, it could cause the trading price of our common stock to decline. Furthermore, given Ayar’s substantial concentration in ownership of our common stock and the Redeemable Convertible Preferred Stock, if Ayar were to elect to sell in the open market or in private placement transactions, it could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our common stock.
Pursuant to the 2024 Subscription Agreement, Ayar has agreed to restrictions on the sale or transfer of shares of Redeemable Convertible Preferred Stock or any shares of common stock issued pursuant to the terms thereof held by it for a period of twelve months following the closing of the transaction. However, following the expiration of this lock-up period, Ayar will not be restricted from selling these securities, other than by applicable securities laws.

We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies.
As of March 31, 2024, PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
In addition, for so long as Ayar holds the Redeemable Convertible Preferred Stock and as result of the consent and voting rights of the Redeemable Convertible Preferred Stock, coupled with the voting rights associated with Ayar’s existing ownership of common stock in the Company, Ayar has significant power to influence the outcome over any matter submitted for the vote of the holders of our common stock and to influence certain matters affecting our governance and capitalization. This concentration of ownership and voting power allows Ayar control over certain decisions, in particular with regards to governance and capitalization matters, including matters requiring approval by our stockholders (such as, subject to the Investor Rights Agreement, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests.
The interests of Ayar may differ from the interests of our other stockholders and, as such, Ayar’s voting power and influence over us may decrease the relative interests of our other stockholders or of the Company. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock and the trading price of the 2026 Notes.
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
We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the ABL Credit Facility and our Redeemable Convertible Preferred Stock limits our and certain of our subsidiaries’ ability to pay cash dividends. We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business.
Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, applicable contractual restrictions and such other factors as the Board may deem relevant. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock.
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
Some provisions of Delaware law, our current certificate of incorporation and our current bylaws, our Certificate of Designations and the indenture for the 2026 Notes may deter third parties from acquiring us and diminish the value of our common stock, the 2026 Notes and the Redeemable Convertible Preferred Stock.
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
In addition, certain terms of our Redeemable Convertible Preferred Stock and the 2026 Notes may make it more difficult for an entity to acquire us. As the current holder of our Convertible Preferred Stock, Ayar has certain repurchase, conversion and consent rights, including the right, at the option of Ayar, to require us to repurchase for cash or, if under the terms of our Redeemable Convertible Preferred Stock we are then permitted, and we so elect, shares of our common stock (or other securities to be received by a holder of common stock in such fundamental change) in connection with a fundamental change, based on the applicable Minimum Consideration. See “Risks Related to Financing and Strategic Transactions—Our Redeemable Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are senior to the rights of, our common stockholders.” Similarly, the indenture governing the 2026 Notes generally requires us, at the option of the holders, to repurchase the 2026 Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its 2026 Notes in connection with a make-whole fundamental change, as defined in the indenture for the 2026 Notes. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us.
These provisions in our current certificate of incorporation, our current bylaws, our Certificate of Designations and the indenture for the 2026 Notes as well as Delaware law could increase the cost and difficulty of acquiring us or may discourage, delay or prevent a transaction involving a change in our control that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock or the value of the 2026 Notes or the Redeemable Convertible Preferred Stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our Board and take other corporate actions, which could also affect the price investors are willing to pay for our common stock, the 2026 Notes or the Redeemable Convertible Preferred Stock.
Item 5. Other Information.
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith
3.2	Certificate of Designations of Series A Convertible Preferred Stock of Lucid Group, Inc.	8-K	001-39408	March 29, 2024	3.1

10.1	Subscription Agreement, dated March 24, 2024, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	March 25, 2024	10.1

10.2	Amendment No. 3 to the Investor Rights Agreement, dated March 29, 2024, by and among Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	March 29, 2024	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: May 6, 2024	By:	/s/ Gagan Dhingra
Gagan Dhingra
Interim Chief Financial Officer