Form 10-Q
period 2024-06-30
Lucid Group, Inc.
filed 2024-08-05
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Number of shares of the registrant’s common stock outstanding at July 30, 2024: 2,318,876,700

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3
	Frequently Used Terms	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	6
	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (Unaudited)	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (Unaudited)	10
	Notes to Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 5.	Other Information	104
Item 6.	Exhibits	104

SIGNATURES		106

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

“Certificate of Designations” refers to Series A Certificate of Designations and Series B Certificate of Designations, together;

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

“Redeemable Convertible Preferred Stock” are to the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, together;

“Series A Redeemable Convertible Preferred Stock” are to the Series A Convertible Preferred Stock of Lucid Group, Inc., par value $0.0001 per share;

“Series A Subscription Agreement” refers to the subscription agreement entered into on March 24, 2024, by the Company and Ayar to purchase from the Company 100,000 shares of its Series A Convertible Preferred Stock;

“Series B Redeemable Convertible Preferred Stock” are to the Series B Convertible Preferred Stock of Lucid Group, Inc., par value $0.0001 per share;

“Series B Subscription Agreement” refers to the subscription agreement entered into on August 4, 2024, by the Company and Ayar to purchase from the Company 75,000 shares of its Series B Convertible Preferred Stock;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,353,581	$1,369,947
Short-term investments	1,862,848	2,489,798
Accounts receivable, net (including $77,808 and $35,526 from a related party as of June 30, 2024 and December 31, 2023, respectively)	101,370	51,822
Inventory	509,888	696,236
Prepaid expenses	71,637	69,682
Other current assets	102,164	79,670
Total current assets	4,001,488	4,757,155
Property, plant and equipment, net	3,065,711	2,810,867
Right-of-use assets	212,877	221,508
Long-term investments	687,641	461,029
Other noncurrent assets	204,049	180,626
Investments in equity securities of a related party	51,502	81,533
TOTAL ASSETS	$8,223,268	$8,512,718

LIABILITIES
Current liabilities:
Accounts payable	$113,634	$108,724
Accrued compensation	137,374	92,494
Finance lease liabilities, current portion	7,099	8,202
Other current liabilities (including $79,735 and $92,258 associated with related parties as of June 30, 2024 and December 31, 2023, respectively)	752,779	798,990
Total current liabilities	1,010,886	1,008,410
Finance lease liabilities, net of current portion	76,533	77,653
Common stock warrant liability	19,071	53,664
Long-term debt	1,999,547	1,996,960
Other long-term liabilities (including $148,121 and $178,311 associated with related parties as of June 30, 2024 and December 31, 2023, respectively)	555,923	524,339
Derivative liability associated with Series A redeemable convertible preferred stock (related party)	394,100	—
Total liabilities	4,056,060	3,661,026
Commitments and contingencies (Note 12)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A redeemable convertible preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 100,000 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (related party)	651,311	—

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 2,319,543,729 and 2,300,111,489 shares issued and 2,318,685,904 and 2,299,253,664 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	232	230
Additional paid-in capital	15,063,541	15,066,080
Treasury stock, at cost, 857,825 shares at June 30, 2024 and December 31, 2023	(20,716)	(20,716)
Accumulated other comprehensive income (loss)	(4,159)	4,850
Accumulated deficit	(11,523,001)	(10,198,752)
Total stockholders’ equity	3,515,897	4,851,692
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$8,223,268	$8,512,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue (including revenue of $36,470 and $0 from a related party for the three months ended June 30, 2024 and 2023, and $87,836 and $0 for the six months ended June 30, 2024 and 2023, respectively)	$200,581	$150,874	$373,321	$300,306

Costs and expenses
Cost of revenue	470,355	555,805	875,151	1,056,329
Research and development	287,170	233,474	571,797	463,277
Selling, general and administrative	210,245	197,748	423,477	366,518
Restructuring charges	20,228	1,532	20,228	24,028
Total cost and expenses	987,998	988,559	1,890,653	1,910,152

Loss from operations	(787,417)	(837,685)	(1,517,332)	(1,609,846)

Other income (expense), net
Change in fair value of common stock warrant liability	7,539	42,133	34,593	1,331
Change in fair value of equity securities of a related party	(9,390)	—	(29,323)	—
Change in fair value of derivative liability associated with Series A redeemable convertible preferred stock (related party)	103,000	—	103,000	—
Interest income	54,553	39,525	105,184	79,530
Interest expense	(6,673)	(6,690)	(14,174)	(13,798)
Other expense, net	(5,067)	(928)	(6,074)	(261)
Total other income (expense), net	143,962	74,040	193,206	66,802
Loss before provision for (benefit from) income taxes	(643,455)	(763,645)	(1,324,126)	(1,543,044)
Provision for (benefit from) income taxes	(65)	587	123	716
Net loss	(643,390)	(764,232)	(1,324,249)	(1,543,760)
Accretion of Series A redeemable convertible preferred stock (related party)	(146,861)	—	(150,762)	—
Net loss attributable to common stockholders, basic and diluted	$(790,251)	$(764,232)	$(1,475,011)	$(1,543,760)

Weighted-average shares outstanding attributable to common stockholders, basic and diluted	2,310,360,525	1,912,459,833	2,306,209,050	1,871,884,313

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.40)	$(0.64)	$(0.82)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$(957)	$(2,999)	$(4,219)	$1,036
Foreign currency translation adjustments	(802)	586	(4,790)	586
Total other comprehensive income (loss)	(1,759)	(2,413)	(9,009)	1,622
Comprehensive loss	(645,149)	(766,645)	(1,333,258)	(1,542,138)
Accretion of Series A redeemable convertible preferred stock (related party)	(146,861)	—	(150,762)	—
Comprehensive loss attributable to common stockholders	$(792,010)	$(766,645)	$(1,484,020)	$(1,542,138)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2024	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	100,000	$504,450	2,306,928,813	$231	$15,134,686	$(20,716)	$(2,400)	$(10,879,611)	$4,232,190
Net loss	—	—	—	—	—	—	—	(643,390)	(643,390)
Other comprehensive loss	—	—	—	—	—	—	(1,759)	—	(1,759)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(2,070)	—	—	—	(2,070)
Issuance of common stock upon vesting of employee RSUs	—	—	6,472,275	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	4,601,557	—	11,104	—	—	—	11,104
Issuance of common stock upon exercise of stock options	—	—	683,259	—	786	—	—	—	786
Accretion of Series A redeemable convertible preferred stock (related party)	—	146,861	—	—	(146,861)	—	—	—	(146,861)
Stock-based compensation	—	—	—	—	65,897	—	—	—	65,897
Balance as of June 30, 2024	100,000	$651,311	2,318,685,904	$232	$15,063,541	$(20,716)	$(4,159)	$(11,523,001)	$3,515,897

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2023	Shares	Amount
Balance as of March 31, 2023	1,833,385,174	$183	$11,809,781	$(20,716)	$(7,537)	$(8,149,860)	$3,631,851
Net loss	—	—	—	—	—	(764,232)	(764,232)
Other comprehensive loss	—	—	—	—	(2,413)	—	(2,413)
Tax withholding payments for net settlement of employee awards	—	—	(3,879)	—	—	—	(3,879)
Issuance of common stock upon vesting of employee RSUs	4,565,661	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	2,287,592	—	15,089	—	—	—	15,089
Issuance of common stock upon exercise of stock options	2,801,737	—	2,926	—	—	—	2,926
Issuance of common stock under Underwriting Agreement, net of issuance costs	173,544,948	17	1,184,207	—	—	—	1,184,224
Issuance of common stock under 2023 Subscription Agreement to a related party, net of issuance costs	265,693,703	27	1,812,614	—	—	—	1,812,641
Stock-based compensation	—	—	83,633	—	—	—	83,633
Balance as of June 30, 2023	2,282,278,815	$228	$14,904,370	$(20,716)	$(9,950)	$(8,914,092)	$5,959,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - continued
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2024	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	—	2,299,253,664	$230	$15,066,080	$(20,716)	$4,850	$(10,198,752)	$4,851,692
Net loss	—	—	—	—	—	—		(1,324,249)	(1,324,249)
Other comprehensive loss	—	—	—	—	—	—	(9,009)		(9,009)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(5,312)	—	—	—	(5,312)
Issuance of common stock upon vesting of employee RSUs	—	—	12,732,126	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	4,601,557	—	11,104	—	—	—	11,104
Issuance of common stock upon exercise of stock options	—	—	2,098,557	—	2,311	—	—	—	2,311
Issuance of Series A redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	100,000	500,549	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock (related party)	—	150,762	—	—	(150,762)	—	—	—	(150,762)
Stock-based compensation	—	—	—	—	140,122	—	—	—	140,122
Balance as of June 30, 2024	100,000	$651,311	2,318,685,904	$232	$15,063,541	$(20,716)	$(4,159)	$(11,523,001)	$3,515,897

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2023	Shares	Amount
Balance as of January 1, 2023	1,829,314,736	$183	$11,752,138	$(20,716)	$(11,572)	$(7,370,332)	$4,349,701
Net loss	—	—	—	—	—	(1,543,760)	(1,543,760)
Other comprehensive income	—	—	—	—	1,622	—	1,622
Tax withholding payments for net settlement of employee awards	—	—	(10,378)	—	—	—	(10,378)
Issuance of common stock upon vesting of employee RSUs	6,435,734	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	2,287,592	—	15,089	—	—	—	15,089
Issuance of common stock upon exercise of stock options	5,002,102	—	5,107	—	—	—	5,107
Issuance of common stock under Underwriting Agreement, net of issuance costs	173,544,948	17	1,184,207	—	—	—	1,184,224
Issuance of common stock under 2023 Subscription Agreement to a related party, net of issuance costs	265,693,703	27	1,812,614	—	—	—	1,812,641
Stock-based compensation	—	—	145,594	—	—	—	145,594
Balance as of June 30, 2023	2,282,278,815	$228	$14,904,370	$(20,716)	$(9,950)	$(8,914,092)	$5,959,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,324,249)	$(1,543,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,021	105,201
Amortization of insurance premium	17,314	21,128
Non-cash operating lease cost	15,136	12,278
Stock-based compensation	120,709	125,195
Inventory and firm purchase commitments write-downs	277,541	503,679
Change in fair value of common stock warrant liability	(34,593)	(1,331)
Change in fair value of equity securities of a related party	29,323	—
Change in fair value of derivative liability associated with Series A redeemable convertible preferred stock (related party)	(103,000)	—
Net accretion of investment discounts/premiums	(44,308)	(39,162)
Other non-cash items	4,944	11,458
Changes in operating assets and liabilities:
Accounts receivable (including $(42,282) and $0 from a related party for the six months ended June 30, 2024 and 2023, respectively)	(49,612)	(978)
Inventory	(83,410)	(447,962)
Prepaid expenses	(19,269)	(31,035)
Other current assets	(22,310)	18,488
Other noncurrent assets	(23,392)	(109,758)
Accounts payable	3,181	(95,999)
Accrued compensation	44,880	5,679
Other current liabilities	(39,360)	(55,092)
Other long-term liabilities	71,722	20,349
Net cash used in operating activities	(1,023,732)	(1,501,622)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(34,068) and $(40,918) from a related party for the six months ended June 30, 2024 and 2023, respectively)	(432,512)	(445,485)
Purchases of investments	(1,854,127)	(2,147,253)
Proceeds from maturities of investments	2,287,894	1,982,489
Proceeds from sale of investments	5,000	148,388
Other investing activities	—	(4,827)
Net cash provided by (used in) investing activities	6,255	(466,688)
Cash flows from financing activities:
Proceeds from issuance of common stock under Underwriting Agreement, net of issuance costs	—	1,184,224
Proceeds from issuance of common stock under 2023 Subscription Agreement to a related party, net of issuance costs	—	1,812,641
Proceeds from issuance of Series A redeemable convertible preferred stock to a related party	1,000,000	—
Payments of issuance costs for Series A redeemable convertible preferred stock	(2,343)	—
Payment for finance lease liabilities	(1,929)	(3,079)
Proceeds from borrowings from a related party	—	4,266
Repayment of borrowings from a related party	(4,266)	—
Proceeds from exercise of stock options	2,311	5,107
Proceeds from employee stock purchase plan	11,104	15,089
Tax withholding payments for net settlement of employee awards	(5,312)	(10,378)
Net cash provided by financing activities	999,565	3,007,870
Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,912)	1,039,560
Beginning cash, cash equivalents, and restricted cash	1,371,507	1,737,320
Ending cash, cash equivalents, and restricted cash	$1,353,595	$2,776,880
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$11,587	$11,307
Cash paid for taxes	$42	$23
Supplemental disclosure of non-cash investing and financing activity:
Increases (decreases) in purchases of property, plant and equipment included in accounts payable and other current liabilities	$(14,310)	$13,689
Government grant (related party) reflected in property, plant and equipment	$(32,640)	$(50,415)
Property, plant and equipment and right-of-use assets obtained through leases	$7,392	$21,567
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2024
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
From inception through June 30, 2024, the Company has incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2024 and 2023, the Company has incurred net losses of $1,324.2 million and $1,543.8 million, respectively. The Company had an accumulated deficit of $11.5 billion as of June 30, 2024.
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
The Company’s existing sources of liquidity include cash, cash equivalents, investments, credit facilities, and issuance of convertible preferred stock. Historically, the Company funded operations primarily with issuances of common stock and convertible notes.
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
In March 2023, the Company amended the GIB Facility Agreement (together with the GIB Facility Agreement, the “Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed $266.6 million revolving credit facility (the “GIB Credit Facility”), which bears interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. See Note 6 “Debt” for more information.
On August 4, 2024, the Company entered into a $750 million five-year unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) with Ayar, an affiliate of PIF. See Note 17 “Subsequent Events” for more information.

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
On March 24, 2024, the Company entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar. Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from the Company 100,000 shares of its Series A convertible preferred stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $1.0 billion in a private placement. On March 29, 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate gross proceeds of $1.0 billion. The Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder (i) at any time the closing price per share of the common stock on the trading date immediately preceding the date on which the holder delivers the relevant notice of conversion is at least a certain price threshold as noted in the certificate of designations of Series A Redeemable Convertible Preferred Stock of the Company (the “Series A Certificate of Designations”) or (ii) during specified periods preceding a fundamental change or optional redemption by the Company under the terms of the Series A Redeemable Convertible Preferred Stock. See Note 8 “Redeemable Convertible Preferred Stock” for more information.
On August 4, 2024, the Company entered into a subscription agreement (the “Series B Subscription Agreement”) with Ayar. See Note 17 “Subsequent Events” for more information.
Certain Significant Risks and Uncertainties

The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully electric vehicles and advanced electric vehicle powertrain components, including battery pack systems, (iii) further construction of AMP-1 phase 2 in Casa Grande, Arizona, (iv) construction of the CBU portion of AMP-2 in Saudi Arabia, (v) expansion of its retail studios and service centers capabilities throughout North America and across the globe, and (vi) providing its technology access to third parties. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; the need to further develop its supply chain and manufacturing; and the need to hire additional management and other employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing on commercially reasonable terms.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, useful lives of property, plant and equipment, fair value of common stock warrants, fair value of derivative liability associated with the redeemable convertible preferred stock, estimates of residual value guarantee (“RVG”) liability, deferred revenue related to technology access fees and over-the-air (“OTA”) software updates, sales return reserves, assumptions used to measure stock-based compensation expense, and estimated incremental borrowing rates for assessing operating and finance leases. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,353,581	$1,369,947
Restricted cash included in other current assets	14	1,560
Total cash, cash equivalents, and restricted cash	$1,353,595	$1,371,507
Accounts Receivable, Net
Accounts receivable consists of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits, services, and regulatory credits. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded immaterial allowance for uncollectible amounts as of June 30, 2024 and December 31, 2023.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but its deposits exceed federally insured limits. As of June 30, 2024 and December 31, 2023, accounts receivable from the EV purchase agreement with the Government of Saudi Arabia, a related party of PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 76.8% and 68.5% of the total accounts receivable balance, respectively. See Note 16 “Related Party Transactions” for more information.
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
At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future product returns. Return rate estimates are based on historical experience and sales return reserve balance was not material as of June 30, 2024 and December 31, 2023.

Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partner in connection with its vehicle leasing program. Vehicle sales with RVG totaled $118.7 million and $190.9 million during the three and six months ended June 30, 2024, respectively, and $36.8 million and $55.5 million for the same periods in the prior year. Under the vehicle leasing program, the Company generally receives payment for the vehicle sales price at the time of delivery or shortly after the delivery. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations. The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated RVG liability. The RVG liabilities were not material as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, the Company recorded $38.9 million and $28.7 million of total deferred revenue primarily related to OTA and remarketing activities for vehicle sales, respectively. The Company recorded $10.9 million and $7.7 million of the total deferred revenue within other current liabilities and the remaining $28.0 million and $21.0 million within other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Revenue recognized during the three and six months ended June 30, 2024 and 2023 from the prior period deferred revenue balances was not material.
Other
Other consists of revenue from non-warranty after-sales vehicle services, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits.
The disaggregation of the Company’s revenue by geographic area based on the sales location of vehicles was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$155,090	$137,522	$269,846	$286,284
Middle East	40,649	6,082	95,231	6,750
Other international	4,842	7,270	8,244	7,272
Total Revenue	$200,581	$150,874	$373,321	$300,306
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
Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the Company’s control to be classified as temporary equity. Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives, if any. Subsequent measurement of the carrying value of the redeemable convertible preferred stock is required as the instrument is probable of becoming redeemable. The Company accretes the redeemable convertible preferred stock to its redemption value. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

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
The Company’s derivative liability is related to the conversion features embedded in the Series A Redeemable Convertible Preferred Stock. See Note 8 “Redeemable Convertible Preferred Stock” for more information.
Except for the policies described above, there have been no significant changes to accounting policies during the three and six months ended June 30, 2024.
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
In March 2024, the SEC issued its final rule that requires certain climate-related disclosures in annual reports, including governance, oversight, and risk management processes on material climate-related risks; material impact of climate risks on the Company’s strategy, business model, and outlook; material climate targets and goals; and material financial statements impacts due to severe weather events and other natural conditions. This SEC rule provides phased effective dates, starting with fiscal years beginning on or after January 1, 2025. The SEC rule is currently stayed pending the outcome of litigation, and the Company is evaluating the impact of this rule on its annual reports.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.
NOTE 3 - RESTRUCTURING
On May 24, 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company expects to substantially complete the 2024 Restructuring Plan by the end of the third quarter of 2024, subject to local law and consultation requirements. As a result of the 2024 Restructuring Plan, the Company expects to record total restructuring charges of approximately $21 million to $25 million, primarily related to severance payments, employee benefits, employee transition and stock-based compensation. During the three and six months ended June 30, 2024, the Company recorded restructuring charges of $20.2 million related to the 2024 Restructuring Plan within restructuring charges in the condensed consolidated statements of operations and comprehensive loss. The restructuring charges were primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.

On March 28, 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2023 Restructuring Plan during the first quarter of 2024. During the three and six months ended June 30, 2023, the Company recorded restructuring charges of $1.5 million and $24.0 million, respectively, and recorded no restructuring charges for the same periods in the current year related to the 2023 Restructuring Plan.
A summary of restructuring liabilities associated with the restructuring plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring liabilities - beginning of period	$—	$23,939	$54	$—
Restructuring charges excluding non-cash items(1)(2)	21,708	1,532	21,708	25,471
Cash payments	(4,141)	(23,766)	(4,195)	(23,766)
Restructuring liabilities - end of period	$17,567	$1,705	$17,567	$1,705
(1) Excluded non-cash items of $1.5 million for the three and six months ended June 30, 2024 related to the 2024 Restructuring Plan, which was net of accelerated stock-based compensation expense of $3.2 million and a reversal of $4.7 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
(2) Excluded non-cash items of $1.4 million for the six months ended June 30, 2023 related to the 2023 Restructuring Plan, which was net of accelerated stock-based compensation expense of $3.4 million and a reversal of $4.8 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of June 30, 2024, the restructuring liabilities of $17.6 million associated with the 2024 Restructuring Plan were included in accrued compensation in the condensed consolidated balance sheet. There were no restructuring liabilities associated with the 2023 Restructuring Plan as of June 30, 2024. Restructuring liabilities associated with the 2023 Restructuring Plan were immaterial as of December 31, 2023.
NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of June 30, 2024 and December 31, 2023 was as follows (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$157,605	$210,283
Work in progress	68,199	53,227
Finished goods	284,084	432,726
Total Inventory	$509,888	$696,236
Inventory as of June 30, 2024 and December 31, 2023 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and internally used vehicles which the Company intends to sell. The Company recorded write-downs of $154.2 million and $292.0 million, respectively, for the three and six months ended June 30, 2024, and $295.0 million and $522.0 million, respectively, for the same periods in the prior year, to reduce its inventories to its net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments.

Property, plant and equipment, net
Property, plant and equipment, net as of June 30, 2024 and December 31, 2023 was as follows (in thousands):

	June 30, 2024	December 31, 2023
Land and land improvements	$69,718	$69,718
Building and improvements(1)	662,401	576,097
Machinery, tooling and vehicles(2)	1,101,630	1,045,485
Computer equipment and software	85,037	74,336
Leasehold improvements	242,297	221,619
Furniture and fixtures	47,018	45,315
Finance leases	90,499	94,285
Construction in progress	1,399,601	1,185,413
Total Property, plant and equipment	3,698,201	3,312,268
Less accumulated depreciation and amortization	(632,490)	(501,401)
Property, plant and equipment, net	$3,065,711	$2,810,867
(1) As of June 30, 2024 and December 31, 2023, $125.1 million and $120.2 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance, respectively. See Note 16 “Related Party Transactions” for more information.
(2) Included $35.9 million and $32.5 million of service loaner vehicles as of June 30, 2024 and December 31, 2023, respectively.
Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities, including tooling with outside vendors. Costs classified as construction in progress include all costs of obtaining the asset, installation of the asset, and bringing it to the location and the condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the asset is completed and is ready for its intended use. Construction in progress consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Machinery and tooling	$946,708	$728,751
Construction of AMP-1 and AMP-2(1)	434,655	430,878
Leasehold improvements	18,238	25,784
Total construction in progress	$1,399,601	$1,185,413
(1) As of June 30, 2024 and December 31, 2023, $39.9 million and $12.1 million, of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance, respectively. See Note 16 “Related Party Transactions” for more information.
Depreciation and amortization expense was $66.2 million and $135.0 million, respectively, for the three and six months ended June 30, 2024, and $55.4 million and $105.2 million, respectively, for the same periods in the prior year. The amount of interest capitalized on construction in progress related to significant capital asset construction was immaterial for the three and six months ended June 30, 2024 and 2023.

Other current liabilities
Other current liabilities as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Engineering, design, and testing accrual	$52,977	$42,176
Construction in progress	103,832	156,414
Accrued purchases(1)	38,210	44,957
Retail leasehold improvements accrual	4,190	6,005
Third-party services accrual	36,025	41,478
Tooling liability	86,075	49,925
Short-term borrowings	68,238	72,533
Operating lease liabilities, current portion	30,228	28,431
Reserve for loss on firm inventory purchase commitments	140,605	143,566
Accrued warranty	14,922	22,677
Other current liabilities	177,477	190,828
Total other current liabilities	$752,779	$798,990
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
Other long-term liabilities
Other long-term liabilities as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating lease liabilities, net of current portion	$234,358	$244,122
Other long-term liabilities(1)(2)	321,565	280,217
Total other long-term liabilities	$555,923	$524,339
(1) As of June 30, 2024 and December 31, 2023, $67.7 million and $62.5 million of capital expenditure support received from MISA was recorded as deferred liability within other long-term liabilities in the condensed consolidated balance sheets, respectively. See Note 16 “Related Party Transactions” for more information.
(2) As of June 30, 2024 and December 31, 2023, $109.9 million and $107.8 million of deferred revenue was recorded within other long-term liabilities in the condensed consolidated balance sheets, respectively, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 16 “Related Party Transactions” for more information.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accrued warranty - beginning of period(2)	$48,163	$25,875	$46,076	$22,949
Warranty costs incurred	(17,818)	(11,570)	(35,886)	(19,830)
Provision for warranty(1)	48,151	47,881	68,306	59,067
Accrued warranty - end of period(2)	$78,496	$62,186	$78,496	$62,186

(1) Provision for warranty for the three and six months ended June 30, 2024 and 2023 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties. During the three and six months ended June 30, 2024, the Company recorded $30.7 million and $41.5 million provision associated with a special warranty campaign, respectively.
(2) Accrued warranty balance of $14.9 million and $22.7 million, respectively, was recorded within other current liabilities, and $63.6 million and $23.4 million, respectively, was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$495,575	$—	$—	$495,575	$495,575	$—	$—
Level 1:
Money market funds	661,932	—	—	661,932	661,932	—	—
U.S. Treasury securities	2,110,009	214	(3,054)	2,107,169	162,832	1,411,255	533,082
Subtotal	2,771,941	214	(3,054)	2,769,101	824,764	1,411,255	533,082
Level 2:
Certificates of deposit	23,313	6	—	23,319	—	23,319	—
Time deposits	100,000	—	—	100,000	—	100,000	—
Commercial paper	112,951	—	(41)	112,910	18,803	94,107	—
Corporate debt securities	403,412	211	(458)	403,165	14,439	234,167	154,559
Subtotal	639,676	217	(499)	639,394	33,242	451,593	154,559
Total	$3,907,192	$431	$(3,553)	$3,904,070	$1,353,581	$1,862,848	$687,641

	December 31, 2023
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$516,673	$—	$—	$516,673	$516,673	$—	$—
Level 1:
Money market funds	698,702	—	—	698,702	698,702	—	—
U.S. Treasury securities	2,033,711	2,480	(2,073)	2,034,118	104,572	1,638,537	291,009
Subtotal	2,732,413	2,480	(2,073)	2,732,820	803,274	1,638,537	291,009
Level 2:
Certificates of deposit	105,993	97	(22)	106,068	—	106,068	—
Time Deposits	50,000	—	—	50,000	50,000	—	—
Commercial paper	299,248	191	(8)	299,431	—	299,431	—
Corporate debt securities	615,350	1,101	(669)	615,782	—	445,762	170,020
Subtotal	1,070,591	1,389	(699)	1,071,281	50,000	851,261	170,020
Total	$4,319,677	$3,869	$(2,772)	$4,320,774	$1,369,947	$2,489,798	$461,029

During the three and six months ended June 30, 2024 and 2023, there were immaterial realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $12.0 million and $11.1 million as of June 30, 2024 and December 31, 2023, respectively, and was recorded in other current assets on its condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	June 30, 2024
	Amortized cost	Estimated Fair Value
Within one year	$1,864,118	$1,862,848
After one year through three years	689,493	687,641
Total	$2,553,611	$2,550,489

On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded fair values of $51.5 million and $81.5 million within investments in equity securities of a related party in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. During the three and six months ended June 30, 2024, the Company recognized unrealized losses of $9.4 million and $29.3 million in change of fair value of equity securities of a related party in the condensed consolidated statement of operations and comprehensive loss, respectively. During the three and six months ended June 30, 2024, the Company also recognized an unrealized foreign currency gain of $0.1 million and an unrealized foreign currency loss of $0.7 million related to these equity securities in other expense, net in the condensed consolidated statement of operations and comprehensive loss, respectively. See Note 16 “Related Party Transactions” for more information.

Level 3 liabilities consist of the common stock warrant liability and the derivative liability associated with the Series A Redeemable Convertible Preferred Stock, of which the fair values were measured upon issuance of the Private Placement Warrants and the Series A Redeemable Convertible Preferred Stock, respectively, and are remeasured at each reporting period. The valuation methodology and underlying assumptions are discussed further in Note 7 “Common Stock Warrant Liability” and Note 8 “Redeemable Convertible Preferred Stock”, respectively. Level 3 liabilities also consist of residual value guarantee liabilities, of which the fair value is measured initially upon delivery of vehicles and assessed subsequently for any changes on a quarterly basis. Significant changes in the unobservable inputs used in determining the fair value would result in significant changes to the fair value measurement. The following table presents a reconciliation of the common stock warrant liability and derivative liability measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30
	2024		2023	2024		2023
	Derivative Liability	Common Stock Warrant Liability	Common Stock Warrant Liability	Derivative Liability	Common Stock Warrant Liability	Common Stock Warrant Liability
Fair value-beginning of period	$497,100	$26,610	$181,392	$—	$53,664	$140,590
Issuance	—	—	—	497,100	—	—
Change in fair value	(103,000)	(7,539)	(42,133)	(103,000)	(34,593)	(1,331)
Fair value-end of period	$394,100	$19,071	$139,259	$394,100	$19,071	$139,259
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
The 2026 Notes are unsecured obligations which bear regular interest at 1.25% per annum and are payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at the Company’s election, at an initial conversion rate of 18.2548 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $54.78 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain dilutive events. The Company may redeem for cash all or any portion of the 2026 Notes, at the Company’s option, on or after December 20, 2024 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders may require the Company to repurchase the 2026 Notes upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.
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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2026 Notes as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	December 31, 2023
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	(13.0)	(15.5)
Net Carrying Amount	$1,999.5	$1,997.0

Fair Value (Level 2)	$1,071.7	$1,061.6
The effective interest rate for the 2026 Notes is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest	$6.3	$6.3	$12.6	$12.6
Amortization of debt discounts and debt issuance costs	1.2	1.3	2.5	2.6
Interest expense	$7.5	$7.6	$15.1	$15.2
The 2026 Notes were not eligible for conversion as of June 30, 2024 and December 31, 2023. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of June 30, 2024 and December 31, 2023, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.
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
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.6 million) to SAR 1.77 billion (approximately $471.8 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of June 30, 2024 and December 31, 2023, no amount was outstanding under the SIDF Loan Agreement.
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
As of June 30, 2024 and December 31, 2023, the Company had outstanding borrowings of SAR 256 million (approximately $68.2 million) and SAR 272 million (approximately $72.5 million), respectively. The weighted average interest rate on the outstanding borrowings was 7.67% and 7.49% as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, availability under the GIB Credit Facility was SAR 742 million (approximately $197.8 million) and SAR 727 million (approximately $193.9 million), respectively, after giving effect to the outstanding letters of credit. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. The Company recorded interest expense of $1.3 million and $2.7 million, respectively, during the three and six months ended June 30, 2024. The interest expense recorded for the same periods in the prior year was not material. As of June 30, 2024 and December 31, 2023, the Company was in compliance with applicable covenants under the Amended GIB Facility Agreement.
ABL Credit Facility
In June 2022, the Company entered into the ABL Credit Facility with a syndicate of banks that may be used for working capital and general corporate purposes. The ABL Credit Facility provides for an initial aggregate principal commitment amount of up to $1.0 billion (including a $350.0 million letter of credit subfacility and a $100.0 million swingline loan subfacility) and has a stated maturity date of June 9, 2027. Borrowings under the ABL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the ABL Credit Facility. In June 2024, the Company amended the ABL Credit Facility to update the Canadian reference rate. Availability under the ABL Credit Facility is subject to the value of eligible assets in the borrowing base and is reduced by outstanding loan borrowings and issuances of letters of credit which bear customary letter of credit fees. Subject to certain terms and conditions, the Company may request one or more increases in the amount of credit commitments under the ABL Credit Facility in an aggregate amount up to the sum of $500.0 million plus certain other amounts. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the ABL Credit Facility.
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio (“FCCR”) financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of June 30, 2024 and December 31, 2023, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $48.4 million and $45.4 million as of June 30, 2024 and December 31, 2023, respectively. Availability under the ABL Credit Facility was $329.2 million (including $147.9 million cash and cash equivalents) and $413.4 million (including $144.0 million cash and cash equivalents) as of June 30, 2024 and December 31, 2023, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheets and amortized over the facility term using the straight-line method. Amortization of the deferred issuance costs and commitment fee were $0.9 million and $1.8 million, respectively, for the three and six months ended June 30, 2024 and 2023.
NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to a fair value of $53.7 million as of December 31, 2023. The Private Placement Warrants remained unexercised and were remeasured to a fair value of $19.1 million as of June 30, 2024. The Company recognized gains of $7.5 million and $34.6 million, respectively, for the three and six months ended June 30, 2024, and gains of $42.1 million and $1.3 million, respectively, for the same periods in the prior year, in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and were as follows:

	June 30, 2024	December 31, 2023
Fair value of Private Placement Warrants per share	$0.43	$1.21
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

	June 30, 2024	December 31, 2023
Volatility	90.0%	85.0%
Expected term (in years)	2.1	2.6
Risk-free rate	4.6%	4.1%
Dividend yield	—%	—%
NOTE 8 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 24, 2024, the Company entered into the Series A Subscription Agreement with Ayar. Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from the Company 100,000 shares of the Series A Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. On March 29, 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate gross proceeds of $1.0 billion. The shares of the Series A Redeemable Convertible Preferred Stock were issued pursuant to the Series A Certificate of Designations. Pursuant to the Series A Subscription Agreement, Ayar has agreed, with certain exceptions, that without prior written consent of the Company, it will not sell or transfer the Series A Redeemable Convertible Preferred Stock for the twelve months after the date of the closing of the private placement.
Dividends: The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock with respect to dividends and distributions of assets upon the Company’s liquidation, dissolution or winding up. The Series A Redeemable Convertible Preferred Stock has an initial value of $10,000 per share (the “Initial Value” and the Initial Value plus compounded and accrued dividends, the “Accrued Value”). Dividends on the Series A Redeemable Convertible Preferred Stock are payable in the form of compounded cumulative dividends upon each share of the Series A Redeemable Convertible Preferred Stock (paid-in-kind). Dividends accrue daily on the Initial Value (as increased for any compounded dividends previously compounded thereon) of each share of the Series A Redeemable Convertible Preferred Stock at a rate of 9% per annum and compound on the basis of quarterly dividend payment dates on each March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2024.

Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Series A Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Series A Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Series A Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Series A Redeemable Convertible Preferred Stock if all shares of the Series A Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of June 30, 2024, the liquidation preference of the Series A Redeemable Convertible Preferred Stock was $1,045.4 million.

Voting Rights: Each Holder is entitled to the number of votes equal to the number of whole shares of common stock into which the aggregate shares of the Series A Redeemable Convertible Preferred Stock held by such Holder are convertible on the record date for determining stockholders entitled to vote on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders and on which matter holders of the common stock shall be entitled to vote. Holders are entitled to notice of any meeting of stockholders and, except as otherwise provided in the Series A Certificate of Designations or otherwise required by law, to vote together as a single class with the holders of the common stock and any other class or series of stock entitled to vote thereon. The voting power of Holders is subject to a voting cap per share equal to the quotient of the $10,000 Initial Value and $2.77.

As long as at least 10% of the aggregate number of shares of the Series A Redeemable Convertible Preferred Stock issued on the initial issue date remain outstanding, and subject to certain other conditions, Holders are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series A Redeemable Convertible Preferred Stock, authorizations or issuances by the Company of capital stock of the Company that ranks senior or equal to the Series A Redeemable Convertible Preferred Stock with respect to dividends or distributions on liquidation or the terms of which provide for cash dividends (other than the common stock), winding-up and dissolution, and decreases in the number of authorized shares of the Series A Redeemable Convertible Preferred Stock. The Company also agreed that as long as Ayar owns at least 50% of the Series A Redeemable Convertible Preferred Stock issued on the initial issue date, the Company will comply with certain debt incurrence covenants in its Credit Agreement, dated as of June 9, 2022, by and among the Company, as the Borrower Representative, the other Borrowers party thereto from time to time, the Lenders and Issuing Banks from time to time party thereto and Bank of America, N.A., as Administrative Agent, as amended, which agreement may be waived with the sole consent of Ayar.

Conversion: Each share of the Series A Redeemable Convertible Preferred Stock is convertible, at the option of the respective Holder, from time-to-time after the initial issue date, and without the payment of additional consideration by the Holder, (a) at any time that the closing price per share of the common stock on the trading day immediately preceding the date on which the Holder delivers the relevant notice of conversion is at least $5.50 (subject to certain adjustments), unless the Company otherwise consents to such conversion in its sole discretion, or (b) in all events during certain specified periods relating to a fundamental change or optional redemption by the Company, into such number of fully paid and non-assessable shares of common stock as is determined by dividing (i) the applicable Accrued Value as of the conversion date by (ii) the applicable conversion price in effect as of such conversion date, which shall initially be $3.5952, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events (the “Conversion Price”).

Mandatory Conversion: On or after the third anniversary of the initial issue date, if at any time (i) the daily VWAP of the common stock has been at least 200% of the Conversion Price for at least twenty (20) trading days (whether or not consecutive) during any thirty (30) consecutive trading days (including the last day of such period) and (ii) certain common stock liquidity conditions are satisfied, the Company will have the right, exercisable at its election within fifteen (15) business days following completion of the applicable thirty (30) trading day period, to cause all or any portion of the Series A Redeemable Convertible Preferred Stock to convert into number of fully paid and non-assessable shares of common stock, as determined by dividing (i) the applicable Accrued Value as of the conversion date by (ii) the Conversion Price in effect as of such conversion date. The Company will be required to pay an additional amount per share of the Series A Redeemable Convertible Preferred Stock payable in cash, shares of common stock valued based on a five-day average daily VWAP or a combination thereof in respect of such conversion equal to the greater of (x) the difference between (i) the Minimum Consideration and (ii) the value of the shares of common stock delivered upon mandatory conversion thereof and (y) zero.

Fundamental Change: Upon a fundamental change, the Holders will be entitled, on the fundamental change repurchase date specified by the Company, to receive an amount equal to the greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Series A Redeemable Convertible Preferred Stock into shares of common stock on the business day immediately before the fundamental change repurchase date. The fundamental change repurchase price may be paid in cash, shares of common stock (or other securities to be received by a holder of common stock in such fundamental change) valued based on a five-day average daily VWAP (with the number of shares of common stock rounded up to the nearest whole share), or a combination thereof, at the Company’s election. The Company may not elect to deliver shares of its common stock (or other securities to be received by a holder of common stock in such fundamental change) in partial or full satisfaction of the fundamental change repurchase price, if certain common stock liquidity conditions are not satisfied.

Optional Redemption: On or after the fifth anniversary of the initial issue date, the Company may redeem all or any portion of the Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to the greater of (a) the Minimum Consideration and (b) an amount equal to the value (calculated based on a twenty (20)-day average daily VWAP) of the number of shares of common stock if it had converted its shares of the Series A Redeemable Convertible Preferred Stock into shares of common stock as of the redemption date. Such redemption price may be paid in cash, shares of common stock valued based on a twenty (20)-day average daily VWAP, or a combination thereof, at the Company’s election. The Company may not pay any portion of such redemption price in shares of common stock if the common stock liquidity conditions are not satisfied.

While the Series A Redeemable Convertible Preferred Stock is callable after five years at the Company’s option, the Series A Redeemable Convertible Preferred Stock is considered redeemable at the option of Ayar because it is the majority shareholder of the Company. The Company classified the Series A Redeemable Convertible Preferred Stock as mezzanine equity and recorded initially at its issuance price, net of issuance costs of $2.4 million and net of the initial value of the bifurcated derivative liability of $497.1 million as discussed below. The Company accretes the Series A Redeemable Convertible Preferred Stock to its redemption value, which is greater of (a) the Minimum Consideration and of (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Series A Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. The Company recorded accretion of $146.9 million and $150.8 million during the three and six months ended June 30, 2024, respectively, as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2024. The carrying value of the Series A Redeemable Convertible Preferred Stock was $651.3 million as of June 30, 2024.
The Company assessed the above features to determine whether any features are required to be bifurcated and separately accounted for as an embedded feature. The Company concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, the Company bifurcated the Series A Redeemable Convertible Preferred Stock between (i) the host contract which is accounted for within mezzanine equity as described above, and (ii) the bifurcated derivative liability related to the conversion features. The proceeds from issuance were first allocated to the fair value of the bifurcated derivative with the residual being allocated to the host contract. The bifurcated derivative is remeasured to fair value at each reporting period with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss. The derivative liability was remeasured to a fair value of $394.1 million as of June 30, 2024. During the three and six months ended June 30, 2024, the Company recognized a gain of $103.0 million in change in fair value of derivative liability associated with Series A redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss.

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

The level 3 fair value inputs used in the valuation of the derivative liability were as follows:

June 30, 2024
Volatility	40%
Credit spread	31.5%
Stock price	$2.61
Term (in years)	4.75
Risk-free rate	4.4%
NOTE 9 – STOCKHOLDERS’ EQUITY
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the three and six months ended June 30, 2024 and 2023.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of June 30, 2024 was as follows:

June 30, 2024
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	30,287,248
Restricted stock units outstanding	126,404,947
Shares available for future grants under equity plans	58,064,464
If-converted common shares from convertible note	36,737,785
If-converted common shares from Series A redeemable convertible preferred stock	284,615,599
Total shares of common stock reserved	580,460,043

NOTE 10 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the six months ended June 30, 2024 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2023	32,911,135	$1.99	5.5	$91,785
Options granted	232,177	3.99
Options exercised	(2,098,557)	1.10
Options canceled	(757,507)	7.29
Balance as of June 30, 2024	30,287,248	$1.94	4.91	$43,217
Options vested and exercisable as of June 30, 2024	26,461,672	$1.28	4.71	$42,821
As of June 30, 2024, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $10.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units (“RSUs”)
A summary of RSUs activity for the six months ended June 30, 2024 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2023	54,699,739	9,305,825	64,005,564	$10.90
Granted	77,029,707	7,728,436	84,758,143	2.69
Vested	(13,155,545)	(1,263,684)	(14,419,229)	11.83
Cancelled/Forfeited	(4,220,018)	(3,719,513)	(7,939,531)	8.08
Balance as of June 30, 2024	114,353,883	12,051,064	126,404,947	$5.47
As of June 30, 2024, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $471.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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
The Company recognizes compensation expense using a graded vesting attribution method over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. The unamortized expense of $8.2 million as of December 31, 2022 for the fifth tranche, representing 2,090,140 RSUs, was fully recognized during the year ended December 31, 2023. The Company withheld approximately 0.5 million and 1.0 million shares of common stock, respectively, for the three and six months ended June 30, 2024, and 0.4 million and 0.9 million shares of common stock, respectively, for the same periods in the prior year, by net settlement to meet the related tax withholding requirements related to the CEO time-based and performance-based RSUs.

The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and/or individual performance and (ii) a service condition which will be met generally over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and/or individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. The Company recorded stock-based compensation expenses of $3.3 million and $8.0 million, respectively, during the three and six months ended June 30, 2024, and $0.7 million for the same periods in the prior year, related to these performance-based RSUs. As of June 30, 2024, the unamortized expense for the performance-based RSUs was $24.7 million, which will be recognized over a weighted-average period of 1.4 years contingent upon realization of the corporate performance conditions.
Employee Stock Purchase Plan (“ESPP”)
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of June 30, 2024, unrecognized stock-based compensation cost related to the ESPP was $32.4 million which is expected to be recognized over a weighted-average period of 1.9 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three and six months ended June 30, 2024 and 2023, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$899	$765	$1,811	$1,339
Research and development	33,526	37,410	71,059	65,393
Selling, general and administrative	24,068	33,201	49,319	59,906
Restructuring charges	(1,480)	—	(1,480)	(1,443)
Total	$57,013	$71,376	$120,709	$125,195
The Company capitalized stock-based compensation expenses of $8.9 million and $19.4 million, respectively, for the three and six months ended June 30, 2024, and $12.3 million and $20.4 million, respectively, for the same periods in the prior year, primarily as part of the cost of inventory.
NOTE 11 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of June 30, 2024 and December 31, 2023, assets associated with the finance lease were $79.3 million. As of June 30, 2024 and December 31, 2023, liabilities associated with the finance lease were $80.3 million and $80.6 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Operating leases:
Right-of-use assets	$212,877	$221,508

Other current liabilities	$30,228	$28,431
Other long-term liabilities	234,358	244,122
Total operating lease liabilities	$264,586	$272,553

Finance leases:
Property, plant and equipment, net	$83,213	$85,055
Total finance lease assets	$83,213	$85,055

Finance lease liabilities, current portion	$7,099	$8,202
Finance lease liabilities, net of current portion	76,533	77,653
Total finance lease liabilities	$83,632	$85,855
The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense:
Operating lease expense (1)	$15,419	$13,763	$30,429	$26,578
Variable lease expense	463	423	910	868

Finance lease expense:
Amortization of leased assets	$808	$1,402	$1,827	$2,807
Interest on lease liabilities	1,165	1,229	2,334	2,473
Total finance lease expense	$1,973	$2,631	$4,161	$5,280
Total lease expense	$17,855	$16,817	$35,500	$32,726
(1) Excluded short-term leases, which were not material.
Other information related to leases where the Company is the lessee was as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	6.4	6.8
Finance leases	2.1	2.6

Weighted-average discount rate:
Operating leases	11.58%	11.01%
Finance leases	5.63%	5.59%

As of June 30, 2024, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remainder of the year)	$27,340	$3,779
2025	64,355	6,617
2026	62,222	82,486
2027	53,884	138
2028	50,126	68
Thereafter	124,958	8
Total minimum lease payments	382,885	93,096
Less: Interest	(118,299)	(9,464)
Present value of lease obligations	264,586	83,632
Less: Current portion	(30,228)	(7,099)
Long-term portion of lease obligations	$234,358	$76,533
As of June 30, 2024, the Company entered into additional leases for facilities and equipment that have not yet commenced with undiscounted future lease payments of $11.1 million. The leases are expected to commence over the next twelve months.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of June 30, 2024 and December 31, 2023, the Company had $275.8 million and $270.2 million, respectively, in commitments related to AMP-1 and AMP-2 plant and equipment. These commitments represent future expected payments on open purchase orders entered into as of June 30, 2024 and December 31, 2023.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. The estimated future payments having a remaining term in excess of one year as of June 30, 2024 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment(1)
2024 (remainder of the year)	$308,794
2025	491,249
2026	730,005
2027	714,515
2028	698,364
Thereafter	2,016,409
Total	$4,959,336
(1) Included minimum purchase commitment of approximately $4.8 billion of battery cells from Panasonic Energy Co., Ltd. and certain of its affiliates, using the base prices per the agreements.

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
On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The consolidated complaint names as defendants Lucid Group, Inc. and the Company’s chief executive officer and former chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021 and August 3, 2022. The consolidated complaint seeks certification of the action as a class action, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. Defendants filed a Motion to Dismiss on February 23, 2023, which is pending before the court. Defendants believe that the plaintiffs’ claims are without merit and intends to defend themselves vigorously, but they cannot ensure that their efforts to dismiss the consolidated complaint will be successful or that they will avoid liability in this matter.
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
Furthermore, while we have registered and applied for trademarks in an effort to protect our brand and goodwill with customers, competitors or other third parties are, have in the past, and may in the future, oppose our trademark applications or otherwise challenge our use of the trademarks and other brand names in which we have invested. Such oppositions and challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. In addition, we may lose our trademark or are unable to submit specimens of use by the applicable deadline to perfect such trademark rights. For instance, in June 2024, we reached an agreement with Gravity, Inc. to settle a claim before the United States Patent and Trademark Office (“USPTO”) that opposed and requested cancellation of our trademark application and registration for the use of “Gravity.”
At this time, the Company does not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, including the matters referenced above, to be material to the Company’s business or likely to result in a material adverse effect on its future operating results, financial condition or cash flows should such proceedings be resolved unfavorably.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $64.1 million and $56.3 million as of June 30, 2024 and December 31, 2023, respectively, for which no liabilities are recorded in the condensed consolidated balance sheets.
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
The Company’s effective tax rate was 0.0% for the three and six months ended June 30, 2024, and (0.1)% and 0.0%, respectively, for the same periods in the prior year, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.

NOTE 14 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(643,390)	$(764,232)	$(1,324,249)	$(1,543,760)
Accretion of Series A redeemable convertible preferred stock (related party)	(146,861)	—	(150,762)	—
Net loss attributable to common stockholders, basic and diluted	$(790,251)	$(764,232)	$(1,475,011)	$(1,543,760)

Weighted-average shares outstanding attributable to common stockholders, basic and diluted	2,310,360,525	1,912,459,833	2,306,209,050	1,871,884,313

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.40)	$(0.64)	$(0.82)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30,
Excluded Securities	2024	2023
Private Placement Warrants to purchase common stock	44,350,000	44,350,000
Options outstanding to purchase common stock	30,287,248	34,849,933
RSUs outstanding	116,586,371	54,716,422
Employee stock purchase plan	19,681,061	8,764,624
If-converted common shares from convertible note	36,737,785	36,737,785
If-converted common shares from Series A redeemable convertible preferred stock	284,615,599	—
Total	532,258,064	179,418,764
The 9,818,576 and 5,786,834 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the respective performance conditions have not been satisfied as of June 30, 2024 and 2023, respectively.
NOTE 15 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material for the three and six months ended June 30, 2024, and nil for the same periods in the prior year.
NOTE 16 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in 2047. The right-of-use asset related to this lease was $4.4 million and $4.5 million as of June 30, 2024 and December 31, 2023, respectively. The lease liability was $5.9 million and $5.7 million as of June 30, 2024 and December 31, 2023, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three and six months ended June 30, 2024 and 2023 was immaterial.

In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in 2029. The right-of-use asset related to this lease was $2.2 million and $2.3 million as of June 30, 2024 and December 31, 2023, respectively. The lease liability was $2.5 million and $2.3 million as of June 30, 2024 and December 31, 2023, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three and six months ended June 30, 2024 was immaterial.
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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of June 30, 2024, the Company recorded $29.8 million as deferred liability within other long-term liabilities and $67.7 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
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
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred to date under these agreements were SAR 559.6 million (approximately $149.2 million) and SAR 444.6 million (approximately $118.6 million) as of June 30, 2024 and December 31, 2023, respectively. Amounts due to Al Bawani under these agreements were SAR 58.5 million (approximately $15.6 million) and SAR 74.0 million (approximately $19.7 million) as of June 30, 2024 and December 31, 2023, respectively, and were primarily recorded within accounts payable and other current liabilities in the condensed consolidated balance sheets.

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
On March 24, 2024, the Company entered into the Series A Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 100,000 shares of its Series A Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. On March 29, 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate gross proceeds of $1.0 billion. See Note 8 “Redeemable Convertible Preferred Stock” for more information.
Common stock acquired by Ayar under the 2023 Subscription Agreement, the Series A Redeemable Convertible Preferred Stock acquired by Ayar under the Series A Subscription Agreement and the common stock issuable upon conversion thereof are subject to the Investor Rights Agreement dated February 22, 2021 (as amended from time-to-time, the “Investor Rights Agreement”), which governs the registration for resale of such common stock and the Series A Redeemable Convertible Preferred Stock.
Human Resources Development Fund (“HRDF”) Joint Cooperation Agreement
In March 2023, Lucid LLC entered into a joint cooperation agreement with HRDF, a related party of PIF, which is an affiliate of Ayar. Pursuant to the agreement, Lucid LLC will train and develop local personnel in Saudi Arabia, and HRDF agreed to reimburse the Company training related costs in an aggregate of SAR 29.3 million (approximately $7.8 million) during the program.
During the year ended December 31, 2023, the Company received a payment of SAR 8.8 million (approximately $2.3 million) in cash. No payment was received during the three and six months ended June 30, 2024. The Company recorded $1.0 million and $1.8 million as deferred liability within other current liabilities in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The deduction recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss was immaterial for the three and six months ended June 30, 2024 and 2023.

EV Purchase Agreement
In August 2023, Lucid LLC entered into the EV Purchase Agreement with the Government of Saudi Arabia, a related party of PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance. The EV Purchase Agreement supersedes the letter of undertaking that Lucid LLC entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of any vehicles that Lucid LLC fails to deliver within six months from the date of the applicable purchase order. The Purchaser also has sole and absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. The Company recognized net vehicle sales amount of SAR 136.9 million (approximately $36.5 million) and SAR 329.5 million (approximately $87.8 million) during the three and six months ended June 30, 2024. The Company recorded amounts due from the Purchaser of SAR 291.9 million (approximately $77.8 million) and SAR 133.2 million (approximately $35.5 million) in accounts receivable, net in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. See “Vehicle Sales without Residual Value Guarantee” section under Note 2 “Significant Accounting Policies” for the revenue recognition policies.

Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance) and the first cash installment of $33.0 million. These shares were initially measured at a fair value of $73.2 million. As of June 30, 2024 and December 31, 2023, the Company remeasured the shares and recorded fair values of $51.5 million and $81.5 million within investments in equity securities of a related party in the condensed consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $2.1 million during the three and six months ended June 30, 2024 and $1.6 million during the year ended December 31, 2023. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of June 30, 2024 and December 31, 2023, the Company recorded $109.9 million and $107.8 million as deferred revenue primarily within other long-term liabilities in the condensed consolidated balance sheets, respectively. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million.
NOTE 17 – SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2024, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.
Delayed Draw Term Loan Credit Facility
On August 4, 2024, the Company entered into the DDTL Credit Facility with Ayar, that may be used for working capital and general corporate purposes. The DDTL Credit Facility provides for a delayed draw term loan credit facility in an aggregate principal amount of $750 million and has a stated maturity date of August 4, 2029. Borrowings under the DDTL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the DDTL Credit Facility. The Company is required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the DDTL Credit Facility.
The DDTL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant.
As of August 5, 2024, the Company had no outstanding borrowings under the DDTL Credit Facility.
Series B Subscription Agreement
On August 4, 2024, the Company entered into the Series B Subscription Agreement with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from the Company 75,000 shares of its Series B convertible preferred stock, par value $0.0001 per share (the “Series B Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $750 million in a private placement. The Company will issue the shares to Ayar pursuant to the Series B Subscription Agreement and expects to receive aggregate gross proceeds of $750 million on or about August 16, 2024. The Series B Redeemable Convertible Preferred Stock is convertible at the option of the holder (i) at any time the closing price per share of the common stock on the trading date immediately preceding the date on which the holder delivers the relevant notice of conversion is at least a certain price threshold as noted in the certificate of designations of Series B Redeemable Convertible Preferred Stock of the Company or (ii) during specified periods preceding a fundamental change or optional redemption by the Company under the terms of the Series B Redeemable Convertible Preferred Stock.

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
Overview
We are a technology company with a mission to create exceptional experiences to drive the world forward. Our focus on in-house hardware and software innovation, vertical integration, and a “clean sheet” approach to engineering and design led to the development of the award-winning Lucid Air.
We sell vehicles directly to consumers through our retail sales network and through direct online sales, including through Lucid Financial Services. We believe that owning our sales network provides an opportunity to closely manage the customer experience, gather direct customer feedback, and ensure that customer interactions are tailored to our customers’ needs. We own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house service capabilities, we established and continue to grow an approved list of specially trained collision repair shops which also serve as repair hubs for our mobile service offerings in some cases.
We began delivering the Lucid Air to customers in October 2021 and we expect to launch additional vehicles over the coming decade. We have leveraged and expanded the technological advancements from the Lucid Air to the Lucid Gravity sport utility vehicle (“SUV”), which is scheduled for start of production in late 2024. After the Lucid Air and the Lucid Gravity SUV, start of production of our Midsize platform is scheduled for late 2026.
Recent Development
Series B Subscription Agreement
On August 4, 2024, we entered into a subscription agreement (the “Series B Subscription Agreement”) with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from us 75,000 shares of our Series B convertible preferred stock, par value $0.0001 per share (the “Series B Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $750 million in a private placement. We intend to issue on or about August 16, 2024, the shares to Ayar pursuant to the Series B Subscription Agreement and receive aggregate gross proceeds of $750 million.
The Series B Redeemable Convertible Preferred Stock sold to Ayar pursuant to the Series B Subscription Agreement will be issued pursuant to our certificate of designations of the Series B Redeemable Convertible Preferred Stock (the “Series B Certificate of Designations”) to be filed with the Secretary of State of the State of Delaware on or about August 16, 2024 and will be sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act.

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
Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. The Lucid Air is designed with race-proven battery and powertrain technologies and robust performance together with a sleek exterior design and expansive interior space given our miniaturized key drivetrain components. We anticipate continued consumer demand for the Lucid Air based on its luxurious design, high-performance technology and sustainability leadership, and the growing acceptance of and demand for electric vehicles as a substitute for gasoline-fueled vehicles. We continue to receive significant interest in the Lucid Air from potential customers.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sale of the Lucid Air, including to open studios, hire a sales force, invest in marketing and brand awareness, and establish a robust service center operation. As of June 30, 2024, we have opened 53 studios and service centers (excluding temporary and satellite service centers): 37 in the United States (12 in California, four in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, Texas, Virginia and Washington, and one in each of Colorado, Georgia, Michigan, New Jersey and Pennsylvania), five in Canada, four in Germany, two in Switzerland, one in Netherlands, one in Norway, two in Saudi Arabia, and one in the United Arab Emirates. We also expect to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to delivering and servicing the Lucid electric vehicles we manufacture and sell.
Establishing Manufacturing Capacity
Achieving commercialization and growth for each generation of our electric vehicles requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the United States and internationally. We expect our capital expenditures to increase as we continue our expansion of AMP-1 and construction of the completely-built-up (“CBU”) portion of AMP-2. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new electric vehicles, our ability to achieve sales and experience customer demand for our vehicles at the levels we anticipate, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.

Technology Innovation
We develop in-house battery and powertrain technology, which requires us to invest a significant amount of capital in research and development. The electric vehicle market is highly competitive and includes both established automotive manufacturers and new entrants. To establish market share and attract customers from competitors, we plan to continue to make substantial investments in research and development for the commercialization and continued enhancements of the Lucid Air, the development of the Lucid Gravity SUV and our Midsize platform, and future generations of our electric vehicles and other products.

Inflationary Pressure
The U.S. and Saudi Arabia economies have experienced increased inflation. Our cost to manufacture vehicles is heavily influenced by the cost of the key components and materials used in the vehicle, cost of labor, as well as cost of equipment used in our manufacturing facilities. As we continue our phased construction of our AMP-1 and AMP-2 facilities, any further increases in material and infrastructure equipment prices and cost of construction labor could lead to higher capital expenditures.

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$200,581	$150,874	$49,707	33%	$373,321	$300,306	$73,015	24%
We recognize revenue from vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, powertrain kits, retail merchandise, and regulatory credits.
Revenue increased by $49.7 million or 33% and $73.0 million or 24%, respectively, for the three and six months ended June 30, 2024, as compared to the same periods in the prior year. The increases were primarily driven by higher deliveries of the Lucid Air vehicles and increases of $12.1 million and $17.5 million of regulatory credit sales for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year. The increases were partially offset by a lower average selling price of vehicles for the three and six months ended June 30, 2024, as compared to the same periods in the prior year.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of revenue	$470,355	$555,805	$(85,450)	(15)%	$875,151	$1,056,329	$(181,178)	(17)%
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
Cost of revenue decreased by $85.5 million or 15% and $181.2 million or 17%, respectively, for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to the decreases in inventory write-downs and losses from firm purchase commitments, partially offset by higher deliveries of the Lucid Air vehicles and provision associated with a special warranty campaign. We continue to incur significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production. In the near term, we expect our production volume of vehicles to continue to be significantly less than our manufacturing capacity.
We recorded write-downs of $154.2 million and $292.0 million, respectively, for the three and six months ended June 30, 2024, and $295.0 million and $522.0 million, respectively, for the same periods in the prior year, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The decreases in the inventory write-downs and losses from firm purchase commitments were primarily due to decreases in overall inventory balances and obsolescence. The decreases in overall inventory balances and obsolescence were driven by lower purchases of raw materials in the three and six months ended June 30, 2024, compared to the same period in the prior year. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. For the three and six months ended June 30, 2024, the impact of the IRA on our results of operations was not material. We will continue to evaluate the expected future impact of the IRA on our business and financial statements as additional regulatory guidance is issued.

Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$287,170	$233,474	$53,696	23%	$571,797	$463,277	$108,520	23%
Selling, general and administrative	210,245	197,748	12,497	6%	423,477	366,518	56,959	16%
Restructuring charges	20,228	1,532	18,696	*nm	20,228	24,028	(3,800)	(16)%
Total operating expenses	$517,643	$432,754	$84,889	20%	$1,015,502	$853,823	$161,679	19%
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
Research and development expense increased by $53.7 million, or 23% for the three months ended June 30, 2024, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $34.9 million ($38.8 million increase due to our growth in headcount, partially offset by $3.9 million lower stock-based compensation expenses) and an increase of $32.0 million for prototype material, engineering, design and testing services, partially offset by a decrease of $15.3 million in other expenses.

Research and development expense increased by $108.5 million, or 23% for the six months ended June 30, 2024, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $79.2 million ($73.5 million increase due to our growth in headcount and $5.7 million higher stock-based compensation expenses) and an increase of $44.8 million for prototype material, engineering, design and testing services, partially offset by lower utilization of contractors and professional fees of $12.8 million and a decrease of $12.5 million in other expenses.
Selling, General, and Administrative
Selling, general, and administrative expense consists primarily of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, facilities and real estate, accounting, finance, tax, and information technology. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Selling, general, and administrative expenses also include allocated facilities costs, such as office, rent and depreciation expenses, professional services fees and other general corporate expenses. As we continue to grow as a company, build out our sales force, and commercialize the Lucid Air, the development of the Lucid Gravity SUV and our Midsize platform, and future generations of our electric vehicles, we expect that our selling, general and administrative costs will increase.
Selling, general, and administrative expense increased by $12.5 million, or 6% for the three months ended June 30, 2024, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $13.6 million ($22.7 million increase due to our growth in headcount, partially offset by $9.1 million lower stock-based compensation expense), and an increase in sales and marketing expenses of $10.0 million, partially offset by lower utilization of contractors and professional fees of $8.0 million, and a decrease of $2.8 million in other expenses.
Selling, general, and administrative expense increased by $57.0 million, or 16% for the six months ended June 30, 2024, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $34.2 million ($44.8 million increase due to our growth in headcount, partially offset by $10.6 million from lower stock-based compensation), an increase in sales and marketing expenses of $26.0 million, partially offset by lower utilization of contractors and professional fees of $3.7 million.

Restructuring Charges
On May 24, 2024, we announced a restructuring plan (the “2024 Restructuring Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We expect to substantially complete the 2024 Restructuring Plan by the end of the third quarter of 2024, subject to local law and consultation requirements. As a result of the 2024 Restructuring Plan, we expect to record total restructuring charges of approximately $21 million to $25 million, primarily related to severance payments, employee benefits, employee transition and stock-based compensation. During the three and six months ended June 30, 2024, we recorded restructuring charges of $20.2 million related to the 2024 Restructuring Plan within restructuring charges in the condensed consolidated statements of operations and comprehensive loss. The restructuring charges were primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
On March 28, 2023, we announced a restructuring plan (the “2023 Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We completed the 2023 Restructuring Plan during the first quarter of 2024. During the three and six months ended June 30, 2023, we recorded restructuring charges of $1.5 million and $24.0 million, respectively, and recorded no restructuring charges for the same periods in the current year related to the 2023 Restructuring Plan.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$7,539	$42,133	$(34,594)	(82)%	$34,593	$1,331	$33,262	*nm
Change in fair value of equity securities of a related party	(9,390)	—	(9,390)	*nm	(29,323)	—	(29,323)	*nm
Change in fair value of derivative liability associated with Series A redeemable convertible preferred stock (related party)	103,000	—	103,000	*nm	103,000	—	103,000	*nm
Interest income	54,553	39,525	15,028	38%	105,184	79,530	25,654	32%
Interest expense	(6,673)	(6,690)	17	—%	(14,174)	(13,798)	(376)	3%
Other expense, net	(5,067)	(928)	(4,139)	446%	(6,074)	(261)	(5,813)	*nm
Total other income (expense), net	$143,962	$74,040	$69,922	94%	$193,206	$66,802	$126,404	189%
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
The Private Placement Warrants remained unexercised as of June 30, 2024. The liability was remeasured to fair value, resulting in gains of $7.5 million and $34.6 million, respectively, for the three and six months ended June 30, 2024, and gains of $42.1 million and $1.3 million, respectively, for the same periods in the prior year. The change in fair value was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Common Stock Warrant Liability” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance). The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were initially measured at a fair value of $73.2 million and were remeasured to a fair value of $51.5 million and $81.5 million as of June 30, 2024 and December 31, 2023, respectively. The change in fair value resulted in an unrealized loss of $9.4 million and $29.3 million, respectively, for the three and six months ended June 30, 2024, and was classified within change in fair value of equity securities of a related party in the condensed consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 16 “Related Party Transactions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Change in Fair Value of Derivative Liability Associated with Series A Redeemable Convertible Preferred Stock (Related Party)

On March 24, 2024, we entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar. Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from us 100,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”) for an aggregate purchase price of $1.0 billion in a private placement. On March 29, 2024, we issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate gross proceeds of $1.0 billion.

We concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the Series A Redeemable Convertible Preferred Stock between (i) the host contract which is accounted for within mezzanine equity, and (ii) the bifurcated derivative liability related to the conversion features. The bifurcated derivative is remeasured to fair value at each reporting period with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss. The derivative liability was initially measured at a fair value of $497.1 million and was remeasured to a fair value of $394.1 million as of June 30, 2024. We recognized a gain of $103.0 million for the three and six months ended June 30, 2024, primarily driven by a reduction in our stock price, in change in fair value of derivative liability associated with Series A redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss. See Note 8 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Interest Income
Interest income increased by $15.0 million, or 38%, and $25.7 million, or 32%, respectively, for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to higher average balances and higher book yield from cash on hand and our investments of available-for-sale securities.
Interest Expense
Interest expense primarily consists of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, commitment fees and amortization of deferred issuance costs from the five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”), interest on Gulf International Bank revolving credit facility and on our finance leases, and capitalized interest on construction in progress related to significant capital asset construction.
Interest expense remained flat for the three and six months ended June 30, 2024, as compared to the same periods in the prior year.
Other Expense, net
Other expense, net primarily consists of foreign currency gains and losses. Our foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other expense, net increased by $4.1 million and $5.8 million, respectively, for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to changes in foreign currency exchange rates.

Provision for (Benefit from) Income Taxes
The following table presents our provision for income taxes for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Provision for (benefit from) income taxes	$(65)	$587	$(652)	(111)%	$123	$716	$(593)	(83)%

Our provision for (benefit from) income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, Lucid had $3.9 billion of cash, cash equivalents and investments. Since inception, our sources of cash are predominantly from proceeds received upon the completion of the Merger, the issuance of convertible debt and preferred stock and proceeds from equity offerings.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity for at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) further construction of AMP-1 phase 2 in Casa Grande, Arizona, (iv) construction of the CBU portion of AMP-2 in Saudi Arabia, (v) expansion of retail studios and service centers, and (vi) other initiatives related to the sale of vehicles and/ or technology.
We anticipate our cumulative spending on capital expenditures to be approximately $1.3 billion for the fiscal year 2024 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of June 30, 2024, our total minimum lease payments are $476.0 million, of which $31.1 million is due in fiscal year 2024. We also have non-cancellable long-term commitments of $5.0 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 11 “Leases” and Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 30, 2024 and December 31, 2023, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
International Manufacturing Expansion
On February 27, 2022, we announced that we had selected King Abdullah Economic City (“KAEC”) in Saudi Arabia as the location of our first international manufacturing plant and signed related agreements with the Ministry of Investment of Saudi Arabia, the Saudi Industrial Development Fund, and the Economic City at KAEC. The operations at the new plant initially consist of re-assembly of the Lucid Air vehicle “kits” pre-manufactured in the U.S. and, over time, will consist of production of complete vehicles.

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
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.6 million) to SAR 1.77 billion (approximately $471.8 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of June 30, 2024 and December 31, 2023, no amount was outstanding under the SIDF Loan Agreement.
Ministry of Investment of Saudi Arabia (“MISA”) Agreements
In February 2022, Lucid LLC entered into agreements with MISA, a related party of PIF, which is an affiliate of Ayar, pursuant to which MISA has agreed to provide economic support for certain capital expenditures in connection with Lucid LLC’s on-going design and construction of AMP-2. The support by MISA is subject to Lucid LLC’s completion of certain milestones related to the construction and operation of AMP-2. Following the commencement of construction, if operations at the plant do not commence within 30 months, or if the agreed-upon scope of operations is not attained within 55 months, MISA may suspend availability of subsequent support.
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
During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of June 30, 2024, we recorded $29.8 million as deferred liability within other long-term liabilities and $67.7 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.

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
As of June 30, 2024 and December 31, 2023, we had outstanding borrowings of SAR 256 million (approximately $68.2 million) and SAR 272 million (approximately $72.5 million), respectively. The weighted average interest rate on the outstanding borrowings was 7.67% and 7.49% as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, availability under the GIB Credit Facility was SAR 742 million (approximately $197.8 million) and SAR 727 million (approximately $193.9 million), respectively, after giving effect to the outstanding letters of credit. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, we were in compliance with applicable covenants under the Amended GIB Facility Agreement.
ABL Credit Facility
In June 2022, we entered into the ABL Credit Facility with a syndicate of banks that may be used for working capital and general corporate purposes. The ABL Credit Facility provides for an initial aggregate principal commitment amount of up to $1.0 billion (including a $350.0 million letter of credit subfacility and a $100.0 million swingline loan subfacility) and has a stated maturity date of June 9, 2027. Borrowings under the ABL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the ABL Credit Facility. In June 2024, we amended the ABL Credit Facility to update the Canadian reference rate. Availability under the ABL Credit Facility is subject to the value of eligible assets in the borrowing base and is reduced by outstanding loan borrowings and issuances of letters of credit which bear customary letter of credit fees. Subject to certain terms and conditions, we may request one or more increases in the amount of credit commitments under the ABL Credit Facility in an aggregate amount up to the sum of $500.0 million plus certain other amounts. We are required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the ABL Credit Facility.
The ABL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of June 30, 2024 and December 31, 2023, we were in compliance with applicable covenants under the ABL Credit Facility.
As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $48.4 million and $45.4 million as of June 30, 2024 and December 31, 2023, respectively. Availability under the ABL Credit Facility was $329.2 million (including $147.9 million cash and cash equivalents) and $413.4 million (including $144.0 million cash and cash equivalents) as of June 30, 2024 and December 31, 2023, respectively, after giving effect to the borrowing base and the outstanding letters of credit.

Delayed Draw Term Loan Credit Facility (“DDTL Credit Facility”)
In August 2024, we entered into the DDTL Credit Facility with Ayar that may be used for working capital and general corporate purposes. The DDTL Credit Facility provides for a delayed draw term loan credit facility in an aggregate principal amount of $750 million and has a stated maturity date of August 4, 2029. Borrowings under the DDTL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the DDTL Credit Facility. We are required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the DDTL Credit Facility.
The DDTL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant.
As of August 5, 2024, we had no outstanding borrowings under the DDTL Credit Facility.
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

In March 2024, we issued 100,000 shares of our Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share to Ayar pursuant to the Series A Subscription Agreement and received aggregate gross proceeds of $1.0 billion. See Note 8 “Redeemable Convertible Preferred Stock” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
In August 2024, we entered into the Series B Subscription Agreement with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from us 75,000 shares of our Series B Redeemable Convertible Preferred Stock, for an aggregate purchase price of $750 million in a private placement. We will issue the shares to Ayar pursuant to the Series B Subscription Agreement and expect to receive aggregate gross proceeds of $750 million on or about August 16, 2024. See Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $11.5 billion and $10.2 billion as of June 30, 2024 and December 31, 2023, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(1,023,732)	$(1,501,622)
Cash provided by (used in) investing activities	6,255	(466,688)
Cash provided by financing activities	999,565	3,007,870
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(17,912)	$1,039,560

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

Net cash used in operating activities decreased by $477.9 million to $1,023.7 million during the six months ended June 30, 2024, as compared to the same period in the prior year. The decrease was primarily due to an overall decrease in net operating assets and liabilities of $578.7 million, partially offset by an increase in net loss excluding non-cash expenses and gains of $100.8 million. The change in net operating assets and liabilities was mainly attributable to a decrease in inventory of $364.6 million due to lower purchases of raw materials and a decrease in accounts payable of $99.2 million due to timing of payments, partially offset by an increase in accounts receivable of $48.6 million during the six months ended June 30, 2024, as compared to the same period in the prior year. We had $101.4 million accounts receivable, net as of June 30, 2024, compared to $51.8 million as of December 31, 2023. The increase in the accounts receivable, net primarily resulted from higher vehicle sales during the six months ended June 30, 2024, and payment term associated with the EV purchase agreement with the Government of Saudi Arabia, a related party of PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”).
Cash Provided by (Used in) Investing Activities
Our cash flows provided by (used in) investing activities primarily relate to purchases of investments and capital expenditures to support our growth.
Net cash provided by investing activities was $6.3 million during the six months ended June 30, 2024, compared to $466.7 million of net cash used in investing activities for the same period in the prior year. The change was primarily attributable to $305.4 million higher proceeds from maturities of investments and $293.1 million lower purchases of investments, partially offset by $143.4 million lower proceeds from sale of investments during the six months ended June 30, 2024 compared to the same period in the prior year.
Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the At-the-Market Offering, the private placements to Ayar, convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.

Net cash provided by financing activities decreased by $2,008.3 million to $999.6 million during the six months ended June 30, 2024, as compared to the same period in the prior year. We received net proceeds of $997.7 million from the issuance of Series A Redeemable Convertible Preferred Stock during the six months ended June 30, 2024, and net proceeds of $2,996.9 million from the issuance of common stock under the 2023 Subscription Agreement and the Underwriting Agreement during the six months ended June 30, 2023.
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

Vehicle Sales
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of electric vehicles to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified over-the-air (“OTA”) software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally 4 years. Shipping and handling provided by us is considered a fulfillment activity.
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
Derivative Liability

In connection with the issuance of the redeemable convertible preferred stock, we evaluated the instruments for any features that must be bifurcated and separately accounted for as embedded derivatives. We concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the redeemable convertible preferred Stock between (i) the host contract which is accounted for within mezzanine equity, and (ii) the bifurcated derivative liability. The proceeds from issuance are first allocated to the fair value of the bifurcated derivative with the residual being allocated to the host contract. The bifurcated derivative is remeasured to fair value each reporting period with changes in fair value recorded in earnings. We estimated the fair value of the derivative liability using a binomial lattice model. Inherent in a binomial lattice model are unobservable inputs and assumptions. The inputs for the valuation of the derivative liability included the volatility, credit spread, and term. Assumptions used in the valuation also take into account the contractual terms as well as the quoted price of our common stock in an active market. Significant changes in any of those inputs in isolation would result in significant changes to the fair value measurement. We remeasure the derivative liability at each reporting period and recognize the changes in fair value in the condensed consolidated statement of operations and comprehensive loss.

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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, restricted cash, and investments. We had cash, cash equivalents, restricted cash, and investments totaling $3.9 billion as of June 30, 2024. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of June 30, 2024, a hypothetical 100 basis point increase in interest rates would result in $15.1 million incremental decline in the fair market value of our portfolio.
Equity Price Risk
We hold equity securities of Aston Martin Lagonda Global Holdings plc. The fair value of these equity securities was $51.5 million as of June 30, 2024. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would decrease the fair value as of June 30, 2024 by $5.2 million.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. Investors should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and our stockholders could lose all or part of their investment.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled Item 1A. “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this section titled Item 1A. “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:
•Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of stockholders’ investment.
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
•We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air, the Lucid Gravity SUV and our Midsize platform, which could harm our business and prospects.
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
Risks Related to Our Business and Operations
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of stockholders’ investment.
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
•successfully design, build, manufacture and market new variants and models of electric vehicles, such as the Lucid Gravity SUV and our Midsize platform;
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
•navigate an evolving and complex regulatory environment;
•successfully obtain, maintain, protect, defend and enforce our intellectual property and defend against claims of intellectual property infringement, misappropriation or other violation.
We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.
We have incurred net losses each year since our inception, including net loss of $643.4 million and $1,324.2 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, our accumulated deficit was $11.5 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Lucid Gravity SUV, our Midsize platform and other future products); raw material procurement costs; and general and administrative expenses as we scale our operations and continue to incur the costs of being a public company. Increased competition and adverse economic conditions have in the past and may continue in the future to require us to spend additional resources to attract customers, which in turn may result in higher marketing and incentive expenses. Furthermore, lower production and sales volumes have in the past and may further result in an inability to fully utilize our purchase commitments with suppliers which could result in increased costs and excess inventory as well as potential inventory write-offs. In addition, we have incurred and expect to continue to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities and undertaking product recalls. As a company, we have limited historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.
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
We currently depend primarily on revenue generated from a single vehicle model, the Lucid Air, and in the foreseeable future will be significantly dependent on a single or limited number of models. Although we have other vehicle models on our product roadmap, we are not scheduled to introduce another vehicle model for sale, the Lucid Gravity SUV, until late 2024. We expect to rely on sales from the Lucid Air, among other sources of financing, for the capital that will be required to develop and commercialize those subsequent models. To the extent that production of the Lucid Air or future models is delayed or reduced, or if the Lucid Air or future models are not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.
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
Maintaining such confidence may be particularly difficult as a result of many factors, including our limited operating history, others’ unfamiliarity with our products, uncertainty regarding the future of electric vehicles, any delays in scaling production, delivery and service operations to meet demand, competition and our production and sales performance compared with market expectations. Many of these factors are largely outside of our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital in the future. In addition, as discussed above, a significant number of new electric vehicle companies have recently entered the automotive industry, which is an industry that has historically been associated with significant barriers to entry and a high rate of failure. Certain of these new entrants or other traditional automotive manufacturers now producing electric vehicles have become insolvent, and if additional manufacturers producing electric vehicles become insolvent or are perceived to likely become insolvent, discontinue production of electric vehicles, produce vehicles that do not perform as expected or otherwise fail to meet expectations, such failures may have the effect of increasing scrutiny of others in the industry, including us, and further challenging customer, supplier and the investment community’s confidence in our long-term prospects.
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
•access to charging stations compatible with our vehicles and cost to charge an electric vehicle, especially in international markets, and related infrastructure costs and standardization;
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
We require qualified personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing, producing, selling, and servicing electric vehicles is intense, and we may not be able to identify, attract, integrate, train, motivate or retain sufficient highly qualified personnel in the future. Furthermore, we recently announced a restructuring plan, which involves the reduction of our employee workforce and may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. Any such restructuring plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The failure to identify, attract, integrate, train, motivate and retain these employees could seriously harm our business and prospects. In addition, our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards to be received by the employees for any reason, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key employees were to separate their employment with us, such separation would likely increase the difficulty of managing our current operations and future growth and heighten the foregoing risks.

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
•establishing sufficient charging points for our customers in those jurisdictions, via partnerships or, if necessary, via development of our own charging networks or accessing those of third parties;
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
•currency fluctuations or localized inflationary pressure;
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
We expect to benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, production tax credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California and Arizona. We may also benefit from government loan programs. Any reduction, elimination or selective application of tax and other governmental programs and incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. Further, we cannot guarantee that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. For example, beginning in 2023, the Inflation Reduction Act of 2022 eliminated the $7,500 federal sales tax credit for sedans that have a manufacturer’s suggested retail price over $55,000, although a tax credit remains available for vehicles that are leased rather than purchased. See “— Failure to attract customers and complete the purchase process, and cancellation of orders.”
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
We may apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States federal and state governments, as well as foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot guarantee that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.
We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever.
Our vehicles are designed with advanced driver assistance system (“ADAS”) hardware and software. The Lucid Air is equipped with Level 2 (partial automation) ADAS functionality, and we expect to launch the Lucid Gravity SUV with Level 2 functionality as well. We plan to upgrade our vehicles with additional capabilities over time. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by the National Highway Traffic Safety Administration (“NHTSA”) that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
In the ordinary course of business, we may be subject to losses resulting from claims such as product liability, significant accidents, acts of God or other claims brought against us, for which we may have no or insufficient insurance coverage. While we currently carry insurance that is customary for a company of our size and operations, we may not maintain as much insurance coverage as other original equipment manufacturers, and in some cases, we may not maintain any at all. Additionally, the policies that we have in place may include significant deductibles or exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims. A loss that is uninsured or exceeds existing policy limits may require us to pay unexpected and substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost based on insurance market conditions or changes in our risk profile. This may require a change in our insurance purchasing philosophy and strategy which can result in the assumption of greater risks to offset insurance market fluctuations.
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

Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air, the Lucid Gravity SUV and our Midsize platform, which could harm our business and prospects.
Our plan to scale our manufacturing capacity and increase sales is dependent upon the timely availability of funds, upon our finalizing of the related design, engineering, component procurement, testing, build-out and manufacturing plans in a timely manner and also upon our ability to execute these plans within the planned timeline. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models, and we have experienced in the past, and may experience in the future, such delays with regard to additional variants of the Lucid Air or our other vehicles. For example, we have experienced delays in the engineering of certain of our vehicle systems, including as a result of design changes to components. Any future delays in the financing, design, manufacture and launch of the Lucid Air, including planned future variants, and any future electric vehicles could materially damage our business, prospects, financial condition and results of operations.
Many of our vehicles, including the Lucid Gravity SUV and our Midsize platform, are still in the development and/or testing phase, and may occur later than expected or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of our Arizona and Saudi Arabia manufacturing facilities, or other future manufacturing facilities.
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
The continued development of and the ability to manufacture our vehicles, including the Lucid Air, the Lucid Gravity SUV and our Midsize platform, are and will be subject to risks, including with respect to:
•our ability to ensure ongoing readiness of firmware features and functions to be integrated into the Lucid Air as planned and on the desired timeline;
•our ability to finalize release candidate specifications for the Lucid Gravity SUV and our Midsize platform as planned and on the desired timeline;
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
In addition, we have experienced, and in the future could continue to experience, delays if our suppliers do not meet agreed-upon timelines, experience capacity constraints, or deliver components that do not meet our quality standards or other requirements. Any disruption in the supply of components, including battery cells and semiconductors, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in cases where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has recently experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.
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
The construction of our facilities and our operations are also subject to review and inspection by officials in the jurisdictions where our facilities are located, including without limitation, fire officials and building construction officials. We have received in the past, and could in the future receive, results from inspections by local officials at our facilities, both existing and currently under construction, in Casa Grande, Arizona, citing failing marks. We have actively engaged with the local authorities to address all of the specific issues identified by those officials as well as to devise means and methods that ensure an ongoing safe and compliant work environment. Any future results will be addressed in a similar manner. Failure to address issues raised by local authorities may result in government-ordered temporary cessation of our construction and/or production operations, which could require us to take vehicle production offline or reduce our planned manufacturing volumes, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

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
We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, global conflicts or other geopolitical events or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, satisfy the requirements of customers and potential customers or fully utilize our purchase commitments with suppliers. For example, as result of the ongoing conflict in the Middle East, we have experienced an impact on our shipping routes in the Red Sea, which has resulted in shipping delays and increased shipping costs globally. Any failure to develop, implement and maintain such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we ramp production of the Lucid Air and begin production of the Lucid Gravity SUV, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

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

Furthermore, we are continuously expanding and improving our information technology systems. In particular, our volume production of the Lucid Air and planned future vehicles will necessitate continued development, maintenance and improvement of our information technology and communication systems and networks in the United States and abroad, such as systems and networks for product data management, vehicle management tools, vehicle security systems, vehicle security management processes, procurement of bill of material items, supply chain management, inventory management, production planning and execution, lean manufacturing, sales, service and logistics, dealer management and financial, tax and regulatory compliance. Our ability to operate our business will depend on the availability and effectiveness of these systems and networks and could be impacted by system outages or similar events. The implementation, maintenance, segregation, and improvement of these systems and networks require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems and networks as well as implementing new systems and networks, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain, inventory management, and sales and service processes. We cannot be certain that these systems and networks or their required functionality will be effectively and timely developed, implemented, maintained or expanded as planned. If we are unsuccessful in any of the foregoing, our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems and networks or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.
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
Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. For example, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a breach. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Furthermore, the SEC Cybersecurity Disclosure Rules require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four business days of determining an incident is material. Additionally, upon discovery of an incident in which the unencrypted customer information of at least 500 consumers is acquired without authorization by the consumers to whom the information pertains, the FTC Safeguards Rule requires notifying the FTC as soon as possible, and no later than 30 days after discovery of such incident. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and could require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.
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
Our success is substantially dependent upon the continued service and performance of our senior management team. Our employees, including our senior management team, are generally at-will employees, and therefore may terminate employment with us at any time with no advance notice. It is always possible that we could lose some key employees, especially if we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, or if the volatility of our stock price increases. In addition, we recently announced a restructuring plan, which involves the reduction of our employee workforce. Such plan may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. Any such restructuring plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The replacement of any members of our senior management team or other key employees likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, but not limited to, in particular, engineers, and Arizona, where we have a substantial presence and a need for, among others, a large skilled repair, logistics, supply chain, and manufacturing workforce. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of global conflicts and other geopolitical events. Our inability to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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
We will need to hire, retain, and train a significant number of employees to engage in full capacity commercial manufacturing operations and for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, retaining, training and managing a large workforce, such as establishing and maintaining efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating and maintaining an effective company culture. Although the area surrounding our AMP-1 facility in Casa Grande, Arizona and the area surrounding our AMP-2 facility in King Abdullah Economic City (“KAEC”) are home to highly trained workforces with experience in engineering and manufacturing, these workforces do not have significant experience with electric vehicle manufacturing, and related processes such as inventory management, logistics and quality. Many jobs will require significant training and we may need to spend significant resources to ensure employees obtain and adhere to such training. Further, competition for employees in the Casa Grande, Arizona area has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area; this same competition for talent may eventually intensify in KAEC as well. In addition, as we progress in constructing our AMP-2 facility in Saudi Arabia, we will need to hire, retain, and train a significantly larger number of employees in the local region to fully support the facility’s manufacturing operations. We cannot guarantee that we will be able to operate in compliance with local labor laws and regulations as well as with differing local customs, in order to operate the manufacturing facility. If we are unsuccessful in hiring, retaining and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

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
Many of our employees play critical roles in ensuring the safety and reliability of our vehicles and/or our compliance with relevant laws and regulations. Certain of our employees have access to sensitive information and/or proprietary technologies and know-how. While we have adopted codes of conduct for all of our employees and implemented detailed policies and procedures relating to intellectual property, proprietary information, and trade secrets, we cannot guarantee that our employees will always abide by these codes, policies, and procedures nor that the precautions we take to detect and prevent employee misconduct will always be effective. If any of our employees engage in any misconduct, illegal or suspicious activities, including but not limited to misappropriation or leakage of sensitive information, proprietary information, know-how or trade secrets, we and such employees could be subject to legal claims and liabilities and our reputation and business could be adversely affected as a result.
In addition, while we have screening procedures during the recruitment process, we cannot guarantee that we will be able to uncover misconduct of job applicants that occurred before we offered them employment, or that we will not be affected by legal proceedings against our existing or former employees as a result of their actual or alleged misconduct. Any negative publicity surrounding such cases, especially in the event that any of our employees is found to have committed any wrongdoing, could negatively affect our reputation and may have an adverse impact on our business.
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

In addition, motor vehicles and associated service activities are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Lucid Air, Lucid Gravity SUV and any future vehicle programs will be subject to such regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency, NHTSA, other federal agencies, various state agencies and various state boards; and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time-to-time, and we could become subject to additional regulations in the future, which could increase the effort and expense of compliance. Laws and industrial standards for electric vehicles continue to evolve, and we face risks associated with changes to these regulations, which could have an impact on the adoption of electric vehicles. In addition, increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to adopt regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote electric vehicles. If compliance results in delays or substantial expenses, our business could be adversely affected.
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

On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The consolidated complaint names as defendants Lucid Group, Inc. and the Company’s chief executive officer and former chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021 and August 3, 2022. The consolidated complaint seeks certification of the action as a class action, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. Defendants filed a Motion to Dismiss on February 23, 2023, which is pending before the court. Defendants believe that the plaintiffs’ claims are without merit and intend to defend themselves vigorously, but they cannot ensure that their efforts to dismiss the consolidated complaint will be successful or that they will avoid liability in this matter.
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
Furthermore, while we have registered and applied for trademarks in an effort to protect our brand and goodwill with customers, competitors or other third parties are, have in the past, and may in the future, oppose our trademark applications or otherwise challenge our use of the trademarks and other brand names in which we have invested. Such oppositions and challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. In addition, we may lose our trademark or may be unable to submit specimens of use by the applicable deadline to perfect such trademark rights. For instance, in June 2024, we reached an agreement with Gravity, Inc. to settle a claim before the United States Patent and Trademark Office (“USPTO”) that opposed and requested cancellation of our trademark application and registration for the use of “Gravity.”
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
Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona and Saudi Arabia manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, hazardous materials, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air, the Lucid Gravity SUV and our Midsize platform, which could harm our business and prospects.”
We are subject to various environmental, health and safety laws and regulations that could impose substantial costs on us and cause delays in expanding our production facilities.
Our operations are subject to international, federal, state and local environmental laws and regulations relating to the use, handling, storage, disposal of and exposure to hazardous materials and batteries. Environmental, health and safety laws and regulations are complex and evolving. For example, regulations regarding battery storage, recycling, disposal and processing are relatively new and the current lack of consistent standards may increase our cost of compliance. Moreover, we may be affected by future amendments to such laws or other new environmental, health and safety laws and regulations which may require a change in our operations, potentially resulting in a material adverse effect on our business, prospects, results of operations and financial condition. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations could result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we expect to conduct activities, as well as the antiboycott regulations of the U.S. Export Administration regulations. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Anti-money laundering laws and regulations of the U.S. and other countries may require additional due diligence of counterparties and for us to provide ownership and financial information to counterparties. The antiboycott regulations of the U.S. Export Administration require us to refuse to comply with the Arab League boycott of Israel and report any requests to do so. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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
In addition, the United States enacted federal regulations that significantly constrain trade relations with Russia and Belarus. As a result of this and executive action increasing import duty rates on certain Russia-origin products, imports of merchandise that is of Russian- or Belarussian-origin are subject to potentially higher import duty rates. To the extent such merchandise is found in our cross-border supply chains and subject to higher duties, the suspension of normal trade relations with Russian and Belarus could increase our input costs, which could have adverse impacts on our business and financial condition.

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

While we have registered and applied for trademarks in an effort to protect our brand and goodwill with customers, competitors or other third parties have in the past and may in the future oppose our trademark applications or otherwise challenge our use of the trademarks and other brand names in which we have invested. Such oppositions and challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. In addition, we may lose our trademark rights if we are unable to submit specimens of use by the applicable deadline to perfect such trademark rights. For example, in June 2024, we reached an agreement with Gravity, Inc. to settle a claim before the USPTO that opposed and requested cancellation of our trademark application and registration for the use of “Gravity.”
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
We have funded our operations since inception primarily through equity and debt financings. For example, we issued $2.0 billion of 1.25% convertible senior notes due 2026 in December 2021 (the “2026 Notes”), entered into a credit agreement that provides for a $1.0 billion senior secured asset-based revolving credit facility in June 2022 (the “ABL Credit Facility”), completed an “at-the-market” equity offering program for aggregate net proceeds of $594.3 million after deducting commissions and other issuance costs and consummated a private placement of common stock to Ayar for aggregate proceeds of $915.0 million in December 2022. In addition, we have, through our subsidiary, entered into a loan agreement with the Saudi Industrial Development Fund for an aggregate principal amount of up to SAR 5.19 billion in February 2022 (the “SIDF Loan Agreement”), entered into a revolving credit facility agreement with Gulf International Bank for an aggregate principal amount of SAR 1 billion in April 2022, which was amended in March 2023 (as amended, the “Amended GIB Facility Agreement”), and also entered into $750 million unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) in August 2024. In June 2023, we completed an underwritten public offering of common stock for aggregate net proceeds of $1.2 billion and consummated a private placement to Ayar for aggregate net proceeds of $1.8 billion, after deducting issuance costs. We also consummated private placements of Redeemable Convertible Preferred Stock to Ayar for aggregate gross proceeds of $1.0 billion in March 2024 and $750 million in August 2024. We anticipate that we will continue to need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to certain employees through “net settlement,” i.e., by remitting the Company’s cash to satisfy the tax withholding obligation and simultaneously withholding a number of the vested shares on each vesting date with a value equal to that remitted cash. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.

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
In addition, under the SIDF Loan Agreement, the Amended GIB Facility Agreement, the ABL Credit Facility, and the DDTL Credit Facility, we are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on our ability to, among other things, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of assets (including dispositions of material intellectual property), consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions, consummate mergers and other fundamental changes, enter in to restrictive agreements or modify their organizational documents. Any debt financing secured by us in the future could also involve such covenants as well as additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our indebtedness immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
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
In March 2024, we issued 100,000 shares of our Series A Redeemable Convertible Preferred Stock and in August 2024, we entered into a subscription agreement for the issuance of 75,000 shares of our Series B Redeemable Convertible Preferred Stock. The holders of our Redeemable Convertible Preferred Stock have the right to receive payment in cash upon a mandatory conversion or redemption at our option, or upon the occurrence of a fundamental change (as defined in the Certificate of Designations), if certain liquidity conditions are not satisfied. In general, we are entitled to exercise a mandatory conversion right regarding the Redeemable Convertible Preferred Stock to convert into shares of common stock after the third anniversary of the date of original issuance if the daily VWAP (as defined in the Certificate of Designations) has been at least 200% of the Conversion Price (as defined above) for at least twenty (20) trading days (whether or not consecutive) during any thirty (30) consecutive trading day period (including the last day of such period), and we are entitled to redeem all or any portion of the Redeemable Convertible Preferred Stock on or after the fifth anniversary of the date of original issuance at a redemption price specified in the Certificate of Designations.

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
The settlement of our obligations upon conversion, optional redemption or required repurchase of our Series A or Series B Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders and the number of shares of common stock issuable upon mandatory conversion, optional redemption or fundamental change is presently indeterminable.
The Series A Redeemable Convertible Preferred Stock and the Series B Redeemable Convertible Preferred Stock are convertible into our common stock at an initial conversion price of $3.5952 per share and $4.3799 per share, respectively (the “Conversion Price”). The Conversion Price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event. Dividends on the Redeemable Convertible Preferred Stock are payable at an initial rate of 9% per annum in the form of dividends compounding on a quarterly basis. Such compounded dividends are not subject to any cap or sunset provisions and can accrue into perpetuity. At issuance, the Series A Redeemable Convertible Preferred Stock was initially convertible into 278.15 million shares of common stock, representing approximately 12% of our then issued and outstanding common stock. Upon entry into the Series B Subscription Agreement, the Series B Redeemable Convertible Preferred Stock is expected to be initially convertible into 171.24 million shares of common stock, representing approximately 7% of our then issued and outstanding common stock. Holders of the Redeemable Convertible Preferred Stock may convert their shares (a) at any time that the closing price per share of our common stock on the trading day immediately preceding the date of the relevant notice of conversion is at least $5.50 (subject to certain adjustments), unless we otherwise consent to such conversion in our sole discretion, or (b) in all events during certain specified periods relating to a fundamental change or optional redemption by us. The number of shares of common stock issuable upon conversion (other than a mandatory conversion) in the future, subject to certain exceptions, is determined by dividing (i) the applicable Accrued Value (as defined in the Certificate of Designations) as of the conversion date by (ii) the applicable Conversion Price in effect as of such conversion date. As such, the number of shares of common stock issuable upon conversion may continue to increase in perpetuity as each of the compounded dividends increases the Accrued Value. Meeting these conversion obligations could impact our financial condition, liquidity, ability to obtain additional financing, or ability to allocate resources to addressing other aspects of our business including addressing the interests of the holders of our common stock. Except in the case of a mandatory conversion for which we elect (or are required) to satisfy our conversion obligation in cash (as further described under “—We may be unable to raise the funds necessary should any cash amounts become payable upon mandatory conversion or in connection with a fundamental change in relation to our Redeemable Convertible Preferred Stock, or to optionally redeem our Redeemable Convertible Preferred Stock”), any conversion of the Redeemable Convertible Preferred Stock will also increase the number of shares of our common stock available for public trading, which could adversely affect prevailing market prices of our common stock.
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

In addition, as long as at least 10% of the aggregate number of shares of the Series A and Series B Redeemable Convertible Preferred Stock originally issued remain outstanding, respectively, and subject to certain other conditions, holders of such Redeemable Convertible Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the respective Redeemable Convertible Preferred Stock, authorizations or issuances by us of capital stock that ranks senior or equal to the respective Redeemable Convertible Preferred Stock with respect to dividends or distributions on liquidation or the terms of which provide for cash dividends (other than the common stock), winding-up or dissolution, and decreases in the number of authorized shares of the Redeemable Convertible Preferred Stock.
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
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of June 30, 2024, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of June 30, 2024, we maintain a full valuation allowance for our net deferred tax assets.
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
In addition, we are required to report any control deficiencies that constitute a “material weakness” in our internal control over financial reporting. We cannot guarantee that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal control over financial reporting may result in material misstatements of our consolidated financial statements, cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause our stockholders to lose some or all of their investment.
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
The trading price of our common stock has fluctuated substantially. The trading price of our securities depends on many factors, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose all or part of the investment in our securities since investors might be unable to sell them at or above the price the investor paid for them. Any of the factors listed below could have a material adverse effect on stockholders’ investment in our securities and our securities may trade at prices significantly below the price stockholders paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
As of June 30, 2024, PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
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
PIF and Ayar beneficially own a significant equity interest in us and may take actions that conflict with other stockholders’ interests.
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
We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the ABL Credit Facility, the DDTL Credit Facility and our Redeemable Convertible Preferred Stock limits our and certain of our subsidiaries’ ability to pay cash dividends. We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business.
Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, applicable contractual restrictions and such other factors as the Board may deem relevant. As a result, capital appreciation in the price of our common stock, if any, will be our stockholders’ only source of gain on an investment in our common stock.

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
Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Our stockholders may be unable to sell their securities unless a market can be established or sustained.
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
Item 5. Other Information.
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith
10.1	Lucid Group, Inc. Amended and Restated 2021 Stock Incentive Plan (including the Lucid Group, Inc. 2021 Employee Stock Purchase Plan, attached thereto)	S-8	333-279973	June 5, 2024	99.1

10.2	Amendment No. 1 to Credit Agreement, dated as of June 6, 2024, by and among Lucid Group, Inc. and Bank of America, N.A., as administrative agent.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: August 5, 2024	By:	/s/ Gagan Dhingra
Gagan Dhingra
Interim Chief Financial Officer