Form 10-Q
period 2024-09-30
Lucid Group, Inc.
filed 2024-11-07
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Number of shares of the registrant’s common stock outstanding at November 1, 2024: 3,011,686,560

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
•risks related to the uncertainty of our projected financial and operational information;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,893,638	$1,369,947
Short-term investments (including $15,000 and nil associated with a related party as of September 30, 2024 and December 31, 2023, respectively)	1,578,283	2,489,798
Accounts receivable, net (including $70,846 and $35,526 from a related party as of September 30, 2024 and December 31, 2023, respectively)	98,243	51,822
Inventory	506,842	696,236
Prepaid expenses	62,210	69,682
Other current assets	107,795	79,670
Total current assets	4,247,011	4,757,155
Property, plant and equipment, net	3,222,098	2,810,867
Right-of-use assets	220,616	221,508
Long-term investments	555,521	461,029
Other noncurrent assets	198,277	180,626
Investments in equity securities of a related party	45,660	81,533
TOTAL ASSETS	$8,489,183	$8,512,718

LIABILITIES
Current liabilities:
Accounts payable	$139,187	$108,724
Accrued compensation	138,882	92,494
Finance lease liabilities, current portion	6,921	8,202
Other current liabilities (including $70,495 and $92,258 associated with related parties as of September 30, 2024 and December 31, 2023, respectively)	861,074	798,990
Total current liabilities	1,146,064	1,008,410
Finance lease liabilities, net of current portion	75,027	77,653
Common stock warrant liability	32,819	53,664
Long-term debt	2,000,847	1,996,960
Other long-term liabilities (including $120,286 and $178,311 associated with related parties as of September 30, 2024 and December 31, 2023, respectively)	558,525	524,339
Derivative liabilities associated with redeemable convertible preferred stock (related party)	932,025	—
Total liabilities	4,745,307	3,661,026
Commitments and contingencies (Note 12)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023, Series A redeemable convertible preferred stock, par value $0.0001; 100,000 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (related party)	591,897	—
Preferred stock 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023, Series B redeemable convertible preferred stock, par value $0.0001; 75,000 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (related party)	468,259	—
Total redeemable convertible preferred stock	1,060,156	—

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 2,338,376,367 and 2,300,111,489 shares issued and 2,337,518,542 and 2,299,253,664 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	234	230
Additional paid-in capital	15,206,764	15,066,080
Treasury stock, at cost, 857,825 shares at September 30, 2024 and December 31, 2023	(20,716)	(20,716)
Accumulated other comprehensive income	12,914	4,850
Accumulated deficit	(12,515,476)	(10,198,752)
Total stockholders’ equity	2,683,720	4,851,692
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$8,489,183	$8,512,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue (including $45,588 and $4,980 from a related party for the three months ended September 30, 2024 and 2023, and $133,424 and $4,980 for the nine months ended September 30, 2024 and 2023, respectively)	$200,038	$137,814	$573,359	$438,120

Costs and expenses
Cost of revenue	412,544	469,722	1,287,695	1,526,051
Research and development	324,371	230,758	896,168	694,035
Selling, general and administrative	233,585	189,691	657,062	556,209
Restructuring charges	76	518	20,304	24,546
Total cost and expenses	970,576	890,689	2,861,229	2,800,841

Loss from operations	(770,538)	(752,875)	(2,287,870)	(2,362,721)

Other income (expense), net
Change in fair value of common stock warrant liability	(13,748)	60,316	20,845	61,647
Change in fair value of equity securities of a related party	(8,836)	—	(38,159)	—
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(240,250)	—	(137,250)	—
Interest income	50,017	66,064	155,201	145,594
Interest expense	(8,478)	(3,340)	(22,652)	(17,138)
Other expense, net	(155)	(763)	(6,229)	(1,024)
Total other income (expense), net	(221,450)	122,277	(28,244)	189,079
Loss before provision for income taxes	(991,988)	(630,598)	(2,316,114)	(2,173,642)
Provision for income taxes	487	296	610	1,012
Net loss	(992,475)	(630,894)	(2,316,724)	(2,174,654)
Accretion of redeemable convertible preferred stock (related party)	42,838	—	(107,924)	—
Net loss attributable to common stockholders, basic and diluted	$(949,637)	$(630,894)	$(2,424,648)	$(2,174,654)

Weighted-average shares outstanding attributable to common stockholders, basic and diluted	2,323,971,541	2,284,446,783	2,312,249,333	2,010,916,100

Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.28)	$(1.05)	$(1.08)

Other comprehensive income (loss)
Net unrealized gains on investments, net of tax	$11,891	$1,554	$7,672	$2,590
Foreign currency translation adjustments	5,182	(1,967)	392	(1,381)
Total other comprehensive income (loss)	17,073	(413)	8,064	1,209
Comprehensive loss	(975,402)	(631,307)	(2,308,660)	(2,173,445)
Accretion of redeemable convertible preferred stock (related party)	42,838	—	(107,924)	—
Comprehensive loss attributable to common stockholders	$(932,564)	$(631,307)	$(2,416,584)	$(2,173,445)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2024	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	100,000	$651,311	2,318,685,904	$232	$15,063,541	$(20,716)	$(4,159)	$(11,523,001)	$3,515,897
Net loss	—	—	—	—	—	—	—	(992,475)	(992,475)
Other comprehensive income	—	—	—	—	—	—	17,073	—	17,073
Tax withholding payments for net settlement of employee awards	—	—	—	—	(3,190)	—	—	—	(3,190)
Issuance of common stock upon vesting of employee RSUs	—	—	18,034,831	2	(2)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	797,807	—	935	—	—	—	935
Issuance of Series B redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	75,000	451,683	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	(42,838)	—	—	42,838	—	—	—	42,838
Stock-based compensation	—	—	—	—	102,642	—	—	—	102,642
Balance as of September 30, 2024	175,000	$1,060,156	2,337,518,542	$234	$15,206,764	$(20,716)	$12,914	$(12,515,476)	$2,683,720

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2023	Shares	Amount
Balance as of June 30, 2023	2,282,278,815	$228	$14,904,370	$(20,716)	$(9,950)	$(8,914,092)	$5,959,840
Net loss	—	—	—	—	—	(630,894)	(630,894)
Other comprehensive loss	—	—	—	—	(413)	—	(413)
Tax withholding payments for net settlement of employee awards	—	—	(4,327)	—	—	—	(4,327)
Issuance of common stock upon vesting of employee RSUs	5,172,059	1	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,825,636	—	2,214	—	—	—	2,214
Stock-based compensation	—	—	79,595	—	—	—	79,595
Balance as of September 30, 2023	2,289,276,510	$229	$14,981,851	$(20,716)	$(10,363)	$(9,544,986)	$5,406,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - continued
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Nine Months Ended September 30, 2024	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	2,299,253,664	$230	$15,066,080	$(20,716)	$4,850	$(10,198,752)	$4,851,692
Net loss	—	—	—	—	—	—		(2,316,724)	(2,316,724)
Other comprehensive income	—	—	—	—	—	—	8,064		8,064
Tax withholding payments for net settlement of employee awards	—	—	—	—	(8,502)	—	—	—	(8,502)
Issuance of common stock upon vesting of employee RSUs	—	—	30,766,957	4	(4)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	4,601,557	—	11,104	—	—	—	11,104
Issuance of common stock upon exercise of stock options	—	—	2,896,364	—	3,246	—	—	—	3,246
Issuance of Series A redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	100,000	500,549	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	75,000	451,683	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	107,924	—	—	(107,924)	—	—	—	(107,924)
Stock-based compensation	—	—	—	—	242,764	—	—	—	242,764
Balance as of September 30, 2024	175,000	$1,060,156	2,337,518,542	$234	$15,206,764	$(20,716)	$12,914	$(12,515,476)	$2,683,720

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Nine Months Ended September 30, 2023	Shares	Amount
Balance as of January 1, 2023	1,829,314,736	$183	$11,752,138	$(20,716)	$(11,572)	$(7,370,332)	$4,349,701
Net loss	—	—	—	—	—	(2,174,654)	(2,174,654)
Other comprehensive income	—	—	—	—	1,209	—	1,209
Tax withholding payments for net settlement of employee awards	—	—	(14,705)	—	—	—	(14,705)
Issuance of common stock upon vesting of employee RSUs	11,607,793	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	2,287,592	—	15,089	—	—	—	15,089
Issuance of common stock upon exercise of stock options	6,827,738	—	7,321	—	—	—	7,321
Issuance of common stock under Underwriting Agreement, net of issuance costs	173,544,948	17	1,184,207	—	—	—	1,184,224
Issuance of common stock under 2023 Subscription Agreement to a related party, net of issuance costs	265,693,703	27	1,812,614	—	—	—	1,812,641
Stock-based compensation	—	—	225,189	—	—	—	225,189
Balance as of September 30, 2023	2,289,276,510	$229	$14,981,851	$(20,716)	$(10,363)	$(9,544,986)	$5,406,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,316,724)	$(2,174,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,494	166,033
Amortization of insurance premium	25,959	30,242
Non-cash operating lease cost	22,997	18,871
Stock-based compensation	208,803	193,432
Inventory and firm purchase commitments write-downs	416,098	734,495
Change in fair value of common stock warrant liability	(20,845)	(61,647)
Change in fair value of equity securities of a related party	38,159	—
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	137,250	—
Net accretion of investment discounts/premiums	(59,580)	(74,928)
Other non-cash items	4,766	27,938
Changes in operating assets and liabilities:
Accounts receivable (including $(35,320) and $(5,533) from a related party for the nine months ended September 30, 2024 and 2023, respectively)	(46,601)	(3,778)
Inventory	(221,392)	(575,933)
Prepaid expenses	(18,487)	(43,062)
Other current assets	(27,481)	13,680
Other noncurrent assets	(14,895)	(113,790)
Accounts payable	42,564	(114,810)
Accrued compensation	46,388	(1,781)
Other current liabilities	(9,297)	(61,505)
Other long-term liabilities	101,297	25,993
Net cash used in operating activities	(1,486,527)	(2,015,204)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(56,679) and $(66,877) from a related party for the nine months ended September 30, 2024 and 2023, respectively)	(592,206)	(638,002)
Purchases of investments (including $(15,000) and nil from a related party for the nine months ended September 30, 2024 and 2023, respectively)	(2,374,220)	(3,585,254)
Proceeds from maturities of investments	3,251,400	2,480,570
Proceeds from sale of investments	5,000	148,388
Other investing activities	—	(4,827)
Net cash provided by (used in) investing activities	289,974	(1,599,125)
Cash flows from financing activities:
Proceeds from issuance of common stock under Underwriting Agreement, net of issuance costs	—	1,184,224
Proceeds from issuance of common stock under 2023 Subscription Agreement to a related party, net of issuance costs	—	1,812,641
Proceeds from issuance of Series A redeemable convertible preferred stock to a related party	1,000,000	—
Proceeds from issuance of Series B redeemable convertible preferred stock to a related party	750,000	—
Payments of issuance costs for Series A redeemable convertible preferred stock	(2,343)	—
Payments of issuance costs for Series B redeemable convertible preferred stock	(250)	—
Payment for credit facility issuance costs (including $(5,625) and nil to a related party for the nine months ended September 30, 2024 and 2023, respectively)	(6,058)	—
Payment for finance lease liabilities	(2,632)	(4,534)
Proceeds from borrowings from a related party	—	42,920
Repayment of borrowings from a related party	(25,856)	—
Proceeds from exercise of stock options	3,246	7,321
Proceeds from employee stock purchase plan	11,104	15,089
Tax withholding payments for net settlement of employee awards	(8,502)	(14,705)
Net cash provided by financing activities	1,718,709	3,042,956
Net increase (decrease) in cash, cash equivalents, and restricted cash	522,156	(571,373)
Beginning cash, cash equivalents, and restricted cash	1,371,507	1,737,320
Ending cash, cash equivalents, and restricted cash	$1,893,663	$1,165,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$12,843	$7,933
Cash paid for taxes	$42	$37

Supplemental disclosure of non-cash investing and financing activity:
Increases in purchases of property, plant and equipment included in accounts payable and other current liabilities	$57,627	$77,844
Government grant (related party) reflected in property, plant and equipment	$(62,471)	$(63,995)
Property, plant and equipment and right-of-use assets obtained through leases	$22,846	$26,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2024
NOTE 1 – DESCRIPTION OF BUSINESS
Overview

Lucid Group, Inc. (“Lucid”) is a technology company focused on designing, developing, manufacturing, and selling the next generation of electric vehicles (“EV”), EV powertrains, and battery systems.
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
From inception through September 30, 2024, the Company has incurred operating losses and negative cash flows from operating activities. For the nine months ended September 30, 2024 and 2023, the Company has incurred net losses of $2,316.7 million and $2,174.7 million, respectively. The Company had an accumulated deficit of $12.5 billion as of September 30, 2024.
The Company completed the first phase of the construction of its Advanced Manufacturing Plant-1 in Casa Grande, Arizona (“AMP-1”) in 2021, transitioned general assembly to the AMP-1 phase 2 manufacturing facility and completed the semi knocked-down (“SKD”) portion of its Advanced Manufacturing Plant-2 in Saudi Arabia (“AMP-2”) in September 2023. The Company further completed the paint shop and stamping portions of the AMP-1 phase 2 manufacturing facility during the three months ended September 30, 2024. The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company continues to expand AMP-1, construct the completely-built-up (“CBU”) portion of AMP-2, and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, which is above and beyond the expected cash inflows from the initial sales of the Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
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
In August 2024, the Company entered into a $750.0 million five-year unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”). See Note 6 “Debt” for more information.

In November 2022, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which the Company could offer and sell shares of its common stock having an aggregate offering price up to $600.0 million (the “At-the-Market Offering”). On November 8, 2022, the Company also entered into a subscription agreement (the “2022 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company up to $915.0 million of shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company completed its At-the-Market Offering program pursuant to the Equity Distribution Agreement for net proceeds of $594.3 million after deducting commissions and other issuance costs and also consummated a private placement of shares to Ayar pursuant to the 2022 Subscription Agreement for $915.0 million. No shares remain available for sale under the Equity Distribution Agreement.
In May 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase from the Company shares of the Company’s common stock in a public offering for aggregate net proceeds to the Company of $1.2 billion. In May 2023, the Company also entered into a subscription agreement (the “2023 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of the Company’s common stock in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company completed the public offering pursuant to the Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated the private placement to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion. See Note 16 “Related Party Transactions” for more information.
In March 2024, the Company entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar. Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from the Company 100,000 shares of its Series A convertible preferred stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate gross proceeds of $1.0 billion. In August 2024, the Company entered into a subscription agreement (the “Series B Subscription Agreement”) with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from the Company 75,000 shares of its Series B convertible preferred stock, par value $0.0001 per share (the “Series B Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, the Company issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate gross proceeds of $750.0 million. See Note 8 “Redeemable Convertible Preferred Stock” for more information.
The Series A Redeemable Convertible Preferred Stock and the Series B Redeemable Convertible Preferred Stock (the “Redeemable Convertible Preferred Stock”) are convertible at the option of the holder (i) at any time the closing price per share of the common stock on the trading date immediately preceding the date on which the holder delivers the relevant notice of conversion is at least a certain price threshold as noted in the certificate of designations of Series A Redeemable Convertible Preferred Stock (the “Series A Certificate of Designations”) and in the certificate of designations of the Series B Redeemable Convertible Preferred Stock (the “Series B Certificate of Designations”) of the Company or (ii) during specified periods preceding a fundamental change or optional redemption by the Company under the terms of the Redeemable Convertible Preferred Stock. See Note 8 “Redeemable Convertible Preferred Stock” for more information.
On October 16, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with the Underwriter, and also into a subscription agreement with Ayar (the “2024 Subscription Agreement”). See Note 17 “Subsequent Events” for more information.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, useful lives of property, plant and equipment, fair value of common stock warrants, fair value of derivative liabilities associated with the Redeemable Convertible Preferred Stock, estimates of residual value guarantee (“RVG”) liability, deferred revenue related to technology access fees and over-the-air (“OTA”) software updates, sales return reserves, assumptions used to measure stock-based compensation expense, and estimated incremental borrowing rates for assessing operating and finance leases. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,893,638	$1,369,947
Restricted cash included in other current assets	14	1,560
Restricted cash included in other noncurrent assets	11	—
Total cash, cash equivalents, and restricted cash	$1,893,663	$1,371,507
Accounts Receivable, Net
Accounts receivable consists of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits, services, and regulatory credits. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded immaterial allowance for uncollectible amounts as of September 30, 2024 and December 31, 2023.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but its deposits exceed federally insured limits. As of September 30, 2024 and December 31, 2023, accounts receivable from the EV purchase agreement with the Government of Saudi Arabia, a related party of the Public Investment Fund (“PIF”), which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 72.1% and 68.5% of the total accounts receivable balance, respectively. See Note 16 “Related Party Transactions” for more information.
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
At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future product returns. Return rate estimates are based on historical experience and sales return reserve balance was not material as of September 30, 2024 and December 31, 2023.

Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partners in connection with its vehicle leasing program. Vehicle sales with RVG totaled $116.6 million and $307.5 million during the three and nine months ended September 30, 2024, respectively, and $56.5 million and $112.0 million for the same periods in the prior year, respectively. Under the vehicle leasing program, the Company generally receives payment for the vehicle sales price at the time of delivery or shortly after the delivery. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates, and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations. The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated RVG liability. As of September 30, 2024, the Company recorded $41.8 million of RVG liabilities. The RVG liabilities were not material as of December 31, 2023.
As of September 30, 2024 and December 31, 2023, the Company recorded $46.3 million and $28.7 million of total deferred revenue from all vehicle sales primarily related to OTA and remarketing activities for vehicle sales, respectively. The Company recorded $13.7 million and $7.7 million of the total deferred revenue within other current liabilities and the remaining $32.6 million and $21.0 million within other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Revenue recognized during the three and nine months ended September 30, 2024 and 2023 from the prior period deferred revenue balances was not material.
Vehicle Operating Lease Revenue
The Company accounts for sales of vehicles with repurchase obligations as operating leases. The Company sells vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed upon repurchase price. The Company records the difference between the proceeds received and the agreed upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets, and were not material as of September 30, 2024 and December 31, 2023. The operating lease revenue was not material for the three and nine months ended September 30, 2024, and nil for the same periods in the prior year.
Other
Other consists of revenue from non-warranty after-sales vehicle services, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits.
The disaggregation of the Company’s revenue by geographic area based on the location where the sales originated was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$147,408	$120,615	$417,254	$406,899
Middle East	49,651	12,832	144,882	19,582
Other international	2,979	4,367	11,223	11,639
Total Revenue	$200,038	$137,814	$573,359	$438,120
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
Derivative Liabilities
The Company evaluates all of its financial instruments, including convertible notes and redeemable convertible preferred stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in these contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contracts if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting period end. Bifurcated embedded derivatives are classified as a separate liability in the condensed consolidated balance sheet.
The Company’s derivative liabilities are related to the conversion features embedded in the Redeemable Convertible Preferred Stock. See Note 8 “Redeemable Convertible Preferred Stock” for more information.
Except for the policies described above, there have been no significant changes to accounting policies during the three and nine months ended September 30, 2024.
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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses (such as purchases of inventory, employee compensation, depreciation, and amortization) within the relevant expense captions presented on the face of the statements of operations and comprehensive loss. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and should be applied either prospectively or retrospectively. The Company is evaluating the impact of this amendment to the related financial statement disclosures.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.
NOTE 3 - RESTRUCTURING
On May 24, 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company substantially completed the 2024 Restructuring Plan in the third quarter of 2024.
During the three and nine months ended September 30, 2024, the Company recorded restructuring charges of $0.1 million and $20.3 million, respectively, related to the 2024 Restructuring Plan within restructuring charges in the condensed consolidated statements of operations and comprehensive loss. The restructuring charges were primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
On March 28, 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2023 Restructuring Plan during the first quarter of 2024. During the three and nine months ended September 30, 2023, the Company recorded restructuring charges of $0.5 million and $24.5 million, respectively, and recorded no restructuring charges for the same periods in the current year related to the 2023 Restructuring Plan. The restructuring charges were primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
A summary of restructuring liabilities associated with the restructuring plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring liabilities - beginning of period	$17,567	$1,705	$54	$—
Restructuring charges excluding non-cash items(1)(2)	76	518	21,784	25,989
Cash payments	(16,405)	(1,846)	(20,600)	(25,612)
Restructuring liabilities - end of period	$1,238	$377	$1,238	$377
(1) Excluded non-cash items of $1.5 million for the nine months ended September 30, 2024 related to the 2024 Restructuring Plan, which was net of accelerated stock-based compensation expense of $3.2 million and a reversal of $4.7 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
(2) Excluded non-cash items of $1.4 million for the nine months ended September 30, 2023 related to the 2023 Restructuring Plan, which was net of accelerated stock-based compensation expense of $3.4 million and a reversal of $4.8 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of September 30, 2024, the restructuring liabilities of $1.2 million associated with the 2024 Restructuring Plan were included in accrued compensation in the condensed consolidated balance sheet. There were no restructuring liabilities associated with the 2023 Restructuring Plan as of September 30, 2024. Restructuring liabilities associated with the 2023 Restructuring Plan were immaterial as of December 31, 2023.

NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$212,397	$210,283
Work in progress	70,250	53,227
Finished goods	224,195	432,726
Total Inventory	$506,842	$696,236
Inventory as of September 30, 2024 and December 31, 2023 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and internally used vehicles which the Company intends to sell. The Company recorded write-downs of $154.9 million and $446.9 million for the three and nine months ended September 30, 2024, respectively, and $230.8 million and $752.8 million for the same periods in the prior year, respectively, to reduce its inventories to its net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments.
Property, plant and equipment, net
Property, plant and equipment, net as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

	September 30, 2024	December 31, 2023
Land and land improvements	$70,967	$69,718
Building and improvements(1)	888,633	576,097
Machinery, tooling and vehicles(2)	1,379,141	1,045,485
Computer equipment and software	88,068	74,336
Leasehold improvements	253,657	221,619
Furniture and fixtures	49,772	45,315
Finance leases	88,847	94,285
Construction in progress	1,102,833	1,185,413
Total Property, plant and equipment	3,921,918	3,312,268
Less accumulated depreciation and amortization	(699,820)	(501,401)
Property, plant and equipment, net	$3,222,098	$2,810,867
(1) As of September 30, 2024 and December 31, 2023, $125.1 million and $120.2 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance, respectively. See Note 16 “Related Party Transactions” for more information.
(2) Included $35.9 million and $32.5 million of service loaner vehicles as of September 30, 2024 and December 31, 2023, respectively.
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

	September 30, 2024	December 31, 2023
Machinery and tooling	$834,806	$728,751
Construction of AMP-1 and AMP-2(1)	230,627	430,878
Leasehold improvements and other	37,400	25,784
Total construction in progress	$1,102,833	$1,185,413
(1) As of September 30, 2024 and December 31, 2023, $69.7 million and $12.1 million, of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance, respectively. See Note 16 “Related Party Transactions” for more information.

Depreciation and amortization expense was $69.5 million and $204.5 million for the three and nine months ended September 30, 2024, respectively, and $60.8 million and $166.0 million for the same periods in the prior year, respectively. The amount of interest capitalized on construction in progress related to significant capital asset construction was immaterial for the three and nine months ended September 30, 2024 and 2023.
Other current liabilities
Other current liabilities as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Engineering, design, and testing accrual	$72,365	$42,176
Construction in progress	138,220	156,414
Accrued purchases(1)	25,016	44,957
Retail leasehold improvements accrual	1,875	6,005
Third-party services accrual	32,844	41,478
Tooling liability	141,819	49,925
Short-term borrowings	46,649	72,533
Operating lease liabilities, current portion	34,801	28,431
Reserve for loss on firm inventory purchase commitments	145,617	143,566
Accrued warranty	13,809	22,677
Other current liabilities	208,059	190,828
Total other current liabilities	$861,074	$798,990
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
Other long-term liabilities
Other long-term liabilities as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease liabilities, net of current portion	$240,008	$244,122
Other long-term liabilities(1)(2)	318,517	280,217
Total other long-term liabilities	$558,525	$524,339
(1) As of December 31, 2023, $62.5 million of capital expenditure support received from MISA was recorded as deferred liability within other long-term liabilities in the consolidated balance sheet. See Note 16 “Related Party Transactions” for more information.
(2) As of September 30, 2024 and December 31, 2023, $112.0 million and $107.8 million of deferred revenue was recorded within other long-term liabilities in the condensed consolidated balance sheets, respectively, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 16 “Related Party Transactions” for more information.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accrued warranty - beginning of period(2)	$78,496	$62,186	$46,076	$22,949
Warranty costs incurred	(10,204)	(13,929)	(46,090)	(33,759)
Provision for warranty(1)	10,570	7,054	78,876	66,121
Accrued warranty - end of period(2)	$78,862	$55,311	$78,862	$55,311

(1) Provision for warranty for the three and nine months ended September 30, 2024 and 2023 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties. During the three and nine months ended September 30, 2024, the Company recorded nil and $41.5 million provision associated with a special warranty campaign, respectively.
(2) Accrued warranty balance of $13.8 million and $22.7 million was recorded within other current liabilities, and $65.1 million and $23.4 million was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

NOTE 5 - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the “exit price” that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between independent market participants on the measurement date. The Company measures certain financial assets and liabilities at fair value at each reporting period using a fair value hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:
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
Cash, cash equivalents and investments are reported at their respective fair values on the Company’s condensed consolidated balance sheets. The Company’s short-term and long-term investments are classified as available-for-sale securities. Carrying amounts of accounts receivables, accounts payable, and other current liabilities approximate their estimated fair values.
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$755,638	$—	$—	$755,638	$755,638	$—	$—
Level 1:
Money market funds	743,253	—	—	743,253	743,253	—	—
U.S. Treasury securities	1,794,352	6,453	(91)	1,800,714	300,286	1,064,049	436,379
Subtotal	2,537,605	6,453	(91)	2,543,967	1,043,539	1,064,049	436,379
Level 2:
Certificates of deposit	3,000	2	—	3,002	3,002	—	—
Time deposits(1)	305,000	—	—	305,000	60,000	245,000	—
Commercial paper	72,321	48	(1)	72,368	24,299	48,069	—
Corporate debt securities	345,110	2,370	(13)	347,467	7,160	221,165	119,142
Subtotal	725,431	2,420	(14)	727,837	94,461	514,234	119,142
Total	$4,018,674	$8,873	$(105)	$4,027,442	$1,893,638	$1,578,283	$555,521
(1) Included $15.0 million of time deposit with GIB in short-term investments. GIB is a related party of PIF, which is an affiliate of Ayar. See Note 16 “Related Party Transactions” for more information.

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

During the three and nine months ended September 30, 2024 and 2023, there were immaterial gross realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $11.4 million and $11.1 million as of September 30, 2024 and December 31, 2023, respectively, and was recorded in other current assets on its condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	September 30, 2024
	Amortized cost	Estimated Fair Value
Within one year	$1,575,513	$1,578,283
After one year through three years	549,608	555,521
Total	$2,125,121	$2,133,804

On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded fair values of $45.7 million and $81.5 million within investments in equity securities of a related party in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. During the three and nine months ended September 30, 2024, the Company recognized unrealized losses of $8.8 million and $38.2 million, respectively, in change of fair value of equity securities of a related party in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2024, the Company also recognized an unrealized foreign currency gains of $3.0 million and $2.4 million, respectively, related to these equity securities in other expense, net in the condensed consolidated statement of operations and comprehensive loss. See Note 16 “Related Party Transactions” for more information.

Level 3 liabilities consist of the common stock warrant liability and the derivative liabilities associated with the Redeemable Convertible Preferred Stock, of which the fair values were measured upon issuance of the Private Placement Warrants and the Redeemable Convertible Preferred Stock and are remeasured at each reporting period. The valuation methodology and underlying assumptions are discussed further in Note 7 “Common Stock Warrant Liability” and Note 8 “Redeemable Convertible Preferred Stock”, respectively. Level 3 liabilities also consist of residual value guarantee liabilities, of which the fair value is measured initially upon delivery of vehicles and assessed subsequently for any changes on a quarterly basis. Significant changes in the unobservable inputs used in determining the fair value would result in significant changes to the fair value measurement.

The following table presents reconciliation of the common stock warrant liability measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value-beginning of period	$19,071	$139,259	$53,664	$140,590
Change in fair value	13,748	(60,316)	(20,845)	(61,647)
Fair value-end of period	$32,819	$78,943	$32,819	$78,943
The following table presents reconciliation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability
Fair value-beginning of period	$394,100	$—	$—	$—
Issuance	—	297,675	497,100	297,675
Change in fair value	191,200	49,050	88,200	49,050
Fair value-end of period	$585,300	$346,725	$585,300	$346,725
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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2026 Notes as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	(11.7)	(15.5)
Net Carrying Amount	$2,000.8	$1,997.0

Fair Value (Level 2)	$1,363.5	$1,061.6
The effective interest rate for the 2026 Notes is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest	$6.4	$6.3	$19.0	$18.9
Amortization of debt discounts and debt issuance costs	1.3	1.3	3.8	3.9
Interest expense	$7.7	$7.6	$22.8	$22.8
The 2026 Notes were not eligible for conversion as of September 30, 2024 and December 31, 2023. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of September 30, 2024 and December 31, 2023, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.
SIDF Loan Agreement
On February 27, 2022, Lucid, LLC, a limited liability company established in Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with SIDF, a related party of PIF, which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.3 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of September 30, 2024 and December 31, 2023, no amount was outstanding under the SIDF Loan Agreement.

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
As of September 30, 2024 and December 31, 2023, the Company had outstanding borrowings of SAR 175 million (approximately $46.6 million) and SAR 272 million (approximately $72.5 million), respectively. The weighted average interest rate on the outstanding borrowings was 7.56% and 7.49% as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, availability under the GIB Credit Facility was SAR 823 million (approximately $219.4 million) and SAR 727 million (approximately $193.9 million), respectively, after giving effect to the outstanding letters of credit. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. The Company recorded interest expense of $1.1 million and $3.8 million during the three and nine months ended September 30, 2024, respectively. The interest expense recorded for the same periods in the prior year was not material. As of September 30, 2024 and December 31, 2023, the Company was in compliance with applicable covenants under the Amended GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of September 30, 2024 and December 31, 2023, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $67.4 million and $45.4 million as of September 30, 2024 and December 31, 2023, respectively. Availability under the ABL Credit Facility was $335.0 million (including $169.9 million cash and cash equivalents) and $413.4 million (including $144.0 million cash and cash equivalents) as of September 30, 2024 and December 31, 2023, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheets and amortized over the facility term using the straight-line method. Amortization of the deferred issuance costs and commitment fee were $1.0 million and $2.8 million for the three and nine months ended September 30, 2024 and 2023, respectively.

DDTL Credit Facility
In August 2024, the Company entered into the DDTL Credit Facility with Ayar, that may be used for working capital and general corporate purposes. The DDTL Credit Facility provides for a delayed draw term loan credit facility in an aggregate principal amount of $750.0 million and has a stated maturity date of August 4, 2029. Borrowings under the DDTL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the DDTL Credit Facility. The Company is required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the DDTL Credit Facility.
The DDTL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of September 30, 2024, the Company was in compliance with applicable covenants under the DDTL Credit Facility.
As of September 30, 2024, the Company had no outstanding borrowings under the DDTL Credit Facility. The Company incurred issuance costs of $6.2 million to obtain the DDTL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheet and amortized over the facility term using the straight-line method. Amortization of the deferred issuance costs and commitment fee were immaterial for the three and nine months ended September 30, 2024.
NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to a fair value of $53.7 million as of December 31, 2023. The Private Placement Warrants remained unexercised and were remeasured to a fair value of $32.8 million as of September 30, 2024. The Company recognized a loss of $13.7 million and a gain of $20.8 million for the three and nine months ended September 30, 2024, respectively, and gains of $60.3 million and $61.6 million for the same periods in the prior year, respectively, in the condensed consolidated statements of operations and comprehensive loss.
The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and was as follows:

	September 30, 2024	December 31, 2023
Fair value of Private Placement Warrants per share	$0.74	$1.21
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

	September 30, 2024	December 31, 2023
Volatility	95.0%	85.0%
Expected term (in years)	1.8	2.6
Risk-free rate	3.7%	4.1%
Dividend yield	—%	—%
NOTE 8 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

In March 2024, the Company entered into the Series A Subscription Agreement with Ayar. Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from the Company 100,000 shares of the Series A Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate gross proceeds of $1.0 billion.
In August 2024, the Company entered into the Series B Subscription Agreement with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from the Company 75,000 shares of the Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, the Company issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate gross proceeds of $750.0 million.

The shares of the Series A Redeemable Convertible Preferred Stock and the Series B Redeemable Convertible Preferred Stock were issued pursuant to the Series A Certificate of Designations and the Series B Certificate of Designations (the “Certificate of Designations”), respectively. Pursuant to the Series A Subscription Agreement and the Series B Subscription Agreement, Ayar has agreed, with certain exceptions, that without prior written consent of the Company, it will not sell or transfer the Redeemable Convertible Preferred Stock for the twelve months after the date of the closing of the respective private placement.
Dividends: The Redeemable Convertible Preferred Stock ranks senior to the common stock with respect to dividends and distributions of assets upon the Company’s liquidation, dissolution or winding up. The Redeemable Convertible Preferred Stock has an initial value of $10,000 per share (the “Initial Value” and the Initial Value plus compounded and accrued dividends, the “Accrued Value”). Dividends on the Redeemable Convertible Preferred Stock are payable in the form of compounded cumulative dividends upon each share of the Redeemable Convertible Preferred Stock (paid-in-kind). Dividends accrue daily on the Initial Value (as increased for any compounded dividends previously compounded thereon) of each share of the Redeemable Convertible Preferred Stock at a rate of 9% per annum and compound on the basis of quarterly dividend payment dates on each March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2024 for the Series A Redeemable Convertible Preferred Stock and September 30, 2024 for the Series B Redeemable Convertible Preferred Stock.

Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Redeemable Convertible Preferred Stock if all shares of the Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of September 30, 2024, the liquidation preference of the Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock was $1,091.3 million and $766.6 million, respectively.

Voting Rights: Each Holder is entitled to the number of votes equal to the number of whole shares of common stock into which the aggregate shares of the Redeemable Convertible Preferred Stock held by such Holder are convertible on the record date for determining stockholders entitled to vote on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders and on which matter holders of the common stock shall be entitled to vote. Holders are entitled to notice of any meeting of stockholders and, except as otherwise provided in the Certificate of Designations or otherwise required by law, to vote together as a single class with the holders of the common stock and any other class or series of stock entitled to vote thereon. The voting power of Holders is subject to a voting cap per share equal to the quotient of the $10,000 Initial Value and the minimum price ($2.77 for the Series A Redeemable Convertible Preferred Stock and $3.12 for the Series B Redeemable Convertible Preferred Stock).

As long as at least 10% of the aggregate number of shares issued on the respective initial issue date remain outstanding, and subject to certain other conditions, Holders are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Redeemable Convertible Preferred Stock, authorizations or issuances by the Company of capital stock of the Company that ranks senior or equal to the Redeemable Convertible Preferred Stock with respect to dividends or distributions on liquidation or the terms of which provide for cash dividends (other than the common stock), winding-up and dissolution, and decreases in the number of authorized shares of the Redeemable Convertible Preferred Stock. The Company also agreed that as long as Ayar owns at least 50% of the shares issued on the respective initial issue date, the Company will comply with certain debt incurrence covenants in its Credit Agreement, dated as of June 9, 2022, by and among the Company, as the Borrower Representative, the other Borrowers party thereto from time-to-time, the Lenders and Issuing Banks from time-to-time party thereto and Bank of America, N.A., as Administrative Agent, as amended, which agreement may be waived with the sole consent of Ayar.

Conversion: Each share of the Redeemable Convertible Preferred Stock is convertible, at the option of the respective Holder, from time-to-time after the initial issue date, and without the payment of additional consideration by the Holder, (a) at any time that the closing price per share of the common stock on the trading day immediately preceding the date on which the Holder delivers the relevant notice of conversion is at least $5.50 (subject to certain adjustments), unless the Company otherwise consents to such conversion in its sole discretion, or (b) in all events during certain specified periods relating to a fundamental change or optional redemption by the Company, into such number of fully paid and non-assessable shares of common stock as is determined by dividing (i) the applicable Accrued Value as of the conversion date by (ii) the applicable conversion price in effect as of such conversion date, which shall initially be $3.5952 for the Series A Redeemable Convertible Preferred Stock and $4.3799 for the Series B Redeemable Convertible Preferred Stock, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events (the “Conversion Price”).

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

While the Redeemable Convertible Preferred Stock is callable after five years at the Company’s option, the Redeemable Convertible Preferred Stock is considered redeemable at the option of Ayar and was classified as mezzanine equity, because it is the majority shareholder of the Company. The Company recorded the Series A Redeemable Convertible Preferred Stock initially at its issuance price, net of issuance costs of $2.4 million and net of the initial value of the bifurcated derivative liability of $497.1 million. The Company also recorded the Series B Redeemable Convertible Stock initially at its issuance price, net of issuance costs of $0.6 million and net of the initial value of the bifurcated derivative liability of $297.7 million.

The Company accretes the Redeemable Convertible Preferred Stock to its redemption value, which is greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period. During the three and nine months ended September 30, 2024, the Company recorded net negative accretion of $59.4 million and accretion of $91.3 million related to the Series A Redeemable Convertible Preferred Stock, respectively. During the three and nine months ended September 30, 2024, the Company recorded accretion of $16.6 million related to the Series B Redeemable Preferred Stock. Accretion of the Redeemable Convertible Preferred Stock was reflected as adjustments to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2024. The carrying value of the Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock was $591.9 million and $468.3 million as of September 30, 2024, respectively.
The Company assessed the above features to determine whether any features are required to be bifurcated and separately accounted for as an embedded feature. The Company concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, the Company bifurcated the Redeemable Convertible Preferred Stock between (i) the host contracts which are accounted for within mezzanine equity as described above, and (ii) the bifurcated derivative liabilities related to the conversion features. The proceeds from issuance were first allocated to the fair value of the bifurcated derivatives with the residual being allocated to the host contracts. The bifurcated derivatives are remeasured to fair value at each reporting period with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.
As of September 30, 2024, the derivative liabilities for the Redeemable Convertible Preferred Stock were remeasured to fair value of $932.0 million, comprising of $585.3 million related to Series A Redeemable Convertible Preferred Stock and $346.7 million related to Series B Redeemable Convertible Preferred Stock. The Company recognized losses of $240.3 million and $137.3 million for the three and nine months ended September 30, 2024, respectively, in change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss.

The Company estimated the fair value of the derivative liabilities using a binomial lattice model with the volatility, credit spread, and term as significant unobservable inputs. Assumptions used in the valuation also take into account the contractual terms as well as the quoted price of the Company’s common stock in an active market. Significant changes in any of those inputs in isolation would result in significant changes to the fair value measurement.

The level 3 fair value inputs used in the valuation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock were as follows:

	September 30, 2024
	Series A Derivative Liability	Series B Derivative Liability
Volatility	40.0%	40.0%
Credit spread	20.9%	20.9%
Stock price	$3.53	$3.53
Term (in years)	4.5	4.9
Risk-free rate	3.6%	3.6%
NOTE 9 – STOCKHOLDERS’ EQUITY
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the three and nine months ended September 30, 2024 and 2023.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of September 30, 2024 was as follows:

September 30, 2024
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	28,845,241
Restricted stock units outstanding	116,174,433
Shares available for future grants under equity plans	51,144,960
If-converted common shares from convertible note	36,737,785
If-converted common shares from Series A redeemable convertible preferred stock	291,019,450
If-converted common shares from Series B redeemable convertible preferred stock	173,206,009
Total shares of common stock reserved	741,477,878
NOTE 10 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the nine months ended September 30, 2024 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2023	32,911,135	$1.99	5.5	$91,785
Options granted	232,177	3.99
Options exercised	(2,896,364)	1.12
Options canceled	(1,401,707)	6.83
Balance as of September 30, 2024	28,845,241	$1.86	4.61	$65,140
Options vested and exercisable as of September 30, 2024	26,103,849	$1.33	4.47	$64,972
As of September 30, 2024, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $8.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units (“RSUs”)
A summary of RSUs activity for the nine months ended September 30, 2024 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2023	54,699,739	9,305,825	64,005,564	$10.90
Granted	88,542,220	13,772,614	102,314,834	2.88
Vested	(31,636,368)	(1,644,016)	(33,280,384)	8.34
Cancelled/Forfeited	(11,785,855)	(5,079,726)	(16,865,581)	7.02
Balance as of September 30, 2024	99,819,736	16,354,697	116,174,433	$5.13
As of September 30, 2024, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $399.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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
The Company recognizes compensation expense using a graded vesting attribution method over the derived service period for the CEO performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the CEO performance-based awards for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. The unamortized expense of $8.2 million as of December 31, 2022 for the fifth tranche, representing 2,090,140 RSUs, was fully recognized during the year ended December 31, 2023. The Company withheld approximately 0.4 million and 1.4 million shares of common stock for the three and nine months ended September 30, 2024, respectively, and 0.5 million and 1.4 million shares of common stock for the same periods in the prior year, respectively, by net settlement to meet the related tax withholding requirements related to the CEO time-based RSUs.
The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and/or individual performance and (ii) a service condition which will be met generally over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and/or individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. The Company recorded stock-based compensation expenses of $6.2 million and $14.2 million during the three and nine months ended September 30, 2024, respectively, and $2.9 million and $3.6 million for the same periods in the prior year, respectively, related to these performance-based RSUs. As of September 30, 2024, the unamortized expense for the performance-based RSUs was $40.8 million, which will be recognized over a weighted-average period of 1.3 years primarily contingent upon realization of the corporate performance conditions.
Employee Stock Purchase Plan (“ESPP”)
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of September 30, 2024, unrecognized stock-based compensation cost related to the ESPP was $24.9 million which is expected to be recognized over a weighted-average period of 1.7 years.

Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,145	$1,221	$2,956	$2,560
Research and development	53,663	35,963	124,722	101,356
Selling, general and administrative	33,286	31,053	82,605	90,959
Restructuring charges	—	—	(1,480)	(1,443)
Total	$88,094	$68,237	$208,803	$193,432
The Company capitalized stock-based compensation expenses of $14.6 million and $34.0 million for the three and nine months ended September 30, 2024, respectively, and $11.4 million and $31.8 million for the same periods in the prior year, respectively, primarily as part of the cost of inventory.
NOTE 11 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of September 30, 2024 and December 31, 2023, assets associated with the finance lease were $79.3 million. As of September 30, 2024 and December 31, 2023, liabilities associated with the finance lease were $78.9 million and $80.6 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Operating leases:
Right-of-use assets	$220,616	$221,508

Other current liabilities	$34,801	$28,431
Other long-term liabilities	240,008	244,122
Total operating lease liabilities	$274,809	$272,553

Finance leases:
Property, plant and equipment, net	$82,989	$85,055
Total finance lease assets	$82,989	$85,055

Finance lease liabilities, current portion	$6,921	$8,202
Finance lease liabilities, net of current portion	75,027	77,653
Total finance lease liabilities	$81,948	$85,855

The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense:
Operating lease expense (1)	$15,680	$14,000	$46,109	$40,578
Variable lease expense	522	438	1,432	1,306

Finance lease expense:
Amortization of leased assets	$669	$1,326	$2,496	$4,133
Interest on lease liabilities	1,161	1,204	3,495	3,677
Total finance lease expense	$1,830	$2,530	$5,991	$7,810
Total lease expense	$18,032	$16,968	$53,532	$49,694
(1) Excluded short-term leases, which were not material.
Other information related to leases where the Company is the lessee was as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	6.4	6.8
Finance leases	1.9	2.6

Weighted-average discount rate:
Operating leases	11.89%	11.01%
Finance leases	5.71%	5.59%
As of September 30, 2024, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remainder of the year)	$15,005	$570
2025	66,800	6,817
2026	66,260	82,686
2027	57,597	245
2028	53,890	39
Thereafter	140,208	8
Total minimum lease payments	399,760	90,365
Less: Interest	(124,951)	(8,417)
Present value of lease obligations	274,809	81,948
Less: Current portion	(34,801)	(6,921)
Long-term portion of lease obligations	$240,008	$75,027
As of September 30, 2024, the Company entered into additional leases for facilities and equipment that have not yet commenced with undiscounted future lease payments of $18.9 million. The leases are expected to commence over the next twelve months.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of September 30, 2024 and December 31, 2023, the Company had $443.6 million and $270.2 million in commitments related to AMP-1 and AMP-2 plant and equipment, respectively. These commitments represent future expected payments on open purchase orders entered into as of September 30, 2024 and December 31, 2023.

The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. On October 1, 2024, the Company entered into amendments (the “Amendments”) to certain battery-supply agreements with Panasonic Energy Co., Ltd. and certain of its affiliates. Pursuant to the terms of the Amendments, the Company has reduced its contractual minimum commitment from approximately $4.8 billion to approximately $2.8 billion. The Company’s remaining minimum purchase commitments of an aggregate of approximately $2.8 billion was calculated using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. The estimated future payments having a remaining term in excess of one year, adjusted per the Amendments, were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2024 (remainder of the year)	$80,465
2025	267,150
2026	297,841
2027	394,502
2028	484,004
Thereafter	1,436,629
Total	$2,960,591
Legal Matters
From time-to-time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.
Beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The District Court granted defendants’ motion to dismiss on January 11, 2023, with plaintiffs being provided the ability to seek leave to amend. On June 29, 2023, the District Court denied plaintiff’s motion for leave to amend, dismissed the lawsuit and terminated the case. On July 28, 2023, plaintiffs appealed the District Court’s decisions to the Ninth Circuit Court of Appeals. On August 8, 2024, the Ninth Circuit affirmed the district court judgment dismissing the case. On September 17, 2024, the Ninth Circuit denied Plaintiffs’ petition for a rehearing or rehearing en banc. On September 25, 2024, the Ninth Circuit issued its mandate affirming the district court judgment.
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

On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The consolidated complaint names as defendants Lucid Group, Inc. and the Company’s chief executive officer and former chief financial officer, and generally allege that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021 and August 3, 2022. The consolidated complaint seeks certification of the action as a class action, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. Defendants filed a Motion to Dismiss on February 23, 2023. On August 8, 2024, the Court granted in part and denied in part Defendants’ Motion to Dismiss, and gave Plaintiffs leave to replead their complaint. On September 20, 2024, Plaintiffs filed an Amended Consolidated Complaint, which no longer names the Company’s former chief financial officer as an individual defendant. Lucid’s opening brief in support of its renewed Motion to Dismiss is due on November 15, 2024. Defendants believe that the plaintiffs’ claims are without merit and intends to defend themselves vigorously, but they cannot ensure that their efforts to dismiss the consolidated complaint will be successful or that they will avoid liability in this matter.
In addition, on September 5, 2024, a purported shareholder of the Company filed a shareholder derivative lawsuit on behalf of Lucid Group, Inc. against certain of the Company’s current and former directors in Delaware state court, captioned Tricia Rodney v. Rawlinson, et al., Delaware Court of Chancery, Case No. 2024-0927. The complaint names the Company as a nominal defendant. The complaint alleges: (i) a breach of fiduciary duty claim against the Company’s CEO; (ii) a breach of fiduciary duty claim against other then-current members of the Board in 2022; and (iii) an unjust enrichment claim against the Company’s CEO.
In addition, on July 11, 2022, a purported shareholder of the Company filed a shareholder derivative action, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California state court, captioned Floyd Taylor v. Glenn August, et al., Superior Court, Alameda County, Case No. 22CV014130. The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the In re Lucid Group, Inc. Securities Litigation action, the Taylor complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, interest, and attorneys’ fees and expenses. The case is currently stayed.
Moreover, on March 25, 2021, the Illinois Automobile Dealers Association, Chicago Automobile Trade Association, Peoria Metro New Car Dealers Association, Illinois Motorcycle Dealers Association, and 241 individual motor vehicle dealers filed an action against the Office of the Illinois Secretary of State (“SOS”), Jesse White, in his official capacity as the Illinois Secretary of State; Lucid USA, Inc. (“Lucid USA”); and other defendants, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 2021CH01438. The suit generally alleges that Illinois law does not permit manufacturers to obtain licenses as motor vehicle dealers. Plaintiffs seek to prevent Lucid from engaging in the sale of motor vehicles directly to consumers. The SOS granted Lucid USA a dealer’s license on June 3, 2021. In December 2022, the Court granted Defendants’ Motion to Dismiss. Plaintiffs subsequently appealed and the decision was affirmed by the First District Appellate Court on August 23, 2024. Plaintiffs have filed a petition for further review of the case by the Illinois Supreme Court.
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

Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $83.2 million and $56.3 million as of September 30, 2024 and December 31, 2023, respectively, for which no liabilities are recorded in the condensed consolidated balance sheets.
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
The Company’s effective tax rate was 0.0% for the three and nine months ended September 30, 2024 and 2023, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
NOTE 14 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(992,475)	$(630,894)	$(2,316,724)	$(2,174,654)
Accretion of redeemable convertible preferred stock (related party)	42,838	—	(107,924)	—
Net loss attributable to common stockholders, basic and diluted	$(949,637)	$(630,894)	$(2,424,648)	$(2,174,654)

Weighted-average shares outstanding attributable to common stockholders, basic and diluted	2,323,971,541	2,284,446,783	2,312,249,333	2,010,916,100

Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.28)	$(1.05)	$(1.08)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30,
Excluded Securities	2024	2023
Private Placement Warrants to purchase common stock	44,350,000	44,350,000
Options outstanding to purchase common stock	28,845,241	34,320,337
RSUs outstanding	101,501,380	51,817,847
Employee stock purchase plan	16,831,978	9,353,757
If-converted common shares from convertible note	36,737,785	36,737,785
If-converted common shares from Series A redeemable convertible preferred stock	291,019,450	—
If-converted common shares from Series B redeemable convertible preferred stock	173,206,009	—
Total	692,491,843	176,579,726
The 14,673,053 and 9,452,483 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the respective performance conditions have not been satisfied as of September 30, 2024 and 2023, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material for the three and nine months ended September 30, 2024, and nil for the same periods in the prior year.
NOTE 16 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in 2047. The right-of-use asset related to this lease was $4.3 million and $4.5 million as of September 30, 2024 and December 31, 2023, respectively. The lease liability was $6.0 million and $5.7 million as of September 30, 2024 and December 31, 2023, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three and nine months ended September 30, 2024 and 2023 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in 2029. The right-of-use asset related to this lease was $2.1 million and $2.3 million as of September 30, 2024 and December 31, 2023, respectively. The lease liability was $2.3 million as of September 30, 2024 and December 31, 2023. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three and nine months ended September 30, 2024 was immaterial.
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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of September 30, 2024, the Company recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.

GIB Facility Agreement
In April 2022, Lucid LLC entered into the GIB Facility Agreement with GIB. GIB is a related party of PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1 billion (approximately $266.1 million).
In March 2023, Lucid LLC entered into an amendment of the GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1 billion (approximately $266.6 million) GIB Credit Facility which may be used for general corporate purposes. See Note 6 “Debt” for more information.
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred to date under these agreements were SAR 678.5 million (approximately $180.9 million) and SAR 444.6 million (approximately $118.6 million) as of September 30, 2024 and December 31, 2023, respectively. Amounts due to Al Bawani under these agreements were SAR 89.5 million (approximately $23.8 million) and SAR 74.0 million (approximately $19.7 million) as of September 30, 2024 and December 31, 2023, respectively, and were recorded within other current liabilities in the condensed consolidated balance sheets.
Subscription Agreements
In May 2023, the Company entered into the 2023 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 265,693,703 shares of the Company’s common stock at a price per share of $6.83 in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company issued the shares to Ayar pursuant to the 2023 Subscription Agreement and received aggregate net proceeds of $1.8 billion after deducting issuance costs of $2.0 million.
In March 2024, the Company entered into the Series A Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 100,000 shares of its Series A Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate gross proceeds of $1.0 billion. In August 2024, the Company entered into the Series B Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 75,000 shares of its Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, the Company issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate gross proceeds of $750.0 million. See Note 8 “Redeemable Convertible Preferred Stock” for more information.

In October 2024, the Company entered into the 2024 Subscription Agreement, pursuant to which Ayar agreed to purchase from the Company 374,717,927 shares of the Company’s common stock in a private placement. In addition, Ayar agreed to purchase an additional 21,470,459 shares of the Company’s common stock. As of October 31, 2024, the Company consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for aggregate proceeds of approximately $1,026.5 million. See Note 17 “Subsequent Events” for more information.
Common stock acquired by Ayar under the 2023 Subscription Agreement and 2024 Subscription Agreement, the Redeemable Convertible Preferred Stock acquired by Ayar under the Series A Subscription Agreement and the Series B Subscription Agreement, and the common stock issuable upon conversion thereof are subject to the Investor Rights Agreement dated February 22, 2021 (as amended from time-to-time, the “Investor Rights Agreement”), which governs the registration for resale of such common stock and the Redeemable Convertible Preferred Stock.
Human Resources Development Fund (“HRDF”) Joint Cooperation Agreement
In March 2023, Lucid LLC entered into a joint cooperation agreement with HRDF, a related party of PIF, which is an affiliate of Ayar. Pursuant to the agreement, Lucid LLC will train and develop local personnel in Saudi Arabia, and HRDF agreed to reimburse the Company training related costs in an aggregate maximum amount of SAR 29.3 million (approximately $7.8 million) during the program.
The Company received a payment SAR 3.7 million (approximately $1.0 million) in cash during the three and nine months ended September 30, 2024, and SAR 8.8 million (approximately $2.3 million) during the year ended December 31, 2023. The Company recorded $1.8 million of deferred liability within other current liabilities in the condensed consolidated balance sheets as of December 31, 2023. As of September 30, 2024, the Company recorded the remaining deferred liability balance as a deduction to operating expenses in the condensed consolidated statement of operations and comprehensive loss. The deduction recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss was not material for the three and nine months ended September 30, 2024 and 2023.

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
The Company recognized net vehicle sales amount of SAR 171.0 million (approximately $45.6 million) and SAR 500.5 million (approximately $133.4 million) during the three and nine months ended September 30, 2024, respectively, and SAR 18.7 million (approximately $5.0 million) during the same periods in the prior year. The deferred revenue from the vehicle sales was primarily related to OTA and was recorded within other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the deferred revenue balance was not material. The Company recorded amounts due from the Purchaser of SAR 265.8 million (approximately $70.8 million) and SAR 133.2 million (approximately $35.5 million) in accounts receivable, net in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. See “Vehicle Sales without Residual Value Guarantee” section under Note 2 “Summary of Significant Accounting Policies” for the revenue recognition policies.
Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance) and the first cash installment of $33.0 million. These shares were initially measured at a fair value of $73.2 million. As of September 30, 2024 and December 31, 2023, the Company remeasured the shares and recorded fair values of $45.7 million and $81.5 million within investments in equity securities of a related party in the condensed consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $4.8 million from inception through September 30, 2024. The Company recorded accounts receivable of $1.1 million in the condensed consolidated balance sheet as of September 30, 2024. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of September 30, 2024 and December 31, 2023, the Company recorded $112.0 million and $107.8 million as deferred revenue primarily within other long-term liabilities in the condensed consolidated balance sheets, respectively. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million.
DDTL Credit Facility
In August 2024, the Company entered into a $750.0 million five year DDTL Credit Facility with Ayar, which may be used for working capital and general corporate purposes. See Note 6 “Debt” for more information.
Time Deposit
The Company purchases time deposits with GIB from time-to-time. GIB is a related party of PIF, which is an affiliate of Ayar. As of September 30, 2024, the time deposit balance was $15.0 million, which was recorded within short-term investments in the condensed consolidated balance sheet. See Note 5 “Fair Value Measurements and Financial Instruments” for more information.

NOTE 17 – SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2024, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.

2024 Underwriting Agreement

On October 16, 2024, the Company entered into the 2024 Underwriting Agreement with the Underwriter, under which the Underwriter agreed to purchase 262,446,931 shares of the Company’s common stock. The Company also granted the Underwriter a 30-day option to purchase up to 39,367,040 additional shares of its common stock (the “Overallotment Option”). On October 17, 2024, the Underwriter exercised the Overallotment Option to purchase an additional 15,037,594 shares. On October 18, 2024, the Company completed the public offering pursuant to the 2024 Underwriting Agreement and received aggregate proceeds of approximately $719.0 million.

2024 Subscription Agreement

On October 16, 2024, the Company also entered into the 2024 Subscription Agreement, pursuant to which Ayar agreed to purchase from the Company 374,717,927 shares of the Company’s common stock in a private placement. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase an additional 21,470,459 shares of the Company’s common stock. As of October 31, 2024, the Company consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for aggregate proceeds of approximately $1,026.5 million.

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
Recent Developments
2024 Underwriting Agreement
On October 16, 2024, we entered into an underwriting agreement (the “2024 Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase 262,446,931 shares of our common stock. We also granted the underwriter a 30-day option to purchase up to 39,367,040 additional shares of our common stock (the “Overallotment Option”). On October 17, 2024, the Underwriter exercised the Overallotment Option to purchase an additional 15,037,594 shares. On October 18, 2024, we completed the public offering pursuant to the 2024 Underwriting Agreement and received aggregate proceeds of approximately $719.0 million.
2024 Subscription Agreement
On October 16, 2024, we also entered into a subscription agreement (the “2024 Subscription Agreement”) with Ayar Third Investment Company, our controlling stockholder (“Ayar”), pursuant to which Ayar agreed to purchase from us 374,717,927 shares of our common stock in a private placement. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase an additional 21,470,459 shares of our common stock. As of October 31, 2024, we consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for aggregate proceeds of approximately $1,026.5 million.

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
Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. The Lucid Air is designed with race-proven battery and powertrain technologies, offering robust performance together with a sleek exterior design and expansive interior space due to our miniaturized key drivetrain components. We anticipate continued consumer demand for the Lucid Air based on its luxurious design, high-performance technology, sustainability leadership, and the growing acceptance of and demand for electric vehicles as substitutes for gasoline-fueled vehicles. We expect that these attributes will also drive demand for future models, including the Lucid Gravity and our Midsize platform.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sale of the Lucid Air and other electric vehicles that we may offer over the coming decade, including to open additional studios, expand our sales force, grow marketing and brand awareness, and establish a robust service center operation. As of September 30, 2024, we have opened 55 studios and service centers (excluding temporary and satellite service centers): 37 in the United States (12 in California, four in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, Texas, Virginia and Washington, and one in each of Colorado, Georgia, Michigan, New Jersey and Pennsylvania), five in Canada, five in Germany, two in Switzerland, one in Netherlands, one in Norway, three in Saudi Arabia, and one in the United Arab Emirates. We also expect to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to delivering and servicing the Lucid electric vehicles we manufacture and sell.
Establishing Manufacturing Capacity
Achieving commercialization and growth for each generation of our electric vehicles requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the United States and internationally. We expect our capital expenditures to increase as we continue constructing the completely-built-up (“CBU”) portion of AMP-2 and expanding AMP-1. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new electric vehicles, our ability to achieve sales and meet customer demand at anticipated levels, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.

Technology Innovation
We develop in-house battery and powertrain technology, which requires significant capital investment in research and development. The electric vehicle market is highly competitive, including both established automotive manufacturers and new entrants. To establish market position and attract customers, we plan to continue making substantial investments in research and development for the commercialization and continued enhancements of the Lucid Air, the development of the Lucid Gravity SUV and our Midsize platform, as well as future generations of our electric vehicles and other products.

Inflationary Pressure
The U.S. and Saudi Arabian economies have experienced increased inflation. Our vehicle manufacturing costs are heavily influenced by the cost of the key components and materials used in the vehicle, labor costs, as well as the cost of equipment used in our manufacturing facilities. As we continue the phased construction of our AMP-1 and AMP-2 facilities, any further increases in material and infrastructure equipment prices, as well as construction labor costs, could lead to higher capital expenditures.
Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$200,038	$137,814	$62,224	45%	$573,359	$438,120	$135,239	31%
We recognize revenue from vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, powertrain kits, retail merchandise, and regulatory credits.
Revenue increased by $62.2 million or 45% and $135.2 million or 31% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher deliveries of the Lucid Air vehicles, partially offset by a lower average selling price of vehicles for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year. The increase in revenue for the nine months ended September 30, 2024, as compared to the same period in the prior year, was also due to an increase of $21.3 million of regulatory credit sales.
Cost of Revenue
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of revenue	$412,544	$469,722	$(57,178)	(12)%	$1,287,695	$1,526,051	$(238,356)	(16)%
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
Cost of revenue decreased by $57.2 million or 12% and $238.4 million or 16% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to the decreases in inventory write-downs and losses from firm purchase commitments, partially offset by higher deliveries of the Lucid Air vehicles. The decrease in cost of revenue for the nine months ended September 30, 2024, as compared to the same period in the prior year, was also partially offset by a provision associated with a special warranty campaign recorded in the current year. We continue to incur significant personnel and overhead costs to operate our large-scale manufacturing facilities while ramping up production. In the near term, we expect our production volume of vehicles to continue to be significantly less than our manufacturing capacity.

We recorded write-downs of $154.9 million and $446.9 million for the three and nine months ended September 30, 2024, respectively, and $230.8 million and $752.8 million for the same periods in the prior year, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The decreases in the inventory write-downs and losses from firm purchase commitments were primarily due to decreases in overall inventory balances and obsolescence. The decrease in overall inventory balances and obsolescence for the three months ended September 30, 2024, compared to the same period in the prior year, was primarily driven by higher deliveries of the Lucid Air vehicles. The decrease in overall inventory balances and obsolescence for the nine months ended September 30, 2024, compared to the same period in the prior year, was primarily driven by lower purchases of raw materials and higher deliveries of the Lucid Air vehicles. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. For the three and nine months ended September 30, 2024, the impact of the IRA on our results of operations was not material. We will continue to evaluate the expected future impact of the IRA on our business and financial statements as additional regulatory guidance is issued.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$324,371	$230,758	$93,613	41%	$896,168	$694,035	$202,133	29%
Selling, general and administrative	233,585	189,691	43,894	23%	657,062	556,209	100,853	18%
Restructuring charges	76	518	(442)	(85)%	20,304	24,546	(4,242)	(17)%
Total operating expenses	$558,032	$420,967	$137,065	33%	$1,573,534	$1,274,790	$298,744	23%

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
Research and development expense increased by $93.6 million, or 41% for the three months ended September 30, 2024, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $63.0 million ($45.3 million increase due to our growth in headcount and $17.7 million higher stock-based compensation expenses) and an increase of $26.1 million for prototype material, engineering, design and testing services.

Research and development expense increased by $202.1 million, or 29% for the nine months ended September 30, 2024, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $142.2 million ($118.8 million increase due to our growth in headcount and $23.4 million higher stock-based compensation expenses) and an increase of $70.9 million for prototype material, engineering, design and testing services, partially offset by lower utilization of contractors and professional fees of $17.8 million.
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
Selling, general, and administrative expense increased by $43.9 million, or 23% for the three months ended September 30, 2024, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $26.2 million ($24.0 million increase due to our growth in headcount and $2.2 million higher stock-based compensation expense), higher utilization of contractors and professional fees of $10.3 million, and an increase of $8.2 million in allocated facilities costs.

Selling, general, and administrative expense increased by $100.9 million, or 18% for the nine months ended September 30, 2024, as compared to the same period in the prior year. The increase was primarily attributable to higher personnel-related expenses of $60.4 million ($68.8 million increase due to our growth in headcount, partially offset by $8.4 million lower stock-based compensation expense), an increase in sales and marketing expenses of $27.8 million, and an increase of $9.7 million in allocated facilities costs.

Restructuring Charges
On May 24, 2024, we announced a restructuring plan (the “2024 Restructuring Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We substantially completed the 2024 Restructuring Plan in the third quarter of 2024.
During the three and nine months ended September 30, 2024, we recorded restructuring charges of $0.1 million and $20.3 million, respectively, related to the 2024 Restructuring Plan within restructuring charges in the condensed consolidated statements of operations and comprehensive loss. The restructuring charges were primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
On March 28, 2023, we announced a restructuring plan (the “2023 Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We completed the 2023 Restructuring Plan during the first quarter of 2024. During the three and nine months ended September 30, 2023, we recorded restructuring charges of $0.5 million and $24.5 million, respectively, and recorded no restructuring charges for the same periods in the current year related to the 2023 Restructuring Plan. The restructuring charges were primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$(13,748)	$60,316	$(74,064)	(123)%	$20,845	$61,647	$(40,802)	(66)%
Change in fair value of equity securities of a related party	(8,836)	—	(8,836)	*nm	(38,159)	—	(38,159)	*nm
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(240,250)	—	(240,250)	*nm	(137,250)	—	(137,250)	*nm
Interest income	50,017	66,064	(16,047)	(24)%	155,201	145,594	9,607	7%
Interest expense	(8,478)	(3,340)	(5,138)	154%	(22,652)	(17,138)	(5,514)	32%
Other expense, net	(155)	(763)	608	(80)%	(6,229)	(1,024)	(5,205)	*nm
Total other income (expense), net	$(221,450)	$122,277	$(343,727)	(281)%	$(28,244)	$189,079	$(217,323)	(115)%
*nm - not meaningful
Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the privately placed common stock warrants (the “Private Placement Warrants”) to purchase shares of our common stock that were effectively issued upon the Closing in connection with the reverse recapitalization treatment of the Merger. Our common stock warrant liability is subject to remeasurement to fair value at each reporting period.
The Private Placement Warrants remained unexercised as of September 30, 2024. The liability was remeasured to fair value, resulting in a loss of $13.7 million and a gain of $20.8 million for the three and nine months ended September 30, 2024, respectively, and gains of $60.3 million and $61.6 million for the same periods in the prior year, respectively. The change in fair value was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Common Stock Warrant Liability” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance). The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were initially measured at a fair value of $73.2 million and were remeasured to a fair value of $45.7 million and $81.5 million as of September 30, 2024 and December 31, 2023, respectively. The change in fair value resulted in unrealized losses of $8.8 million and $38.2 million for the three and nine months ended September 30, 2024, respectively, and was classified within change in fair value of equity securities of a related party in the condensed consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 16 “Related Party Transactions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Change in Fair Value of Derivative Liabilities Associated with Redeemable Convertible Preferred Stock (Related Party)

In March 2024, we entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar. Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from us 100,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”) for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, we issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate gross proceeds of $1.0 billion.
In August 2024, we entered into the Series B Subscription Agreement with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from us 75,000 shares of our Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, we issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate gross proceeds of $750.0 million.
We concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock (the “Redeemable Convertible Preferred Stock”) between (i) the host contracts which are accounted for within mezzanine equity, and (ii) the bifurcated derivative liabilities related to the conversion features. The bifurcated derivatives are remeasured to fair value at each reporting period with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.
The derivative liabilities of the Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock were initially measured at fair values of $497.1 million and $297.7 million, respectively. The derivative liabilities of the Redeemable Convertible Preferred Stock were remeasured to a fair value of $932.0 million as of September 30, 2024. We recognized losses of $240.3 million and $137.3 million for the three and nine months ended September 30, 2024, respectively, primarily driven by an increase in our stock price during the respective periods, in change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss. See Note 8 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Interest Income
Interest income decreased by $16.0 million, or 24% for the three months ended September 30, 2024, as compared to the same period in the prior year, primarily due to lower average balances and lower book yield from cash on hand and our investments of available-for-sale securities.
Interest income increased by $9.6 million, or 7% for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to higher book yield from cash on hand and our investments of available-for-sale securities, partially offset by lower average cash on hand and investment balances.
Interest Expense
Interest expense primarily consists of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, commitment fees and amortization of deferred issuance costs from the five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) and the DDTL Credit Facility, interest on Gulf International Bank (“GIB”) revolving credit facility and on our finance leases, and capitalized interest on construction in progress related to significant capital asset construction.

Interest expense increased by $5.1 million, or 154%, and $5.5 million, or 32% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. The increases were primarily due to higher interest expense of $1.1 million and $3.3 million from the GIB credit facility resulting from higher average borrowings and commitment fees related to the DDTL Credit Facility, and decreases of $3.6 million and $1.2 million in interest capitalized on construction in progress related to significant capital asset construction during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year.
Other Expense, net
Other expense, net primarily consists of foreign currency gains and losses. Our foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other expense, net decreased by $0.6 million and increased by $5.2 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to changes in foreign currency exchange rates.
Provision for Income Taxes
The following table presents our provision for income taxes for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Provision for income taxes	$487	$296	$191	65%	$610	$1,012	$(402)	(40)%

Our provision for income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024, we had approximately $4.0 billion of cash, cash equivalents and investments. Since inception, our existing sources of liquidity include cash, cash equivalents, investments, and credit facilities. We funded operations primarily with issuances of common stock, convertible preferred stock and convertible notes.
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
We anticipate our cumulative spending on capital expenditures to be approximately $1.0 billion for the fiscal year 2024 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global automotive company targeting volumes in line with Lucid’s aspirations.
As of September 30, 2024, our total minimum lease payments are $490.1 million, of which $15.6 million is due in fiscal year 2024. We also have non-cancellable long-term commitments of approximately $3.0 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 11 “Leases” and Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 30, 2024 and December 31, 2023, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of September 30, 2024 and December 31, 2023, no amount was outstanding under the SIDF Loan Agreement.
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
During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of September 30, 2024, we recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
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
As of September 30, 2024 and December 31, 2023, we had outstanding borrowings of SAR 175 million (approximately $46.6 million) and SAR 272 million (approximately $72.5 million), respectively. The weighted average interest rate on the outstanding borrowings was 7.56% and 7.49% as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, availability under the GIB Credit Facility was SAR 823 million (approximately $219.4 million) and SAR 727 million (approximately $193.9 million), respectively, after giving effect to the outstanding letters of credit. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, we were in compliance with applicable covenants under the Amended GIB Facility Agreement.
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
The ABL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of September 30, 2024 and December 31, 2023, we were in compliance with applicable covenants under the ABL Credit Facility.

As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $67.4 million and $45.4 million as of September 30, 2024 and December 31, 2023, respectively. Availability under the ABL Credit Facility was $335.0 million (including $169.9 million cash and cash equivalents) and $413.4 million (including $144.0 million cash and cash equivalents) as of September 30, 2024 and December 31, 2023, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
DDTL Credit Facility
In August 2024, we entered into the DDTL Credit Facility with Ayar that may be used for working capital and general corporate purposes. The DDTL Credit Facility provides for a delayed draw term loan credit facility in an aggregate principal amount of $750.0 million and has a stated maturity date of August 4, 2029. Borrowings under the DDTL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the DDTL Credit Facility. We are required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the DDTL Credit Facility.
The DDTL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of September 30, 2024, we were in compliance with applicable covenants under the DDTL Credit Facility.
As of September 30, 2024, we had no outstanding borrowings under the DDTL Credit Facility.
At-the-Market Offering, Subscription Agreements and Underwriting Agreements
In December 2022, we completed our at-the-market offering program (the “At-the-Market Offering”) pursuant to the equity distribution agreement for net proceeds of $594.3 million after deducting commissions and other issuance costs and also consummated a private placement of shares to Ayar (the “2022 Subscription Agreement”) pursuant to the 2022 Subscription Agreement for $915.0 million.

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

In March 2024, we issued 100,000 shares of our Series A Redeemable Convertible Preferred Stock to Ayar pursuant to the Series A Subscription Agreement and received aggregate gross proceeds of $1.0 billion. In August 2024, we also issued 75,000 shares of our Series B Redeemable Convertible Preferred Stock to Ayar pursuant to the Series B Subscription Agreement and received aggregate gross proceeds of $750.0 million. See Note 8 “Redeemable Convertible Preferred Stock” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
In October 2024, we completed the public offering pursuant to the 2024 Underwriting Agreement and received aggregate proceeds of approximately $719.0 million and also consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for aggregate proceeds of approximately $1,026.5 million. See Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $12.5 billion and $10.2 billion as of September 30, 2024 and December 31, 2023, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(1,486,527)	$(2,015,204)
Cash provided by (used in) investing activities	289,974	(1,599,125)
Cash provided by financing activities	1,718,709	3,042,956
Net increase (decrease) in cash, cash equivalents, and restricted cash	$522,156	$(571,373)
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
Net cash used in operating activities decreased by $528.7 million to $1,486.5 million during the nine months ended September 30, 2024, as compared to the same period in the prior year. The decrease was primarily due to an overall decrease in net operating assets and liabilities of $727.1 million, partially offset by an increase in net loss excluding non-cash expenses and gains of $198.4 million during the nine months ended September 30, 2024, as compared to the same period in the prior year. The change in net operating assets and liabilities was mainly attributable to a decrease in inventory of $354.5 million due to lower purchases of raw materials and continuous improvement in inventory management, and a decrease in accounts payable of $157.4 million due to timing of payments. The decreases are partially offset by an increase in accounts receivable of $42.8 million during the nine months ended September 30, 2024, as compared to the same period in the prior year. We had $98.2 million accounts receivable, net as of September 30, 2024, compared to $51.8 million as of December 31, 2023. The increase in the accounts receivable, net primarily resulted from higher vehicle sales during the nine months ended September 30, 2024, as compared to the same period in the prior year, and payment term associated with the EV purchase agreement with the Government of Saudi Arabia, a related party of PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”).
Cash Provided by (Used in) Investing Activities
Our cash flows provided by (used in) investing activities primarily relate to purchases of investments and capital expenditures to support our growth, and proceeds from maturities of investments.
Net cash provided by investing activities was $290.0 million during the nine months ended September 30, 2024, compared to $1,599.1 million of net cash used in investing activities for the same period in the prior year. The change was primarily attributable to $1,211.0 million lower purchases of investments and $770.8 million higher proceeds from maturities of investments, partially offset by $143.4 million lower proceeds from sale of investments during the nine months ended September 30, 2024 compared to the same period in the prior year.
Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the At-the-Market Offering, the private placements to Ayar, convertible preferred stock, the proceeds of the Merger, and the 2026 Notes.

Net cash provided by financing activities decreased by $1,324.2 million to $1,718.7 million during the nine months ended September 30, 2024, as compared to the same period in the prior year. We received gross proceeds of $1,000.0 million from the issuance of Series A Redeemable Convertible Preferred Stock and $750.0 million from the issuance of Series B Redeemable Convertible Preferred Stock during the nine months ended September 30, 2024, and net proceeds of $2,996.9 million from the issuance of common stock under the 2023 Subscription Agreement and the Underwriting Agreement during the nine months ended September 30, 2023.

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
Derivative Liabilities

In connection with the issuance of the redeemable convertible preferred stock, we evaluated the instruments for any features that must be bifurcated and separately accounted for as embedded derivatives. We concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the redeemable convertible preferred stock between (i) the host contracts which are accounted for within mezzanine equity, and (ii) the bifurcated derivative liabilities. The proceeds from issuance are first allocated to the fair value of the bifurcated derivatives with the residual being allocated to the host contracts. The bifurcated derivatives are remeasured to fair value each reporting period with changes in fair value recorded in earnings. We estimated the fair value of the derivative liabilities using a binomial lattice model. Inherent in a binomial lattice model are unobservable inputs and assumptions. The inputs for the valuation of the derivative liabilities included the volatility, credit spread, and term. Assumptions used in the valuation also take into account the contractual terms as well as the quoted price of our common stock in an active market. Significant changes in any of those inputs in isolation would result in significant changes to the fair value measurement. We remeasure the derivative liabilities at each reporting period and recognize the changes in fair value in the condensed consolidated statement of operations and comprehensive loss.

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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, restricted cash, and investments. We had cash, cash equivalents, restricted cash, and investments totaling approximately $4.0 billion as of September 30, 2024. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of September 30, 2024, a hypothetical 100 basis point increase in interest rates would result in $13.6 million incremental decline in the fair market value of our portfolio.
Equity Price Risk
We hold equity securities of Aston Martin Lagonda Global Holdings plc. The fair value of these equity securities was $45.7 million as of September 30, 2024. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would decrease the fair value as of September 30, 2024 by $4.6 million.
Inflationary Pressure
The U.S. and Saudi Arabian economies have experienced increased inflation. Our vehicle manufacturing costs are heavily influenced by the cost of the key components and materials used in the vehicle, labor costs, as well as the cost of equipment used in our manufacturing facilities. As we continue the phased construction of our AMP-1 and AMP-2 facilities, any further increases in material and infrastructure equipment prices, as well as construction labor costs, could lead to higher capital expenditures.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•We do not have a third-party retail product distribution and full-service network.
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
•We are subject to laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products, and any failure to comply with these laws and regulations, including as they evolve, could substantially harm our business and results of operations.
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
We have incurred net losses each year since our inception, including net loss of $992.5 million and $2,316.7 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, our accumulated deficit was $12.5 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
Maintaining such confidence may be difficult as a result of many factors, including our limited operating history, others’ unfamiliarity with our products, uncertainty regarding the future of electric vehicles, any delays in scaling production, delivery and service operations to meet demand, competition and our production and sales performance compared with market expectations. Many of these factors are largely outside of our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital in the future. In addition, as discussed above, a significant number of new electric vehicle companies have recently entered the automotive industry, which is an industry that has historically been associated with significant barriers to entry and a high rate of failure. Certain of these new entrants or other traditional automotive manufacturers now producing electric vehicles have become insolvent, and if additional manufacturers producing electric vehicles become insolvent or are perceived to likely become insolvent, discontinue production of electric vehicles, produce vehicles that do not perform as expected or otherwise fail to meet expectations, such failures may have the effect of increasing scrutiny of others in the industry, including us, and further challenging customer, supplier and the investment community’s confidence in our long-term prospects.
We do not have a third-party retail product distribution and full-service network.
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
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. Furthermore, charging stations often experience downtime, leading to customer dissatisfaction. Although we have partnered with third-party electric vehicle charging providers to offer charging stations to our customers, the charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread and reliable charging infrastructure. In addition, although we have agreed to join Tesla’s Supercharger network, there may be delays in making changes to our vehicles or the network necessary for Lucid vehicles to charge at Tesla Superchargers, and there is no guarantee that our customers will not experience performance, access or other issues with this or other charging networks. In addition, although the current U.S. presidential administration has proposed a plan to deploy 500,000 additional public charging stations across the United States by 2030, the deployment may not occur at planned levels, which could serve to limit the development of public charging infrastructure and increase the relative attractiveness to potential customers of a proprietary charging solution.
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
•difficulties or delays caused by local jurisdictions in implementing infrastructure improvements for manufacturing facilities;

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
Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. In addition, we have entered into amended agreements with Panasonic Energy Co., Ltd. and certain of its affiliates for the supply of lithium-ion battery cells, pursuant to which we have made certain non-cancelable long-term purchase commitments. If our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments. In cases where we are unable to fully utilize our purchase commitments, we have in the past and may continue to face fees, penalties, increased prices, excess inventory or inventory write-offs, and there could be a material adverse effect on our results of operations.
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
In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of the Lucid Gravity SUV or other future vehicles, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations. Although we do not currently expect that we will be required to take vehicle production offline or reduce our planned manufacturing volumes, any such repairs or remediation could entail significant costs, and we may be unable to recover some or all of such costs from the applicable contractor(s).

The construction of our facilities and our operations are also subject to review and inspection by officials in the jurisdictions where our facilities are located, including without limitation, fire officials and building construction officials. We have received in the past, and could in the future receive, results from inspections by local officials at our facilities, both existing and currently under construction, citing failing marks. When such results have arisen, we actively engaged with the local authorities to address all of the specific issues identified by those officials as well as to devise means and methods that help ensure a safe and compliant work environment. Any future results will be addressed in a similar manner. Failure to address issues raised by local authorities may result in government-ordered temporary cessation of our construction and/or production operations, which could require us to take vehicle production offline or reduce our planned manufacturing volumes, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
Our vehicles or the components installed therein have in the past and may in the future contain defects in design or manufacture, including components designed or manufactured by suppliers, that may cause them not to perform as expected or that may require repairs, recalls, or design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles use a substantial amount of software code to operate, and software products are inherently complex and may when first introduced contain defects and errors. If our vehicles contain defects in design or manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles such as bi-directional charging or ADAS features take longer than expected to become available, are legally restricted or become subject to additional regulation, our ability to develop, market and sell our products and services could be harmed. In addition, our over-the-air software updates may fail to achieve its intended repair and performance goals, expose our customers’ vehicles to vulnerabilities, or have unintended consequences, and may require our customers to bring their vehicles to our service centers.
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

Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and cybersecurity and govern our collection, storage, retention, protection, use, transmission, sharing, disclosure and other processing of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, at the international level, the EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, as well as the European Data Act, the Artificial Intelligence Act, and the Cyber Resilience Act in 2024. Canada adopted and continued to amend the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in addition to applicable provincial laws. The United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022. Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which came into effect in September 2023. Similarly, China’s Data Security Law (“DSL”) and Personal Information Protection Law (“PIPL”) have been effective since 2021. Additionally, following the withdrawal of the United Kingdom (“UK”) from the EU, we may also be subject to the UK General Data Protection Regulation (“UK GDPR”) (i.e., a version of the GDPR as implemented into UK law). Each of these regulations impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under applicable laws and regulations) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.
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
Risks Related to Litigation and Regulation
We are subject to laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products, and any failure to comply with these laws and regulations, including as they evolve, could substantially harm our business and results of operations.
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
We currently are, and expect to become, subject to laws and regulations applicable to the supply chain, manufacture, import, sale and service of automobiles in an increasing number of international jurisdictions. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, transportation of dangerous goods, fuel economy and emissions, battery recycling, among other things, are often materially different from requirements in the United States and also evolving. For example, the European Union has enacted a battery regulation that affects Lucid vehicles and batteries delivered in Europe beginning in August 2024 with increasing requirements for the durability, marking and recycled content of the high-voltage batteries in our vehicles in subsequent years, among other things. Compliance with such regulations will require additional time and resources. This process may include official review and verification of our batteries and related documentation prior to market entry. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all; and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.
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
From time-to-time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, data privacy, cybersecurity, securities, tax, labor and employment, health and safety, our direct distribution model, motor vehicle dealership licenses and state licensing laws, environmental claims, contractual and commercial disputes and other matters that could adversely affect our business, brand, reputation, results of operations, cash flows, financial condition, and the trading price of our common stock. Such claims could be asserted against us by individuals, either acting individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. For example, we are currently the subject of several class actions filed against us and certain of our former and then-current directors and officers, alleging violations of securities laws. For details regarding these legal proceedings, refer to Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation and legal defense costs could be significant, even if we achieve favorable outcomes. Adverse outcomes with respect to litigation or any other legal proceedings may result in significant settlement costs or judgments, criminal and civil penalties and fines, or injunctive relief, including suspension or revocation of licenses to conduct business or other changes to our business practices, all of which could negatively affect our sales and revenue growth and adversely affect our business, prospects, results of operations, cash flows and financial condition. See Part II, Item 1 “Legal Proceedings.”
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
Our operations are also subject to federal, state, and local workplace safety laws and regulations, including, but not limited to, the Occupational Safety and Health Act and the rules promulgated by the Occupational Safety and Health Administration, which require compliance with various workplace safety requirements. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations. The costs required to comply with workplace safety laws can be significant, and non-compliance could adversely affect our production or other operations, including with respect to the production of our vehicles, which could have a material adverse effect on our business, prospects and results of operations.

ADAS technology is subject to uncertain and evolving regulations.
We expect to introduce certain ADAS technologies into our vehicles over time. ADAS technology is subject to regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which is beyond our control. There is a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that assume a human driver will be controlling the vehicle at all times. Currently, there are no federal U.S. regulations in effect pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Both the U.S. and Europe have proposed new rules for ADAS technologies that are expected to come into effect in future years. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the United States and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations or may delay products or restrict self-driving features and availability, which could adversely affect our business. Our vehicles may not achieve compliance with the regulatory requirements in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our ADAS hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.
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
The U.S. government has adopted an evolving approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed, or proposed to impose, tariffs on certain foreign goods, including steel, certain vehicle parts and software, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which could make it costlier for us to export our vehicles to those countries. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our exported vehicles decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed by the United States and its trading partners, and additional trade restrictions could be implemented on a broad range of products or raw materials. The resulting environment of retaliatory trade or other practices could harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
In December 2021, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the United States and are not entitled to entry. These import restrictions came into effect on June 21, 2022. While we are not presently aware of any direct impacts these restrictions will have on our supply chain, the UFLPA may materially and negatively impact our ability to import the goods and products we rely on to manufacture our products and operate our business. The UFLPA may further impact our supply chain and costs of goods as it may restrict the available supply of goods and products eligible for importation into the United States, including among other things, electronics assemblies, extractives (including coal, copper, hydrocarbons, oil, uranium, and zinc), textiles and fabrics (in particular, cotton) and renewable energy products (including polysilicon, ingots, wafers, crystalline silicon solar cells, and crystalline silicon solar photovoltaic modules). The full potential impact to us of the UFLPA remains uncertain and could have an adverse effect on our business and results of operations.
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
We have funded our operations since inception primarily through equity and debt financings. For example, we issued $2.0 billion of 1.25% convertible senior notes due 2026 in December 2021 (the “2026 Notes”), entered into a credit agreement that provides for a $1.0 billion senior secured asset-based revolving credit facility in June 2022 (the “ABL Credit Facility”), completed an “at-the-market” equity offering program for aggregate net proceeds of $594.3 million after deducting commissions and other issuance costs and consummated a private placement of common stock to Ayar for aggregate proceeds of $915.0 million in December 2022. In addition, we have, through our subsidiary, entered into a loan agreement with the Saudi Industrial Development Fund for an aggregate principal amount of up to SAR 5.19 billion in February 2022 (the “SIDF Loan Agreement”), entered into a revolving credit facility agreement with Gulf International Bank for an aggregate principal amount of SAR 1 billion in April 2022, which was amended in March 2023 (as amended, the “Amended GIB Facility Agreement”), and also entered into $750 million unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) in August 2024. In June 2023, we completed an underwritten public offering of common stock for aggregate net proceeds of $1.2 billion and consummated a private placement to Ayar for aggregate net proceeds of $1.8 billion, after deducting issuance costs. We also consummated private placements of Redeemable Convertible Preferred Stock to Ayar for aggregate gross proceeds of $1.0 billion in March 2024 and $750 million in August 2024. In addition, in October 2024, we completed an underwritten public offering of common stock for aggregate proceeds of approximately $719.0 million and consummated a private placement to Ayar for aggregate proceeds of approximately $1,026.5 million. We anticipate that we will continue to need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to certain employees through “net settlement,” i.e., by remitting the Company’s cash to satisfy the tax withholding obligation and simultaneously withholding a number of the vested shares on each vesting date with a value equal to that remitted cash. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. For example, we have entered into amended agreements with Panasonic Energy Co., Ltd. and certain of its affiliates. Pursuant to the terms of the amended agreements, for the remainder of 2024 through 2031, we have remaining minimum purchase commitments of an aggregate of approximately $2.8 billion of lithium-ion battery cells using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
If we raise additional funds through further issuances of equity or equity-linked securities, our stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
In March 2024, we issued 100,000 shares of our Series A Redeemable Convertible Preferred Stock and in August 2024, we issued 75,000 shares of our Series B Redeemable Convertible Preferred Stock. The holders of our Redeemable Convertible Preferred Stock have the right to receive payment in cash upon a mandatory conversion or redemption at our option, or upon the occurrence of a fundamental change (as defined in the Certificate of Designations), if certain liquidity conditions are not satisfied. In general, we are entitled to exercise a mandatory conversion right regarding the Redeemable Convertible Preferred Stock to convert into shares of common stock after the third anniversary of the date of original issuance if the daily VWAP (as defined in the Certificate of Designations) has been at least 200% of the Conversion Price (as defined above) for at least twenty (20) trading days (whether or not consecutive) during any thirty (30) consecutive trading day period (including the last day of such period), and we are entitled to redeem all or any portion of the Redeemable Convertible Preferred Stock on or after the fifth anniversary of the date of original issuance at a redemption price specified in the Certificate of Designations.
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
We may be unable to draw down the full amounts available under the ABL Credit Facility, the SIDF Loan Agreement, the Amended GIB Facility Agreement or the DDTL Credit Facility.
The ABL Credit Facility has an initial aggregate principal commitment amount of up to $1.0 billion. However, availability of the committed amounts under the ABL Credit Facility is subject to the value of the eligible borrowing base and certain debt compliance covenants in the Certificate of Designations. We are currently able to draw down only a portion of the full amount available under the ABL Credit Facility. In addition, there is no guarantee that we will have sufficient eligible borrowing base in the future to be able to draw down the full amount available under the ABL Credit Facility. In addition, amounts committed under the SIDF Loan Agreement and the Amended GIB Facility Agreement are only available for certain specific purposes and subject to conditions on drawdowns. The DDTL Credit Facility provides for a $750.0 million delayed draw term loan credit facility subject to drawdown conditions, including the requirement that there is no availability under the ABL Credit Facility. Any inability to draw down the full amounts committed under these facilities, should the need arise, may have an adverse effect on our cash flows and liquidity.
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
Our period-to-period financial results may vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles (which could also reduce sales of our existing vehicles), increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period-to-period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new incentives or product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of the Lucid Air and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles in all of our markets, including price adjustments and/or incentives; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, both nationally and locally; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; investment in expansion to new markets; or increase in our sales, service and marketing activities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of September 30, 2024, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of September 30, 2024, we maintain a full valuation allowance for our net deferred tax assets.
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
Risks Related to Our Common Stock
The price of our common stock has been, and may continue to be, volatile, and this volatility may negatively impact the trading price of our common stock and the 2026 Notes.
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
•the public’s reaction to financial projections and any other guidance or metrics that we may publicly disclose from time-to-time;
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
Pursuant to the Series A Subscription Agreement and the Series B Subscription Agreement, Ayar has agreed to restrictions on the sale or transfer of shares of Redeemable Convertible Preferred Stock or any shares of common stock issued pursuant to the terms thereof held by it for a period of twelve months following the closing of the transaction. In addition, pursuant to the 2024 Subscription Agreement, Ayar has agreed to restrictions on the sale or transfer of shares of our common stock for a period of 120 days after the closing of the transaction. However, following the expiration of the respective lock-up period, Ayar will not be restricted from selling applicable securities, other than by applicable securities laws.

We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies.
As of September 30, 2024, PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
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

Item 5. Other Information.
Rule 10b5-1 Trading Arrangement
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
Amendments to Panasonic Agreements
On October 1, 2024, the Company entered into amendments (the “Amendments”) to certain battery-supply agreements, dated December 12, 2022, with Panasonic Energy Co., Ltd. and certain of its affiliates. Pursuant to the terms of the Amendments, the Company has reduced its contractual minimum commitment from approximately $4.8 billion to approximately $2.8 billion. The Company’s remaining minimum purchase commitments of an aggregate of approximately $2.8 billion was calculated using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the text of the Amendments, which are filed as Exhibit 10.1 and Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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

10.1#
Production Pricing Agreement, effective as of October 1, 2024, by and between Lucid USA, Inc. and Panasonic Corporation of North America doing business as Panasonic Industrial Devices Sales Company of America
X

10.2#	Production Pricing Agreement, effective as of October 1, 2024, by and between Lucid USA, Inc. and Panasonic Energy Corporation of North America					X

10.3	Amendment No. 4 to the Investor Rights Agreement, dated August 16, 2024, by and among Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto.	8-K	001-39408	August 19, 2024	10.1

10.4	Subscription Agreement, dated August 4, 2024, between Lucid Group, Inc. and Ayar Third Investment Company (including form of Certificate of Designations related to the Series B Convertible Preferred Stock and form of Amendment No. 4 to the Investor Rights Agreement by and among Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto)	8-K	001-39408	August 5, 2024	10.1

10.5	Credit Agreement, dated August 4, 2024, by and between Lucid Group, Inc. and Ayar Third Investment Company, as the sole lender and administrative agent.	8-K	001-39408	August 5, 2024	10.2

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

# Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: November 7, 2024	By:	/s/ Gagan Dhingra
Gagan Dhingra
Interim Chief Financial Officer