Form 10-K
period 2024-12-31
Lucid Group, Inc.
filed 2025-02-25
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2024 (the last business day of registrant’s second quarter of fiscal year 2024), was $2.4 billion based upon the last sale price reported for such date on the Nasdaq Stock Market LLC. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding at February 19, 2025: 3,031,499,851

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”). Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “scheduled” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Annual Report and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies, management, and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to battery and powertrain systems, software, and strategic partnerships, technology features and capabilities, manufacturing capabilities and facilities, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our direct-to-consumer strategy, our financial and operating outlook, future market launches and international expansion, including our manufacturing facility in Saudi Arabia and related timing and value to us, our needs for additional financing, our search for a new CEO, and the promise of Lucid’s technology. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, economic, market, financial, political, regulatory and legal conditions, including changes of policies, government closures of banks and liquidity concerns at other financial institutions, imposition of tariffs and threat of a trade war, a potential global economic recession or other downturn and global conflicts or other geopolitical events;
•risks related to changes in overall demand for our products and services and cancellation of orders for our vehicles;
•risks related to prices and availability of commodities, materials, our supply chain, logistics, inventory management and quality control, and our ability to complete the tooling of our manufacturing facilities over time and scale production of our vehicles;
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
•changes in regulatory requirements, policies, and governmental incentives;
•changes in fuel and energy prices;
•our ability to rapidly innovate;
•our ability to enter into or maintain partnerships with original equipment manufacturers, vendors and technology providers, including our ability to realize the anticipated benefits of our transaction with Aston Martin;
•our ability to effectively manage our growth and recruit and retain key employees, including our executive team;
•the ongoing need to attract, retain, and motivate key employees, including engineering and management employees, as we have undertaken multiple significant management changes in the last few years, including our CEO;
•risks related to potential vehicle recalls;
•our ability to establish and expand our brand, and capture additional market share, and the risks associated with negative press or reputational harm;
•risks related to our outstanding Redeemable Convertible Preferred Stock;
•availability of, and our ability to obtain and effectively utilize, zero emission vehicle credits, tax incentives, and other governmental and regulatory programs and incentives;
•our ability to conduct equity, equity-linked, or debt financing in the future;
•our ability to pay interest and principal on our indebtedness;
•future changes to vehicle specifications which may impact performance, features, pricing, and other expectations;

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

“Ayar” are to Ayar Third Investment Company, an affiliate of the PIF and the controlling stockholder of the Company;

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

“Redeemable Convertible Preferred Stock” are to the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, together;

“Series A Certificate of Designations” refers to the Certificate of Designations of Series A Redeemable Convertible Preferred Stock;

“Series A Redeemable Convertible Preferred Stock” are to the Series A Convertible Preferred Stock of Lucid Group, Inc., par value $0.0001 per share;

“Series A Subscription Agreement” refers to the subscription agreement entered into on March 24, 2024, by the Company and Ayar to purchase from the Company 100,000 shares of its Series A Convertible Preferred Stock;

“Series B Certificate of Designations” refers to the Certificate of Designations of Series B Redeemable Convertible Preferred Stock;

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

PART I
Item 1. Business.
OVERVIEW
Mission
Lucid’s mission is to advance the state-of-the-art of EV technology for the benefit of all.
About Us
Lucid is a technology company that is setting new standards with the world’s most advanced EVs, the award-winning Lucid Air and all-new Lucid Gravity. This includes the Lucid Air Pure, the most efficient vehicle on the market today (as measured by miles of range per kilowatt-hour), the Lucid Air Grand Touring, the longest-range (up to 512 miles of U.S. Environmental Protection Agency (“EPA”)-estimated range) and the fastest-charging (as measured by miles of range per minute) fully electric car in its class on the market today, and the Lucid Gravity, capable of up to 450 miles of an EPA-estimated range and up to 400 kW fast charging. Estimated ranges, including EPA-estimated ranges where applicable, are provided for Lucid Air vehicles equipped with 19-inch wheels and Lucid Gravity Grand Touring vehicles equipped with 20”F/21”R wheels and configured as 2-row, 5-seat vehicle. Actual range will vary depending on many factors, including vehicle configuration, battery age, driving habits, charging habits, temperatures, accessory use, and other factors. Lucid (i) designs, engineers and manufactures EVs, EV powertrains, and battery systems in-house using our own equipment and factories, (ii) designs and develops proprietary software in-house for Lucid vehicles that can be continuously enhanced upon through over-the-air (“OTA”) software updates, (iii) offers a refined customer experience at our own geographically distributed retail and service locations and through direct-to-consumer online sales, (iv) plans to supply and license technology to third parties, and (v) boasts a strong product roadmap of future vehicle programs and technologies. Our focus on in-house hardware and software innovation, vertical integration, and a “clean sheet” approach to engineering and design led to the development of the award-winning Lucid Air and Lucid Gravity.
The Lucid Air redefines both the luxury sedan segment and the EV space, with an EPA-estimated range of up to 512 miles on a single charge for the Grand Touring trim. A significant enabler of this range is an efficient and powerful drivetrain that Lucid developed and built in-house through our vertically integrated manufacturing structure.
The Lucid Gravity is a groundbreaking new class of sport utility vehicle (“SUV”), conceived from the ground up without compromise. The Lucid Gravity provides the interior space and practicality of a full-size SUV within the exterior footprint of a mid-size SUV. As a result, it provides a space for up to seven adults, game-changing versatility, and an unparalleled driving experience. Leveraging Lucid’s in-house powertrain technology, we have engineered the Lucid Gravity to deliver up to 450 miles of EPA-estimated range, while the only other competitive vehicle on the market today offering comparable driving range requires a battery pack over 60 percent larger in capacity.
The Lucid Space Concept underpins the design of Lucid Air and Lucid Gravity, merging a smaller exterior footprint with more interior space and better comfort. This achievement is enabled by our wholistic approach to vehicle design and integration, which is aided by highly efficient miniaturized drivetrain components.
The Lucid Air and the Lucid Gravity are assembled at our EV manufacturing facility in Casa Grande, Arizona, named Advanced Manufacturing Plant-1 (“AMP-1”). In 2024, we completed key expansion activities to bring installed capacity at AMP-1 to 90,000 vehicles per year. By building AMP-1 from a clean slate, we expect to achieve greater operational efficiencies and more consistent production quality than would be possible through outsourced manufacturing or adaptation of an existing facility. An emphasis on vertical integration of manufacturing capabilities provides us the opportunity to control our technology roadmap, ensure a high degree of quality control, and improve product margins relative to an outsourced manufacturing arrangement. We plan to diversify our vehicle portfolio and increase production capacity through localization of manufacturing in another geographical region. In 2022, we broke ground on the Advanced Manufacturing Plant-2 in Saudi Arabia (“AMP-2”), and in 2023, we began semi knocked-down (“SKD”) assembly, with installed annual capacity of 5,000 vehicles. The initial operation is re-assembly of the Lucid Air vehicle ‘kits’ that are pre-manufactured at AMP-1. In 2024, we started an expansion at AMP-2 to enable completely-built-up (“CBU”) unit production with an additional installed annual capacity of 150,000 vehicles. The start of production of our Midsize platform is scheduled for late 2026, which we expect will expand our market reach into higher-volume vehicle segments.
We sell vehicles directly to consumers through our retail sales network and through direct online sales, including utilizing Lucid Financial Services. As of December 31, 2024, we have opened 42 Studios and service centers in North America, 11 in Europe, and 4 in the Middle East. In addition, we have various temporary and satellite service centers. We believe that owning and operating our sales network provides an opportunity to closely manage the customer experience, gather direct customer feedback, and ensure that customer interactions are tailored to our customers’ needs.

We own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house service capabilities, we established and continue to grow an approved list of specially trained collision repair shops which also serve as repair hubs for our mobile service offerings in some cases. We have contracted with a third-party roadside assistance partner for urgent roadside needs. As a technology company, we also complement our in-house service offerings with remote vehicle diagnostics and alerts, and OTA updates. This combination of in-house capabilities, supplementary service partners, and remote support and update capability is intended to offer a premium service experience.
We began delivering the Lucid Air to customers in October 2021. We have leveraged and expanded the technological advancements from the Lucid Air to the Lucid Gravity, which started commercial production in December 2024. Beyond the Lucid Air and the Lucid Gravity, we plan to expand our vehicle lineup with the upcoming Midsize platform, which is scheduled for start of production in late 2026.
Market Opportunity
We are defining the next generation of sustainable mobility by uniting our California aesthetic with our high-tech and Silicon Valley roots. Current competitive vehicles are based on traditions established by internal combustion automotive manufacture and design. We believe that we are leading the next wave of innovation in the vehicle space. With the Lucid Air and the Lucid Gravity, we target consumers who desire EVs with a high-end aesthetic and the accompanying premium experience.
The Lucid Air and the Lucid Gravity compete in the global luxury car market. Our competitive advantage is defined by our leading EV hardware and software technology, developed entirely in-house. The Lucid Air Pure is the most efficient vehicle in the world (as measured by miles of range per kilowatt-hour), the Lucid Air Grand Touring is the longest-range and the fastest-charging (as measured by miles of range per minute) fully electric car in its class on the market today, and the Lucid Air Sapphire is the highest-performance version of the Lucid Air (boasting 1,234 horsepower from three motors, the ability to accelerate from zero to 60 miles per hour in 1.89 seconds, and a quarter-mile time of 8.95 seconds).
We are defining a recognizable brand that is synonymous with elegant design, excellent driving performance, and outstanding range. We believe the automotive experience is one comprised of several essential elements, including: (i) high-end comfort and significant attention to detail in design, content, materials, and fit and finish, (ii) superior customer interaction, with high-touch customer engagement throughout both the sales cycle and ownership journey, and (iii) convenient service that exceeds that of a non-premium automotive experience.
Our long-term goal is to make a positive impact on the global climate crisis through mass production of advanced technologies and EVs. The market is still nascent, with approximately 11.1% and 8.1% of new passenger vehicle sales in 2024 being battery electric vehicles (“BEV”) worldwide and in North America, respectively (worldwide figure is an estimate from S&P Global AutoInsight, and the North America figure is an actual result from S&P Global Catalyst Registration).
As our launch vehicle, the Lucid Air has established the bar for excellence across all our future products and experiences. We started delivering vehicles to customers in North America in October 2021. In 2022, we delivered our first vehicles to customers in Europe and the Middle East. Over the course of 2023, we delivered the entire Lucid Air lineup including the Lucid Air Sapphire, the world’s first luxury electric super-sports sedan, and the Lucid Air Pure, the most attainable and most efficient Lucid Air model. The Lucid Air has received critical acclaim since it debuted, winning MotorTrend 2022 Car of the Year, followed by the 2023 World Luxury Car Award, and most recently was named to Car and Driver’s 10Best list for 2024 and 2025. Production of our second vehicle, the Lucid Gravity, began in December 2024. The Lucid Gravity builds on innovations and processes from the Lucid Air sedan for an unprecedented combination of performance, interior space, and efficiency. Beyond the Lucid Air and the Lucid Gravity, our business plan expands to vehicles using our upcoming Midsize platform, which is scheduled for start of production in late 2026.
In addition to the sale of Lucid-branded vehicles, we believe that our technological prowess and manufacturing capabilities present a further opportunity to generate revenue and combat climate change through the sale or licensing of EV powertrains, battery technology, and embedded controls software to third parties. Such powertrain and battery arrangements could facilitate and accelerate the shift to electrification for traditional automotive original equipment manufacturers (“OEMs”), pure-play EV companies, and prospective partners in the transportation sector, and thereby enable the global production of EVs in greater volumes and at varying price points. We believe that the sale or licensing of our technology would also accelerate our efforts to refine our manufacturing efficiencies and the real world, practical operation of our technologies.

Competitive Strengths
•Revolutionary Powertrain Technology. Our proprietary EV technology delivers outstanding range, charging, and driver-oriented performance all while achieving higher efficiency ratings than other EVs as measured by miles of range per kilowatt hour of energy consumed. All variants of the Lucid Air have received EPA-estimated range ratings of over 400 miles and the Lucid Air Grand Touring holds the title for the longest range passenger vehicle with an EPA-estimated range of 512 miles. The Lucid Gravity delivers up to 450 miles of EPA-estimated range, while the only other competitive vehicle on the market today offering comparable driving range requires a battery pack over 60 percent larger in capacity.
The Air’s proprietary high-voltage electrical architecture, the Wunderbox on-board inverter charger, and our efficient battery management system, all developed in-house by our teams, enable customers to spend less time charging. For example, the Lucid Air Grand Touring can add approximately 300 miles in about 21 minutes using DC fast charging, while the Lucid Air Pure can add up to 150 miles in about 12 minutes with DC fast charging. (Estimates are based on use of a 350 kW DC fast charger and vehicles equipped with 19-inch wheels. Actual rates will vary based upon vehicle equipment and charging conditions.)
In November 2023, we launched RangeXchange, the first application of the bi-directional charging capability built into the Lucid Air. Using Lucid’s innovative new vehicle-to-vehicle (“V2V”) RangeXchange adapter and the latest mobile charging cable, the Lucid Air can function as the power source to charge another EV. In the future, we plan to further unlock the potential of the bi-directional charging capability built into the Lucid Air to serve as a back-up power source for residential applications, such as during emergency power grid outages, when paired with Lucid Connected Home Charging Station. (Additional equipment is needed at the home to enable back-up power capabilities.)
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
•Proven, Real World Validation. Our battery technology developed over the past decade has been validated as world-class technology. Through our prototype and production vehicles and our role as the sole battery supplier to the second generation of the premier EV racing series, our patented battery technology has driven more than 230 million real world miles since Lucid’s inception.
•Highly Differentiated Performance. Our advancements in battery pack and drivetrain technology, created through a clean-sheet approach to engineering, have resulted in compelling performance and efficiency in our vehicles. The Lucid Air Sapphire offers 1,234 horsepower, a 0-60 miles per hour acceleration time of 1.89 seconds and a standing quarter-mile time of 8.95 seconds.
•Directly Owned Manufacturing. Our vehicles are produced at AMP-1, the first purpose-built, greenfield EV manufacturing facility in North America. With the Lucid Air already in production, expansion activities have recently been completed to enable the concurrent production of the Lucid Air and the Lucid Gravity. Key elements of our vehicle engineering enable efficient and advanced manufacturing processes with a high degree of quality control. For example, the aircraft-inspired riveted and bonded monocoque body structure is designed to enhance structural efficiency and replace spot welds in the manufacturing process. Additionally, we manufacture and assemble our complete electric powertrain at AMP-1, including assembly of battery packs, integrated drive units, and the Wunderbox. In September 2023, we also opened AMP-2, which was Saudi Arabia’s first-ever car manufacturing facility and our first manufacturing facility outside the United States, where we commenced SKD assembly operations.
•In-House Sales and Service. Consistent with the focus on vertical integration in our manufacturing processes, we employ a direct sales and service model to maintain full control over the customer experience and ensure that interactions are aligned with Lucid standards. We enable a superior customer experience by vertically integrating our sales operations instead of relying on a traditional outsourced dealership model. We are also scaling our own service operations to support planned future growth, in addition to further developing our established network of partnerships with body shops and other ancillary service partners that meet our expectations for customer service.

•Product Design. The Lucid Air and the Lucid Gravity fuse art and science to capture the full potential of electrification. As our company’s first vehicle, the Air established the bar for excellence across all our products and experiences. Our Space Concept represents a technical breakthrough, achieved by rethinking the way an automobile is designed from the ground up. Our reimagining of the car has resulted in class-leading interior space for the driver, passengers, and storage within a compact and efficient exterior. The Lucid Gravity builds upon this design philosophy to deliver an occupant and cargo space that outclasses the competition in a vehicle with a significantly smaller exterior footprint.
•Deep Experience. We have assembled a seasoned management and advisory team with deep experience in the automotive and EV industries. The management team is rounded out by executives with significant experience from such companies as Tesla, Audi, Ford, Hyundai, Mazda, Mercedes-Benz, Porsche, Stellantis, and Volkswagen, among others.
•Strategic Partnerships. We have established strong relationships with suppliers and partners to deliver the Lucid Air and the Lucid Gravity. We have battery cell supply agreements in place with leading suppliers in the EV space and have also begun entering into agreements to help ensure our supply of critical battery materials.
•Software Defined. Our advanced software-defined vehicle architecture is applied throughout our vehicles to allow us to continually tune and improve vehicle performance, add features, and delight our existing and new customers through OTA software updates.
Growth Strategy
We aim to create opportunity as an automotive company and a technology provider for other automotive OEMs.
•Vehicle Roadmap. We have established a roadmap for future vehicle lines that includes a variety of vehicle types expected to perform well in various customer segments. Establishing the brand with the Lucid Air and the Lucid Gravity, we plan to unlock further sales with a new Midsize platform, enabling sales in some of the highest-volume vehicle segments, which we expect will enable us to leverage economies of scale and efficiency of operations. We will seek to establish a strong customer base in premium vehicle markets across the globe.
•International Expansion. We expect to increase our market presence in multiple geographies along with the relevant retail and service footprint across each geographic region. Expanding across global markets is key to achieving the scale of economies needed for a profitable OEM. The expansion is expected to enhance the brand presence and awareness and support top line growth objectives. Additional business and distribution models are being implemented to both accelerate speed to market while optimizing resource requirements.
Long term, we are also exploring expansion of our manufacturing footprint. These manufacturing facilities could include facilities for component subassembly, vehicle kit reassembly, and complete built unit vehicle production. We believe that establishing a global manufacturing footprint will help us to grow the brand, scale the business and address market demand in the Middle East, European and Asia-Pacific markets, while also taking action to reduce our carbon footprint and address climate change.
We anticipate that a localized supply chain, production, distribution and retail network will yield cost savings and lower carbon emissions with shorter transportation distances of products to customers.
•Technology Outbound Sales & Licensing. We are actively engaged in supplying all racing teams in the premier EV open wheel racing series with a front drive unit and related software. We also entered into the Strategic Technology Arrangement with Aston Martin in 2023 under which we will provide Aston Martin access to our powertrain and battery system technology to use in Aston Martin’s battery electric vehicles. We plan to continue expanding this technology division to supply our world class technologies to other automotive OEMs and partners in the transportation sector to help accelerate the adoption of EVs.
We are motivated to achieve a future where transportation is fully sustainable. The sale of technology solutions to traditional automotive OEMs and pure-EV brands would support that goal, as would sales to customers in other transportation sectors. Our technology is modular and readily customizable, enhancing our suitability for build-to-print powertrain and battery solutions for other manufacturers.

Our Vehicles
Lucid Air
The Lucid Air is the most advanced car in the world, featuring California-inspired design and award-winning powertrain technology. As Lucid’s first vehicle, the Air has established Lucid as the preeminent force in electric vehicle technology. Since the first deliveries to customers in October 2021, the Lucid Air has been the benchmark for luxury vehicles and EVs, continuing to grow in popularity and garnering continuing accolades from the media. The Lucid Air is offered in an array of trims and configurations at different price points with distinct superlatives. The 2025 Air Pure offers a remarkable 420 miles of EPA-estimated range, with just an 84-kWh battery pack, and thus achieves a landmark 5.0 miles per kilowatt hour of energy, making it the most efficient vehicle on the market today. With 512 miles of EPA-estimated range, the Lucid Air Grand Touring continues to lead the market in range by a significant margin, enabled by advancements in Lucid’s electric powertrain technology. The Lucid Air Sapphire is the highest-performance version of the Lucid Air, boasting 1,234 horsepower from three motors, 427 miles of an EPA-estimated range (when equipped with standard wheel covers), the ability to accelerate from zero to 60 miles per hour in 1.89 seconds, and a quarter-mile time of 8.95 seconds. In 2024, the Lucid Air outperformed many major and well-established brand in the U.S. across both electric and combustion vehicles within its competitive set, based on the data from Motor Intelligence.
Lucid Gravity
The Lucid Gravity, for which we began commercial production in December 2024, reimagines what an SUV can be, and is conceived from the ground up to offer a previously impossible combination of features. Enabled by Lucid’s revolutionary technology, the Lucid Gravity provides the interior space and practicality of a full-size SUV within the exterior footprint of a mid-size SUV. As a result, it provides a sophisticated space for up to seven adults, game-changing versatility, and an unparalleled driving experience. Leveraging Lucid’s in-house powertrain technology, we have engineered the Lucid Gravity to deliver up to 450 miles of EPA-estimated range, while the only other competitive vehicle on the market today offering comparable driving range requires a battery pack over 60 percent larger in capacity.
The Lucid Gravity is designed to share components with the Lucid Air where optimal, and we continue to evaluate opportunities to apply components developed for the Lucid Gravity to the Lucid Air, further expanding the number of common parts while also enhancing the customer experience in the Lucid Air. We anticipate that all of these measures will enable efficiency in design, engineering, and capital expenditure deployment for the Lucid Gravity.
The Lucid Air and the Lucid Gravity are true software-defined vehicles, designed to improve over time, with OTA software updates and key hardware already in place in the vehicle. This holistic systems approach to the integration of hardware and software is what allows us to provide these value-add updates and is what sets us apart in the automotive industry.
As discussed in “— Technology” below, the Lucid Air and the Lucid Gravity are underpinned by the Lucid Electric Advanced Platform (“LEAP”), which is designed with adjustability to support multiple vehicle variants to enable greater capital deployment efficiency and speed to market.
Future Vehicle Programs
We started by manufacturing higher-end vehicles to establish our brand. We expect to progress to higher-volume vehicle segments over time, which require a higher throughput from manufacturing to distribution. Beyond the Lucid Air and the Lucid Gravity, our roadmap calls to expand our vehicle lineup with vehicles built on a new Midsize platform, with which we intend to enter lower-price and higher-volume vehicle segments. The Midsize platform is currently in development, and is scheduled for start of production in late 2026.
Technology
We are a technology company that has set new standards for sustainable transportation. We have done so in part by developing proprietary EV technology in-house. Core to our DNA is the achievement of technical excellence.
Our in-house engineering team is focused on delivering innovation in all facets of vehicle development, including hardware and software development, vehicle design, and passenger comfort. The development of the Lucid Air and the Lucid Gravity have been predicated on the premise that miniaturizing the powertrain would allow us to redesign what a passenger vehicle can be from the ground up.
We have refined our battery technologies over many years in real-world applications, including more than 230 million miles of vehicle testing and the supply of battery packs to all teams in the world’s premier EV open wheel racing series. We have used the data accumulated from these activities to refine our technology and thoughtfully develop the Lucid Air, and subsequently the Lucid Gravity.
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
Areas where our in-house engineering has driven advancement include:
•Battery Pack. The Lucid Air’s battery pack translates our motorsport experience and more than 230 million miles of real-world testing into a compact and energy dense unit that was developed in-house with a clean-sheet approach to engineering. The battery pack is designed to be scalable and modular, providing opportunities for cost and range variations as we develop future variants on our LEAP architecture. It is also designed for performance, with advanced cell end-cooling and low resistance technologies designed to reduce heat generation, control battery cell thermal conditions and ultimately increase range.
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
The Lucid drive unit is capable of producing up to 670 horsepower with power density up to 9.0 horsepower per kg, depending on vehicle trim and variant. This compactness allows for one, two or even three units to be used to power a Lucid Air or Lucid Gravity. Further to this, we have developed motor and transmission technology for the world’s premier EV open wheel racing series with a power density of over 14.5 horsepower per kg.
The enablers of these electric motor characteristics include a set of inventions that are part of our intellectual property portfolio. Most notably, a new motor winding technology has been introduced to increase power output and reduce electrical losses. The motor also features an innovative patented cooling system that more effectively removes heat from the stator winding, reducing losses and boosting efficiency.
The compactness of these electric drive units lays the foundation for our Space Concept vehicle design approach. The patented fully integrated transmission and differential also contribute to this approach. Together, these components comprise a unified, integrated rotational system that is both lightweight and extremely efficient. Meanwhile, we leverage a high voltage, silicon-carbide metal–oxide–semiconductor field-effect transistor (“MOSFET”) system in our inverters to increase efficiency, especially in real-world driving conditions.
•Bi-directional Charging. The 900V+ high voltage architecture and our Wunderbox are key enablers inside the Lucid Air’s and the Lucid Gravity’s electrical platform. The Wunderbox is designed to enable ultra-fast DC and bi-directional AC charging with proprietary technology. It is a multi-function unit, developed in-house to help ensure compatibility with various charging stations and power levels, from Level 1 AC up to Level 3 DC fast charging. It also enables “boost-charging” when needed, such as when connected to 400V DC charging infrastructure.
The Wunderbox is also designed to enable a wide array of future-ready, bi-directional power delivery features, such as vehicle-to-grid (“V2G”) applications for situations such as managing home power outages. In November 2023, we launched RangeXchange, an innovative new feature enabling the Lucid Air to directly charge another EV. This capability is enabled by our bi-directional charging technology built into every Air via an OTA software update, as well as the RangeXchange adapter. This holistic systems approach to the integration of hardware and software is what allows us to provide these value-add updates and truly sets us apart in the automotive industry.
•Software System. The Lucid Air and the Lucid Gravity are true software-defined vehicles. With software-enabled future-ready hardware, Lucid vehicles can evolve over time to best meet customer needs long after they take delivery. With highly advanced processing capabilities, the system leverages data analytics and OTA updates to improve and refresh the vehicle over time.

We have deployed more than 100 OTA software updates for improvements and bug fixes since customer deliveries began in October 2021.
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
In March 2023, we introduced wireless Apple CarPlay integration. Scheduled Charging, introduced in February 2023, allows customers to plug in a Lucid Air to a charger and begin charging at a predetermined time. In addition to these enhancements, we introduced several new features including Creature Comfort Mode for pets left in an otherwise unoccupied vehicle, Max A/C, Multitasking Widget, and Easy Entry, and made improvements to existing features including Highway Assist, SiriusXM, and Range Estimation.
In September, 2024, we added support for a new “Hey Lucid” vehicle voice assistant and made significant enhancements to our DreamDrive automated driving features as described below.
In November 2024, we released an OTA update for Lucid Air that significantly enhanced the audio experience in vehicles with the Surreal Sound Pro option and improved low volume level sound quality in all vehicles. This OTA update also improved the in-car navigation system, now displaying traffic lights and stop signs in regions supporting this feature. Additionally, as described below, this update included significant enhancements to our DreamDrive automated driving features.
•Controls Software. The core technology in the Lucid Air and the Lucid Gravity is fully conceived in-house. This includes a state-of-the-art computing platform, using our Ethernet Ring architecture, as well as intelligent fuse boxes and future proofed advance lighting systems, which is able to be upgraded with software to enable additional and improved features related to performance, range, and user experience. In 2023, with the release of the Lucid Sapphire, an In-House Traction Control and Torque Vectoring system was designed, implemented, and calibrated on various surfaces, delivering the performance attributes which gained broad acclaim. In 2024, with the Lucid Air rear-wheel drive, Regen Traction Control was developed to improve the performance of the vehicles in regen mode. In 2024, we also introduced a no-regen mode as an additional option for Lucid Air customers.
Our charging software was developed fully in-house from 2020; and in 2024, we released improvements to the software that led to 110V charging becoming 10% more efficient. At the same time, we also introduced new control algorithms on the rear drive units which improved our efficiency and range.
•Lucid DreamDrive. The Lucid Air is equipped with an extensive sensor suite, high on-board computing power, back-up systems for Advanced Driver Assistance Systems (“ADAS”) and, over time, increased levels of automation. With up to 32 ADAS sensors onboard, the Lucid Air features one of the most comprehensive sensor suites among currently available production vehicles. The Lucid Air includes certain features with Level 2 ADAS functionality and is capable of software upgrades via OTA updates. Further, by collecting and analyzing fleet data, we continue to enhance our ADAS features and improve the Lucid experience.
In September 2024, an OTA update introduced major enhancements to DreamDrive Pro’s Level 2 Highway Assist feature, significantly improving lane centering performance and adding Active Curve Speed control to slow the vehicle in curves for a more comfortable experience. A new Lane Change Assist feature was also added to Highway Assist, allowing vehicles to change lanes automatically after initiation by driver. In addition, this release extended stop-and-go support for heavy traffic driver assistance, and added a 3-D visualization of surrounding vehicles and pedestrians in the instrument cluster display.
In November 2024, we added the Curb Rash Alert, which automatically detect curbs at low vehicle speeds and warn the driver of potential wheel scraping. Lucid is the first-to-market with this feature and has filed a patent application.
•Lucid’s Micro Lens Array (“MLA”) Lighting. A revolution in optical technology, our MLA was created in-house and allows more accurate control over the intensity distribution of the headlamp than conventional technologies. In a very compact form factor, the technology delivers exceptional contrast, high peak intensity, and high color uniformity. This technology enables a long-illuminated distance in low-beam mode with good visibility on both sides of the road and low glare for oncoming traffic. The MLA also allows angular distribution adaptation without mechanical movement of the light module only by changing the electrical current to the LED. For example, it can change the beam pattern from a more range focused brighter narrow beam on a highway to a broader mid-distance focused beam in cities or improve illumination of the roadside in curves or intersections.

Manufacturing
We built North America’s first greenfield, purpose-built EV manufacturing facilities, in Casa Grande, Arizona. Lucid’s manufacturing activities are carried out at our vehicle manufacturing plant, AMP-1. An emphasis on vertical integration of manufacturing capabilities provides us the opportunity to control our technology roadmap, ensure a high degree of quality control, and improve product margins relative to an outsourced manufacturing arrangement. This vertical integration has allowed us to use decades of industry experience to achieve greater capital efficiencies, greater operational efficiencies, and consistent production quality.
We began the production of the Lucid Air at AMP-1 in September 2021. The manufacturing expansion of phase 2 at AMP-1 kicked off in mid-2021, adding approximately 3 million square feet of manufacturing space to our facility. In September 2023, we began producing vehicles at the AMP-1 phase 2 expanded facility, using innovative production processes and state-of-the-art equipment.
In 2024, we completed the phase 2 expansion project for all key manufacturing activities at AMP-1, including paint shop, stamping, a new body shop for the Lucid Gravity, and a majority of powertrain shop. Our AMP-1 phase 2 facility currently manufactures the Lucid Air and the Lucid Gravity. These expansion activities resulted in 90,000 units per year of installed capacity. In the fourth quarter of 2024, we started to phase out operations at Lucid Powertrain Manufacturing-1 (“LPM-1”) plant from dedicated powertrain manufacturing to remanufacturing. By May 2025, we expect that LPM-1 will focus on remanufacturing while AMP-1 phase 2 will house all dedicated powertrain operations.
In September 2023, we opened AMP-2, which was Saudi Arabia’s first-ever car manufacturing facility and our first manufacturing facility outside the United States, where we commenced SKD assembly operations. The facility’s initial operation is re-assembly of SKD Lucid Air vehicle “kits” that are pre-manufactured at AMP-1. It has installed annual capacity of 5,000 vehicles with the intent to scale up operations to meet demand in the Middle East.
In 2024, we started the expansion of our AMP-2 facility to enable CBU unit production with target installed annual capacity of 150,000. Once completed, AMP-2 is expected to have all the key manufacturing activities including stamping, body in white, painting, general assembly, and eventually powertrain production.
Supply Chain
Our supplier partners remain key in delivering our plan. Our vehicle contains thousands of parts and materials from suppliers around the globe. Lucid’s sourcing plans utilize a comprehensive qualification process to assess technical capability, quality, cost, footprint, etc. Challenges in supply chain remain, so collaborative relationships are essential. Lucid works closely with suppliers in the upfront development process and in supporting production needs and requirements. We have a multi-year sourcing agreement for lithium-ion batteries, a key component of our battery system, with Panasonic Energy Co., Ltd. and certain of its affiliates.
Go-To-Market Strategy
Our typical customer journey begins through our advanced digital platform. We use several channels to educate customers regarding our brand identity, explain the creation of our technology, highlight the people behind our design and technology, and provide an easy gateway towards ordering and ownership. The goal is to cultivate brand loyalty and affinity with our customers. Our direct-to-consumer model allows customers the option of building vehicles to order or selecting from available cars via our digital platform. On the website, customers can experience our online vehicle configurator, which provides an opportunity to explore trims, colors, and features to determine the perfect Lucid for their needs. From there, we provide the customer with the option to either schedule a test drive, place an order online, contact our sales department, or visit one of our retail stores or gallery locations, which we refer to as “Studios.” Our direct-to-consumer sales model, combined with a digitally enhanced luxury experience through our website and a refined in-store experience, creates opportunities to tailor to each customer’s purchase and ownership preferences and provide Lucid with a level of control and refinement essential to building loyalty and ambassadorship among our intenders and customers. Through our omni-channel approach, Lucid intenders have the option to visit a Studio in person, make their inquiries entirely online, talk to an inside sales representative, or enjoy a combination of the three experiences with seamless handoffs.
In developing our Studios, we have built a network of retail spaces to enable customers to experience the brand and our products in locations that underscore our design aesthetic and allow the customers to experience our full product breadth through different sensory tools. Like the Lucid Air and the Lucid Gravity, the interiors of Lucid Studios showcase color and material themes that represent specific locations within California as well as our focus on innovation with immersive technology experiences. We intend our Studios to provide a pressure-free environment for our customers to comfortably experience the brand and our products. Lucid Studios draw inspiration from the beauty and innovation of our home state of California.
Retail locations serve both as our sales channels and marketing tools in high-foot-traffic locations within urban areas. As of December 31, 2024, we had 57 Studios and service center locations opened, including locations in North America, Europe, and Middle East markets. We expect to increase coverage throughout these regions in 2025. Expanding our presence in existing and new geographies will increase our customer convenience, share of total addressable market, and overall brand awareness and consideration.

With a focus on convenience, our service operations include vehicle and customer support through our network of brick-and-mortar service centers, and at customers’ physical locations through our mobile service offerings. Customers are also served through certified partners for roadside assistance and collision repairs. We designed the Lucid Air to enable OTA updates and remote diagnostics.
We leverage third-party charging networks in our market regions, rather than investing heavily in proprietary fast-charging infrastructure or high-power networks. Our Lucid App provides customers seamless Plug and Charge (“PnC”) access at partnering networks in North America and Europe, ensuring convenient charging options.
On Jan 31, 2025, we gained access to Tesla’s supercharging network in addition to the vast Combined Charging System infrastructure, which is expected to significantly enhance convenience and reduce concerns related to range anxiety. The Lucid Gravity vehicles can use the Tesla Supercharger network with native the North American Charging Standard (“NACS”) charge port in the first quarter of 2025, while we expect the Lucid Air vehicles will be granted access to the network, via an adapter, in the second quarter of 2025.
For at home charging, the Lucid Connected Home Charging Station can be installed to provide convenient, simple, and seamless charging at home, or the Lucid mobile charging cable can plug into a variety of household outlets. The Lucid Air now supports V2V charging and we expect to support further bi-directional capabilities with the Lucid Air and Lucid Connected Home Charging Station.
In 2025, we plan to launch the mobile charging cable in the KSA market, enhancing on-the-go charging as public infrastructure develops.
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
Environmental standards applicable to us are established by United States laws and regulations and those of other jurisdictions in which we operate, standards adopted by regulatory agencies and the permits and licenses we are required to obtain. Each of these sources is subject to periodic modifications. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties and orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.
Many countries and U.S. states have announced a requirement for the sale of zero-emission vehicles only within prescribed timeframes, one as early as 2025, and we as an EV manufacturer are already able to comply with these requirements across our entire product portfolio as we expand. Our competitors, by contrast, will need to reconcile an expensive infrastructure with factories and equipment tailored for production of internal combustion engine (“ICE”) vehicles, along with workforces trained to produce ICE vehicles and intellectual property portfolios geared for ICE vehicles.
Emissions Credits
We expect that the manufacture, sale, and/or registration of Zero Emission Vehicles (“ZEVs”) in various regions will earn certain regulatory credits that we can sell to other manufacturers. Under several regulatory schemes to control emissions from automobiles Lucid’s sales of ZEVs generate credits that can be sold to other manufacturers that do not comply with regulatory standards. At the U.S. federal level, credits may include Corporate Average Fuel Economy (“CAFE”) credits under U.S. Department of Transportation standards, greenhouse gas (“GHG”) and other emission limitations credits from EPA programs. Similar national-level programs exist in other markets, including the European Union, Switzerland, Canada, and Saudi Arabia. It may also include credits in up to 17 U.S. jurisdictions referred to collectively as the “ZEV States” that require compliance with ZEV program mandates (California, Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, Washington, and the District of Columbia). Low-Emission Vehicle (“LEV”) credits may also be generated and sold in California and most of the ZEV States plus Pennsylvania.

ZEV credits are calculated under applicable regulation and are paid in relation to ZEVs manufactured and registered, including BEVs. ZEV programs generally assign ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of non-EV sold and registered in California and ZEV States. Each vehicle sold and registered in the state earns a number of credits based on the drivetrain type and the all-electric range of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle.
For reference, the ZEV credit requirement in California was 17% in 2023 and will rise to 22% in 2025. Under current regulations which are valid through the end of Model Year 2025, if a vehicle manufacturer does not sell enough EVs to meet its quota, it can choose to buy credits from other manufacturers who do, or it would be required to pay a $5,000 fine for each credit it is short. We expect this requirement to provide an opportunity to generate revenue from the sale of ZEV credits.
While we expect these environmental regulations to provide a tailwind to our growth, it is possible for certain regulations, to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EV, which in turn could promote price decreases. Changes to these incentives and regulations could affect our revenues and gross margins.
Other Credits and Benefits
We may benefit from additional opportunities under government regulations and legislation, such as the following:
•Customer tax credits and other benefits arising from government regulation may spur interest in our products and business. In the United States, our EVs qualify for the $7,500 federal tax credit under IRS Section 45W when sold for commercial uses, including those leased to customers, and future vehicles may be eligible for the 30D clean vehicle tax credit. Our vehicles may also be eligible for purchase incentives in other jurisdictions, such as Norway, and certain U.S. states such as California that offer high-occupancy lane driving privileges and other benefits.
•We are eligible for various tax credits, abatements and other benefits, including: the federal 45X Advanced Energy Production Credit; the federal 30C Alternative Fuel Infrastructure tax credit for alternative fuel infrastructure; the Qualified Facilities tax credit in Arizona; a California sales and use tax exclusion under the California Alternative Energy and Advanced Transportation Financing Authority; and other hiring and job training grants and income tax credits in Arizona, California, and Michigan.
•We may also be eligible for a loan pursuant to the Advanced Technology Vehicles Manufacturing Loan Program administered by the U.S. Department of Energy.
EPA Emissions and Certificate of Conformity
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that our vehicles comply with applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in the United States, and an Executive Order from CARB is required for vehicles sold in states that have adopted California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California emission standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 16 states plus the District of Columbia that have adopted California’s stricter emissions LEV standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware, Colorado, Minnesota, Nevada and New Mexico.
Although the Lucid Air has zero emissions, we are required to seek an EPA Certificate of Conformity and, for vehicles sold in California or any of the other 17 U.S. jurisdictions that have adopted the stricter California emission standards, a CARB Executive Order.
Vehicle Safety and Testing
Our vehicles are subject to, and are required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. Federal Motor Vehicle Safety Standards (“FMVSS”). The Lucid Air fully complies with all applicable FMVSS without any exemptions, and we expect our future vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSS, and while we anticipate compliance, there is no assurance that we will comply with such changes under the final versions as enacted.

We must self-certify that our vehicles meet all applicable FMVSS, as well as the NHTSA bumper standard, or otherwise are exempt, before our vehicles can be sold in the United States. Numerous FMVSS will apply to our vehicles, such as crash-worthiness requirements, crash avoidance requirements and EV-specific requirements. We are also required to comply with other federal laws and regulations administered by NHTSA, including, among other things, ensuring our vehicles do not contain defects related to motor vehicle safety, recall requirements, the CAFE standards, Theft Prevention Act standards, consumer information labeling requirements, reporting required notices, bulletins and other communications, Early Warning Reporting, foreign recall reporting, and owner’s manual requirements.
The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law requires inclusion of city and highway fuel economy ratings, as determined by the EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.
We intend to continue expanding our offerings outside of the United States, and in connection with such expansion, our vehicles will be subject to foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign and/or retesting. For example, the European Union (“E.U.”) has established approval and oversight rules requiring that a national authority certify compliance with heightened safety rules, emissions limits and production requirements before vehicles can be sold in each E.U. member state.
In addition to the various territorial legal requirements we are obligated to meet, the Lucid Air has earned five-stars, the highest possible overall safety rating, from the two main voluntary vehicle safety performance assessment programs, the NHTSA New Car Assessment Program (“NCAP”) and Euro NCAP. These programs have introduced several additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from legal requirements, such as side impact, but have higher performance requirements. Others are unique to the programs. Areas covered by these tests included:
•Mobile Progressive Deformable Barrier;
•Full Width Rigid Barrier;
•Mobile Side Impact Barrier;
•Side Pole;
•Far Side Impact;
•Whiplash;
•Vulnerable Road Users (Pedestrians and Cyclists);
•Safety Assist; and
•Rescue and Extrication.
ADAS Regulations
We have equipped our vehicles with certain advanced driver assistance features. Generally, laws pertaining to driver assistance features and self-driving vehicles are evolving globally, and in some cases may create restrictions on advanced driver assistance or self-driving features that Lucid may develop.
While there are currently no U.S. federal regulations specifically pertaining to autonomous vehicles or autonomy equipment, NHTSA has published recommended guidelines on autonomous vehicles and retains the authority to investigate and/or act on the safety of any vehicle, equipment or features operating on public roads. Certain U.S. states also have legal restrictions on the operation, registration or licensure of autonomous vehicles, and many other states are considering similar restrictions. This regulatory patchwork increases the legal complexity with respect to autonomous vehicles in the United States.
In markets that follow the regulations of the United Nations Economic Commission for Europe, some requirements restrict the design of advanced driver assistance or autonomous features, which can compromise or prevent their use entirely. Other applicable laws, both current and proposed, may hinder the path and timeline to introducing such features in the markets where they apply. Jurisdictions, including China, have implemented autonomous vehicle regulation while others continue to consider new regulation. Any implemented regulations may differ materially from those in the United States and Europe, which may further increase the legal complexity of advanced driver assistance and autonomous features and limit or prevent certain features.

Automobile Manufacturer and Dealer Regulation
In the United States, state laws regulate the manufacture, distribution, sale and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to residents. Certain states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer or otherwise restrict a manufacturer’s ability to deliver or service vehicles. To sell vehicles to residents of states where we are not licensed as a dealer, we expect to conduct the transfer of title out of the state. In certain such states, we expect to open Studios that serve an educational purpose and where the title transfer may not occur.
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
Battery Safety and Testing Regulations
We design our battery packs to conform to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, are based on the United Nations (“U.N.”) Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related U.N. Manual Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck or air. We plan to complete all applicable transportation tests for our battery packs, demonstrating our compliance with applicable regulations. We use lithium-ion cells in the high voltage battery packs in our vehicles. The use, storage and disposal of battery packs is regulated under federal and state laws.
We also design our battery packs to comply with the United Nations Economic Commission for Europe (“UNECE”) R100 regulation necessary for type approval in the European Union (“EU”) as well as the CE requirements necessary to import or sell EVs in the EU.
Our battery packs are tested for compliance with applicable requirements of the UNECE Manual of Tests and Criteria demonstrating our ability to ship battery packs by any method. These tests include:
•Altitude simulation — simulating air transport;
•Thermal cycling — assessing cell and battery seal integrity, as well as cell and battery thermal stability;
•Vibration — simulating vibration during transport;
•Shock — simulating possible impacts during transport; and
•External short circuit — simulating an external short circuit.
We equip our battery systems with a set of passive and active safety features to help ensure the battery always operates within the design envelope and fails safe in case of abnormal conditions.
We test our battery packs for compliance with applicable requirements of the UNECE R100 regulation demonstrating battery safety. These tests include:
•Vibration — simulating vibration during driving;
•Thermal cycle — assessing pack thermal stability in elevated temperatures;
•Fire resistance — assessing the ability of the pack to sustain exposure to large flames without explosion;
•External short circuit — assessing the ability of the pack to fail safe when exposed to external short circuit;
•Overcharge protection — assessing the ability of the pack to fail safe when it is attempted to overcharge;
•Overdischarge protection — assessing the ability of the pack to fail safe when it is attempted to overdischarge;
•Overtemperature protection — assessing the ability of the pack to fail safe when it overheats;
•Overcurrent protection — assessing the ability of the pack to fail safe when it is exposed to overcurrent conditions;
•Thermal event warning — assessing the ability of the pack to detect a thermal event and generate a warning to the driver; and

•Thermal propagation — assessing the ability of the pack to tolerate a single cell thermal event safely.
Data Privacy and Cybersecurity Regulation
We are subject to, or otherwise affected by, a variety of increasingly stringent federal, state, local and international laws and regulations relating to data privacy and cybersecurity, including, among other laws and regulations, contractual obligations, and industry standards that impose certain obligations and restrictions with respect to the processing of personal information of our employees, customers, and other third-party individuals. The EU’s General Data Protection Regulation (“GDPR”), Cyber Resiliency Act, Data Act and AI Act, as well as other global regulations such as the United Kingdom General Data Protection Regulation (i.e., a version of the GDPR as implemented into the law of the United Kingdom), Saudi Arabia’s Personal Data Protection Law (“PDPL”), the rules and regulations promulgated under the authority of the Federal Trade Commission of the United States, the Gramm Leach Bliley Act, the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020), certain other comprehensive state data privacy and cybersecurity laws and regulations, and various state data breach notification laws.
We are also impacted by regulations obligating us to share vehicle repair-related information with third parties, including repair shops and repair tool hardware developers, under what are commonly called “right-to-repair” laws. In addition, the UNECE has introduced regulations governing connected vehicle cybersecurity in the EU which are mandatory for all new vehicle types from July 2022 and all new vehicles produced from July 2024, and we are required to comply with the vehicle certification process and maintenance of a Cybersecurity Management System. See “Risk Factors — Risks Related to Cybersecurity and Data Privacy” for more information regarding applicable cybersecurity and data privacy laws and regulations and risks related to cybersecurity and data privacy and “Item 1C — Cybersecurity” for more information regarding our cybersecurity risk management program.
Competition
We face competition from both traditional automotive OEMs and newer companies focused on electric and other alternative fuel vehicles. We expect this competition to increase, particularly as the transportation sector continues to shift towards low-emission, zero-emission, or carbon neutral solutions.
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
•design, styling, and luxury;
•service options and customer experience;
•management team experience at bringing EV and other disruptive technologies to market;
•manufacturing efficiency;
•brand recognition and prestige; and
•product price.

We believe that we compete favorably on the basis of these factors. However, many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing and other resources than us. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing, and support of their products. Additionally, many of our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships, and other tangible and intangible resources that exceed ours. Furthermore, many of our competitors operate with a traditional sales and dealer distribution model for vehicles that may be viewed more favorably by potential customers. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions or joint venture agreements in the EV and luxury automotive markets may result in even more resources being concentrated in our competitors.
Intellectual Property
Intellectual property is important to our business. Our commercial success depends in part on our ability to obtain, maintain, enforce, defend, and protect the intellectual property and other proprietary technology that we develop, to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others; and to prevent others from infringing, misappropriating or violating our intellectual property and proprietary rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, know-how, continuing technological innovation, confidential information, and other measures to develop and maintain our proprietary position including through employee, contractor, consultant and third-party nondisclosure and invention assignment agreements, and other contractual arrangements.
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
As of December 31, 2024, we owned approximately 207 issued U.S. patents, 147 pending U.S. patent applications, 140 issued foreign patents, 161 pending foreign patent applications and 71 pending Patent Cooperation Treaty patent applications.
As of December 31, 2024, we also owned approximately 16 registered U.S. trademarks and 19 pending U.S. trademark applications, as well as 461 registered foreign trademarks and 79 pending foreign trademark applications in approximately 33 countries worldwide in addition to the European Union.
As of December 31, 2024, we also owned approximately 56 issued U.S. design patents and 38 pending U.S. design patent applications, as well as 260 issued foreign design patents/industrial designs and 25 pending foreign design patent/industrial design applications.
We expect to develop additional intellectual property and proprietary technology as our engineering and validation activities proceed. Technologies that we have and intend to invest in and develop include engineering software, powertrain systems and controls, infotainment, cybersecurity, telematics and electrical architecture hardware and software. As we develop our technology, we will continue to build our intellectual property portfolio, including by pursuing patent and other intellectual property protection when we believe it is possible, cost-effective, beneficial, and consistent with our overall intellectual property protection strategy.
In addition to the intellectual property that we own, we also procure key technologies under our supply chain agreements, and we license key technologies under our license agreements.
See “— Our Vehicles” and “— Technology” above for more information.

The terms of individual issued patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application, assuming the patent has not been terminally disclaimed over a commonly-owned patent or a patent naming a common inventor, or over a patent not commonly owned but that was disqualified as prior art as the result of activities undertaken within the scope of a joint research agreement. The life of a patent, and the protection it affords, is therefore limited and once the patent lives of our issued patents have expired, we may face competition, including from other competing technologies. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of patent term adjustments or extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. As a result, our owned patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Furthermore, we rely upon trade secrets, know-how, confidential information, unpatented technologies, continuing technological innovation, and other proprietary information to develop, protect, and maintain our competitive position and aspects of our business that are not amenable to, or that we do not presently consider appropriate for, patent protection and prevent competitors from reverse engineering or copying our technologies. However, the foregoing rights, technologies and information are difficult to protect. We seek to protect them by, in part, using confidentiality agreements with our employees, contractors, consultants, and any potential commercial partners and collaborators and invention assignment agreements with our employees. We also have implemented or intend to implement confidentiality agreements or invention assignment agreements with our selected contractors, consultants, and potential commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information or technology. In addition, our trade secrets may otherwise become known or be independently discovered by our competitors. To the extent that our commercial partners, collaborators, employees, contractors, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
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
HUMAN CAPITAL RESOURCES
At Lucid, we strongly believe in the power of our talented employees and partners to create, build, and support the world’s most advanced EVs available in the market. We seek to attract and retain employees whose respective professional and personal backgrounds can help craft an unparalleled suite of state-of-the-art, technologically advanced, California-inspired vehicles for consumers worldwide.
Towards these goals, as of December 31, 2024, we employed approximately 6,800 full-time employees globally. Our employees are primarily based at our headquarters in Newark, California, at our regional headquarters in Riyadh, Saudi Arabia, at our satellite location in Southfield, Michigan, at our EV manufacturing facilities in Casa Grande, Arizona, and King Abdullah Economic City (“KAEC”), Saudi Arabia, and at our retail stores and service centers throughout the United States and Canada, Europe, Saudi Arabia, and United Arab Emirates.
We believe that our mission-first passion to advance the state-of-the-art of EV technology for the benefit of all would not be possible without a broad array of experiences and professional and personal backgrounds across our team.
Our Culture
When design is led by inspiration, invention by insight, and engineering by experience, we believe that anything is possible. Our relentless focus on innovation, luxury, and sustainability moves us toward a future where you no longer must choose between doing great things and doing the right thing.

We are a collective of future visionaries; those who can think and do differently, that thrive on challenge and collaboration. Inspired by infinite possibilities, we strive to make a profound difference in the world. We are a team that values innovation, harnesses our passions, and embraces the entrepreneurial mind of limitless potential. We recognize, welcome, and appreciate the unique experiences and a broad range of perspectives that each of our employees bring with them, that in turn fuel our shared successes.
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
This year we added “customer focus” to our core values to ensure that everything we do is in service to our internal and external customers and stakeholders. We are bringing our core values to life by engaging members of the workforce in helping us define the expected behaviors for each of our core values. These values are woven into our performance management systems and help us identify talent. In addition to Customer Focus, our values include:
•Integrity in Action;
•Breakthrough Innovation;
•One Team;
•Passion for Excellence;
•Act With Urgency; and
•Ownership Mindset.
Safety
We instill an expectation and culture of safety in our workplace. As a manufacturing company, we are committed to ensuring workplace health, safety and environmental protection for our employees, suppliers, business partners, customers, and all our stakeholders. We protect the health and safety of our employees through a proactive and systematic approach to safety and health management. To demonstrate this, in 2024, we maintained ISO 45001 and ISO 14001 certifications for AMP-1 and achieved ISO 45001 and ISO 14001 certifications for AMP-2, which validates our system of continuous improvement to reduce occupational risk and improve worker safety. In 2024, the AMP-2 manufacturing site celebrated over 2 million man-hours of construction without a lost time injury.
Our Workforce and Commitment to Inclusion
At Lucid, inclusion is an essential part of who we are. We value the broad range of perspectives and experiences of our employees who reflect the communities we serve. Our differences spark innovation and drive us forward, which is why we are committed to fostering an inclusive culture that empowers us to bring our best selves to work and achieve our mission to build a better future together.

Our people centric and data-driven workforce strategy focuses on three pillars:
1.Growing our workforce by attracting, hiring, and promoting talent from all backgrounds
2.Fostering an inclusive culture by promoting policies, practices, and programs that support and engage all employees
3.Being key contributors to the community by engaging with and investing in local communities where we operate
Of note, Lucid sponsors nine employee resource groups to support and empower our employees. Membership in employee resource groups is open to all Lucid employees.
Compensation and Benefits
We offer competitive compensation to attract and retain the best people in the world, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive cash compensation and equity awards to all employees. We offer full-time employees equity at the time of hire and through annual equity grants because we want them to be owners of the company and committed to our long-term success. In 2024, we strengthened our support for employees and their families through the introduction of new health and wellness benefits. We are pleased to support employees and families through a comprehensive suite of insurance and retirement offerings, most of which can be individually selected by each employee to best fit their needs.

ENVIRONMENTAL IMPACT
As a technology and EV company focused on efficiently using our planet’s precious resources, we are proud that sustainability has been at the core of our business since day one. We are committed to improving environmental and social impacts across our value chain and helping ensure a robust governance structure to support our efforts. We believe in the importance of accountability and transparency, and we published our first sustainability report in 2024 that contains the details of our program.
Highlights of our sustainable impact include:
Product: Efficiency is a key measure of the in-house technology embedded in our products, contributing to our goal of a best-in-class experience for our customers while benefiting the environment. The Lucid Air continues to be the longest-range fully electric vehicle (the Lucid Air Grand Touring has an EPA-estimated range of 512 miles per charge with 19-inch wheels) and the most efficient vehicle (the Lucid Air Pure with 5.0 miles of range per kilowatt-hour), and the Lucid Air has one of the lowest coefficients of drag of any vehicle on the market (0.197 coefficient of drag with 19-inch wheels). These achievements are based on a relentless focus on efficiency through the EV powertrain, battery pack and system, and an aerodynamic design. This focus on efficiency also enables our vehicles to travel further per kilowatt-hour. Each extra mile that we extract per kilowatt-hour of energy means less energy required and fewer carbon emissions from the electrical grid. This same efficient technology and approach enables the possibility of vehicles with smaller, lower-cost battery packs that retain competitive range, —which would benefit the environment by requiring fewer battery cells per vehicle.
Environmental, Social, and Governance (“ESG”) Strategy: Our dedicated ESG team continues to drive our efforts to implement thoughtful ESG strategies and programs. We base our priorities on a high-level ESG materiality assessment to identify key topics for our strategy. This effort includes insight from investors, ratings and rankings, Company leadership interviews, research on peers and consumer trends, and a media review. Our ESG Steering Committee, established in 2021, is comprised of senior executive leaders who meet on a regular basis to drive our strategy on ESG topics.
GOVERNANCE
We recognize that sound governance practices are critical to ethical business practices and our overall success as an organization and business.
•Corporate Governance: Our corporate governance best practices include: a majority independent Board under SEC and Nasdaq rules; a well-qualified Board with broad range of skills, backgrounds, and experiences, which includes 4 female directors and 5 members of under-represented communities; an independent chairman of the Board; and no classified board structure (all directors must be elected every year).
•Business Ethics: We have a publicly available Code of Business Conduct and Ethics and a framework to receive and investigate reports of policy violations. The Code of Business Conduct and Ethics is available on our Investor Relations website at https://ir.lucidmotors.com under the subheading “Governance.”
•Compliance: We continue to enhance our compliance program centered around a clear statement of principles and an expectation for both legal compliance and high ethical standards. We intend to achieve these goals through ongoing training of our contractors and employees, due diligence of our suppliers, clear policies and guidelines, internal controls over financial transactions, technological solutions to automate screenings for legal compliance and a reporting hotline which enables employees and service providers to share allegations of any legal or ethical matters on an anonymous basis.
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
Our website, the SEC’s website and the information contained therein or linked thereto are not a part of this Annual Report.

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
•We currently depend primarily on revenue generated from a limited number of models and anticipate continuing to be significantly dependent on a limited number of models in the foreseeable future.
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
•We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air, the Lucid Gravity and our Midsize platform, which could harm our business and prospects.
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
•Changes in costs, changes of supply or shortage of materials, in particular for lithium-ion battery cells, could harm our business.
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
•The PIF and Ayar beneficially own a significant equity interest in us and have significant influence over us, which could decrease the relative ownership interest and voting power other holders of our common stock have over us.
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
We are an early-stage company with a limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have only released two commercially available vehicles, and we have limited experience manufacturing or selling a commercial product at scale. We have yet to generate significant revenue from the sale of electric vehicles, and as a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.
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
•successfully design, build, manufacture and market new variants and models of electric vehicles, such as our Midsize platform;
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
We have incurred net losses each year since our inception, including net loss of $2.7 billion for the year ended December 31, 2024. As of December 31, 2024, our accumulated deficit was $12.9 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
If our product development or commercialization of future vehicles is delayed, our costs and expenses may be significantly higher than we currently expect. We will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto; therefore, we anticipate our losses in future periods will be significant.

We may be unable to adequately control the substantial costs associated with our operations.
We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Lucid Gravity, our Midsize platform and other future products); raw material procurement costs; and general and administrative expenses as we scale our operations and continue to incur the costs of being a public company. Increased competition and adverse economic conditions have in the past and may continue in the future to require us to spend additional resources to attract customers, which in turn may result in higher marketing and incentive expenses. Furthermore, lower production and sales volumes have in the past and may in the future result in an inability to fully utilize our purchase commitments with suppliers which could result in increased costs and excess inventory as well as potential inventory write-offs. In addition, we have incurred and expect to continue to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities and undertaking product recalls. As a company, we have limited historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.
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
Delays in customer deliveries, delays in the availability of options, potential changes in customer preferences, competitive developments, increased interest rates, negative publicity, decreased demand for electric vehicles, and other factors could result in failure to attract customers, failure to complete the purchase process with customers, and customer cancellation. Increases in interest rates could make financing unaffordable for segments of our customer base and any event or incident which generates negative media coverage about us or the safety or quality of our vehicles could result in failure to attract customers, failure to complete the purchase process, and customer cancellations. In addition, if we encounter delays in customer deliveries of our vehicles that further lengthen wait times or in the event of negative media coverage, a significant number of orders may be cancelled. As such, no assurance can be given that the purchase process will be completed, orders will not be cancelled, and orders will ultimately result in the final purchase, delivery and sale or lease of vehicles.
A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events including the evolving conflicts in the Middle East, public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Due to our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand.
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

We currently depend primarily on revenue generated from a limited number of models and anticipate continuing to be significantly dependent on a limited number of models in the foreseeable future.
We currently depend primarily on revenue generated from the Lucid Air, and in the foreseeable future will be significantly dependent on a limited number of models. Although we have started production of the Lucid Gravity and have other vehicle models on our product roadmap, we are not scheduled to introduce another vehicle model for sale until late 2026. We expect to rely on sales from the Lucid Air and the Lucid Gravity, among other sources of financing, for the capital that will be required to develop and commercialize future models on our product roadmap. To the extent that production of our current or future models is delayed or reduced, or if our current or future models are not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.
If we are unable to fulfill the orders from the Government of Saudi Arabia or if the Government of Saudi Arabia purchases significantly fewer vehicles than we anticipate for any reason, our business, prospects, results of operations and financial condition could be materially and adversely affected.
In August 2023, we entered into an EV purchase agreement with the Government of Saudi Arabia as represented by the Ministry of Finance (the “EV Purchase Agreement”), which supersedes the letter of undertaking that we entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that we fail to deliver within six months from the date of the applicable purchase order. The Purchaser also has the sole and absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. See Item 1 “Business” and Note 16 “Related Party Transactions” to the consolidated financial statements included elsewhere in this Annual Report for more information.
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
In particular, any negative publicity, whether or not factual, can quickly proliferate on social media and harm consumer perception and confidence in our brand. The growing use of social media increases the speed with which information and opinions can be shared and, thus, accelerate the impact on a company’s reputation. If we fail to correct or mitigate misinformation or negative information, including information proliferated through social media or traditional media channels, about us, the products we offer, our customer experience, or any aspect of our brand, our business, sales and results of operations could adversely impact us. From time-to-time, our vehicles or those of our competitors may be evaluated and reviewed by third parties. Perceptions of our offerings in the marketplace may be significantly influenced by these reviews, which are disseminated via various media, including the internet. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our vehicles and reduce demand for our vehicles, which could have a material adverse effect on our business, results of operations, prospects and financial condition.

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
Third-party dealer networks are the traditional method of vehicle sales distribution and service. Currently, we sell directly to consumers; therefore, we do not have a traditional dealer product distribution and service network. We have limited experience distributing directly to consumers, and we expect that continuing to build a national and global in-house sales and marketing function, including an expanded physical sales, marketing and service footprint via our Lucid studios and service centers, will be expensive and time consuming. We have experienced delays in the construction and opening of our Lucid studios and service centers and any significant delays to establish Lucid studios and service centers in key markets in the future could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, if our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our business model of selling directly to consumers and directly servicing all vehicles may be limited by regulatory constraints. To the extent we are unable to successfully execute on such plans in all markets, we may be required to develop a third-party dealer distribution and service network, including developing and implementing the necessary information technology infrastructure to support them, which may prove costly, time-consuming or ineffective. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial conditions could be adversely affected.
Our ability to generate meaningful product revenue will depend on consumer adoption of electric vehicles.
We are developing and producing only electric vehicles and, accordingly, our ability to generate meaningful product revenue will highly depend on sustained consumer demand for alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for electric vehicles, these factors may harm our business, prospects, financial condition and results of operations. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation (including government incentives and subsidies) and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Any number of changes in the industry could negatively affect consumer demand for electric vehicles in general and our electric vehicles in particular.
In addition, demand for electric vehicles may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives including tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, interest rates, and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and results of operations. Further, sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us as a new entrant in an industry that has globally been experiencing a recent decline in sales.
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
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, public charging station locations are significantly less widespread than gas stations. Furthermore, public charging stations often experience downtime, leading to customer dissatisfaction. Although we have partnered with third-party electric vehicle charging providers to offer charging stations to our customers, the public charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread and reliable public charging infrastructure. In addition, although we have agreed to join Tesla’s Supercharger network, there may be delays in making changes to our vehicles or the network necessary for Lucid vehicles to charge at Tesla Superchargers, and there is no guarantee that our customers will not experience performance, access or other issues with this or other charging networks. In addition, although the prior U.S. presidential administration proposed a plan to deploy 500,000 additional public charging stations across the United States by 2030, the current administration has issued an executive order to pause the disbursement of funds appropriated through the Inflation Reduction Act of 2022 or the Infrastructure Investment and Jobs Act, including funds designated for electric vehicle charging stations through the National Electric Vehicle Infrastructure Formula Program and the Charging and Fueling Infrastructure Discretionary Grant Program. Consequently, the deployment of public charging stations may not occur at planned levels, which could limit the development of public charging infrastructure and increase the relative attractiveness to potential customers of a proprietary charging solution.
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
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, results of operations and financial condition. We are expanding our operations significantly and our current and future expansion plans include:
•expanding our management team;
•hiring and training new personnel;
•ramping up the production of our current vehicles and releasing new models in the future;
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

We require qualified personnel, including design and manufacturing personnel and service technicians for our vehicles. Our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing, producing, selling, and servicing electric vehicles is intense, and we may not be able to identify, attract, integrate, train, motivate or retain sufficient highly qualified personnel in the future. Furthermore, we announced a restructuring plan in the second quarter of 2024, which involved the reduction of our employee workforce and may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel in the future. Any such restructuring plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The failure to identify, attract, integrate, train, motivate and retain these employees could seriously harm our business and prospects. In addition, our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards to be received by the employees for any reason, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key employees were to separate their employment with us, such separation would likely increase the difficulty of managing our current operations and future growth and heighten the foregoing risks.
We also have limited experience to date in high volume manufacturing of our vehicles. We cannot assure our investors that we will be able to develop and implement efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. We have also experienced, and may continue to experience, internal and external logistics challenges with respect to our manufacturing and warehousing facilities, including disruption to manufacturing operations due to the consolidation of our logistics operations with our manufacturing operations at AMP-1 and AMP-2. Any failure to develop and implement such manufacturing processes and capabilities within our projected costs and timelines could impact our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully. In addition, our rapid growth, competitive real estate markets, and increasing rental rates, may hinder our ability to obtain suitable space to accommodate our growing operations or to renew existing leases on terms favorable to us, if at all. Any failure to obtain or renew leases for real property on terms favorable to us when we need them may limit our growth, impact our operations and have an adverse impact on our financial condition. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.
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
•threat of a trade war among the United States, Canada, Mexico, China, the European Union (“EU”) and other countries could impede the transition to electric vehicles, disrupt global supply chains, and delay the implementation of economic competitiveness policies;
•foreign laws, regulations and restrictions, including in the areas of supply chain, labor, sales, service, environment, social, governance and health and safety, and related compliance costs;
•increasingly restrictive and complex foreign data privacy and cybersecurity laws, regulations and obligations;
•changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;
•political instability, natural disasters, pandemics, wars, global conflicts or other geopolitical events (including the war in Ukraine and the conflict in the Middle East, which affect global energy prices and disrupt shipping routes both regionally and globally), or events of terrorism; and
•the strength of international economies.
If we fail to successfully address these risks, they could materially harm our business, prospects, results of operations and financial condition.
The automotive industry has significant barriers to entry that we must overcome in order to manufacture and sell electric vehicles at scale.
The automobile industry is characterized by significant barriers to entry, including large capital requirements, investment costs of designing, manufacturing, and distributing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image, and the need to establish sales and service locations. Since we are focused on the design of electric vehicles, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter, including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of batteries, the need to establish or provide access to sufficient charging locations and unproven high-volume customer demand for fully electric vehicles. While we have developed and started producing our first electric sedan and SUV and have completed the first two phases of construction of AMP-1 and the SKD portion of AMP-2, we have not finished tooling all production lines at AMP-1. If we are not able to overcome these barriers, our business, prospects, results of operations and financial condition will be negatively impacted, and it will harm our ability to grow our business.

The automotive market is highly competitive, and we may not be successful in competing in this industry.
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the electric vehicle industry has grown, with the emergence of several companies that focus completely or partially on the electric vehicle market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. Electric vehicle manufacturers with which we compete include Tesla, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own electric vehicles in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales with luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. For example, some of our competitors have announced vehicle price reductions, which may result in downward price pressure and reduced demand for our vehicles. However, we may not be able to adjust our pricing strategies effectively, and there can be no assurance that such adjustments will allow us to successfully compete against our competitors, which may have a material adverse effect on our brand, business, prospects, inventory levels, results of operations and financial conditions. In addition, increased competition has in the past and may continue to require us to increase marketing and incentive expenses, which may have a material adverse effect on our operating results and financial condition. We expect competition in our industry to significantly intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization, favorable governmental policies, macroeconomic uncertainty, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.
Developments in electric vehicle or alternative fuel technology or improvements in the internal combustion engine may adversely affect the demand for our vehicles.
We may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Significant developments in alternative technologies, such as alternative battery cell technologies, hydrogen fuel cell technology, advanced gasoline, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to the technologies in our electric vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors. In addition, we expect to compete in part on the basis of our vehicles’ range, efficiency, charging speeds, performance and software, and improvements in the technology offered by competitors could reduce demand for our current or other future vehicles. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models that reflect such technological developments, but our vehicles may become obsolete, and our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. Additionally, as new companies and larger, existing vehicle manufacturers continue to enter the electric vehicle space, we may lose any technological advantage we may have and suffer a decline in our competitive position. Any failure by us to successfully react to changes in existing technologies or the development of new technologies could materially harm our competitive position and growth prospects.

The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.
We may benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, production tax credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California, Michigan and Arizona. We may also benefit from government loan programs. Any reduction, elimination or selective application of tax and other governmental programs and economic incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. For example, the current U.S. presidential administration has issued executive orders to revoke certain executive orders from the prior administration, which directed federal agencies to review and potentially revise vehicle fuel efficiency and emissions standards. The revocation of these executive orders may decrease the demand and reduce the value of the greenhouse gas credits and similar regulatory credits, which we may sell to other manufacturers. Further, we cannot guarantee that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available. For example, beginning in 2023, the Inflation Reduction Act of 2022 eliminated the $7,500 federal sales tax credit for sedans that have a manufacturer’s suggested retail price over $55,000 and for SUVs that have a manufacturer’s suggested retail price over $80,000, although a tax credit remains available for vehicles that are leased rather than purchased. In addition, the current U.S. presidential administration has issued a policy statement aimed at eliminating the “electric vehicle mandate,” which targets state emissions waivers and governmental subsidies. Corresponding executive orders may be further issued to implement this policy. See “— Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.”
While certain tax credits and other incentives for alternative energy production, alternative fuels and electric vehicles have been available in the United States, Canada and the EU, there is no guarantee that these programs or incentives will be available in the future. If current tax incentives are not available in the future, our business, prospects, financial position and results of operations could be affected adversely.
We may be unable to offer attractive leasing and financing options for our current and future vehicles, which would adversely affect consumer demand. In addition, offering leasing and financing options to customers could expose us to credit and residual value risk.
We offer leasing and financing of our vehicles to potential customers through third-party financing partners and intend to do the same in new markets, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers. Furthermore, because we have only sold a limited number of vehicles and only a limited secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and, if the actual resale value of our vehicles is lower than anticipated, it would make providing leasing terms that appeal to potential customers through such third-party financing partners more difficult. We believe that the ability to offer attractive leasing and financing options is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air, the Lucid Gravity or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles.
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
We may apply for federal, state and foreign grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there may be new opportunities for us to apply for grants, loans and other incentives from the United States federal and state governments, as well as foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot guarantee that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.
We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever.
We design our vehicles with advanced driver assistance system (“ADAS”) hardware and software. The Lucid Air is equipped with Level 2 (partial automation) ADAS functionality, and in addition, we expect to equip the Lucid Gravity with Level 2 functionality. We plan over time to upgrade our vehicles with additional capabilities. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by the National Highway Traffic Safety Administration (“NHTSA”) that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
In addition, we face substantial competition in the development and deployment of ADAS technologies. Many of our competitors, including established automakers and technology companies, have devoted significant time and resources to developing self-driving technologies. If we are unable to develop or improve competitive Level 2 or more advanced ADAS technologies in-house or acquire access to such technologies via partnerships or investments in other companies or assets, we may be unable to equip our vehicles with competitive ADAS features, which could damage our brand, reduce consumer demand for our vehicles and could have a material adverse effect on our business, results of operations, prospects and financial condition.
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
A portion of the current and expected demand for electric vehicles results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as concerns about climate change resulting in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreases significantly, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy or there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for electric vehicles, including our vehicles, could be reduced, and our business and revenue may be harmed. For example, the current U.S. presidential administration has issued an executive order to declare a national energy emergency and facilitate the production and supply of domestic energy resources, including oil.
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
Increasing scrutiny and changing expectations from global regulations, our investors, customers and employees with respect to ESG matters may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations and our investors, customers and employees, on ESG issues such as environmental stewardship, climate change, inclusion, workplace conduct, recyclability, sourcing and ESG disclosure as well as growing anti-ESG sentiment among certain stakeholders. There can be no certainty that we will manage ESG issues successfully, or that we will be able to meet varying or conflicting stakeholder expectations of us regarding ESG matters. Negative public perception, adverse publicity or negative comments in social media could damage our reputation if we do not, or are perceived not to, address these issues to our stakeholders’ satisfaction. Any harm to our reputation could impact our employees’ engagement and retention and the willingness of our customers and partners to do business with us.
It is possible that our stakeholders may not be satisfied with our ESG disclosures or practices, and we may not be able to comply with increasing global regulations on ESG topics, such as human rights and sustainability reporting. Actual or perceived shortcomings or dissatisfaction with our ESG practices and reporting may subject us to litigation and could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with ESG regulations in various jurisdictions. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Unfavorable or downgraded ratings of our company or our industries, as well as non-inclusion or removal of our stock on ESG-oriented investment funds or indexes, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air, the Lucid Gravity and our Midsize platform, which could harm our business and prospects.
Our plan to scale our manufacturing capacity and increase sales is dependent upon the timely availability of funds, upon our finalizing of the related design, engineering, component procurement, testing, build-out and manufacturing plans in a timely manner and also upon our ability to execute these plans within the planned timeline. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models, and we have experienced in the past, and may experience in the future, such delays with regard to additional variants of our vehicles. For example, we have experienced delays in the engineering of certain of our vehicle systems, including as a result of design changes to components. Any future delays in the financing, design, manufacture and launch of our vehicles and variants could materially damage our business, prospects, financial condition and results of operations.
Our Midsize platform is still in the development and/or testing phase, and may occur later than expected or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions of our Arizona and Saudi Arabia manufacturing facilities, or other future manufacturing facilities.

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
Any significant delay or other complication in the production of our current vehicles or the development, manufacture, launch and production ramp of our future products, features and services, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining related regulatory approvals, or inability to manage such ramps cost-effectively, could materially damage our brand, business, prospects, financial condition and results of operations.
The continued development of and the ability to manufacture our vehicles, including the Lucid Air, the Lucid Gravity and our Midsize platform, are and will be subject to risks, including with respect to:
•our ability to ensure ongoing readiness of firmware features and functions to be integrated into the Lucid Air as planned and on the desired timeline;
•our ability to finalize release candidate specifications for our future vehicles as planned and on the desired timeline;
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
Our success, including our ability to continue production of the Lucid Air and ramp up of the Lucid Gravity, will depend on our ability to enter into supplier agreements and maintain our relationships with hundreds of suppliers that are critical to the output and production of our vehicles. To date, we have not secured long-term supply agreements for all of our components and for some components, our supply agreements do not guarantee sufficient quantities of components for our vehicle production ramp curve. We plan to seek opportunities to secure long-term committed supply agreements for certain of these components. The supplier agreements we have or may enter into with key suppliers in the future may not be renewed or may contain provisions under which suppliers may refuse to supply. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of battery cells and other components often contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities and/or currency values. Substantial increases in the prices for such components, materials and equipment, whether due to supply chain or logistics issues or due to inflation, or increased energy or natural gas costs, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.
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
We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times. We expect that these industry-wide trends may continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment, including for the expansion of AMP-1 and the construction of AMP-2, on a timely basis for the foreseeable future, and may result in increased costs. Changes in our supply chain or production needs in order to meet our quality targets and development timelines as well as due to design changes and model updates have resulted in cost increases from our suppliers.
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

In addition, we have experienced, and in the future could continue to experience, delays if our suppliers do not meet agreed-upon timelines, experience capacity constraints, or deliver components that do not meet our quality standards or other requirements. Any disruption in the supply of components, including battery cells and semiconductors, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in situations where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has recently experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.
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
Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, global conflicts or other geopolitical events, governmental changes, tariffs, natural disasters, health epidemics, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. For example, some of the shipping routes in the Red Sea have been affected by the conflict in the Middle East resulting in delays in delivery of components and an increase in shipping costs globally. Additionally, governmental and policy changes, such as the 2025 presidential transition in the United States, may result in new or increased tariffs on imported components. Our ability to mitigate these cost increases may be limited by the lack of alternative suppliers from unaffected countries or domestic suppliers with production capabilities to meet our requirements. Such disruptions or increase in costs could have a material adverse impact on our business, including our ability to timely manufacture and distribute our products in a cost-effective manner and adversely affect our results of operations and financial condition.
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
Changes in costs, changes of supply or shortage of materials, in particular for lithium-ion battery cells, could harm our business.
As we scale commercial production of our vehicles or any future energy storage systems, we have experienced and may continue to experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. For example, as we continue the expansion of AMP-1 and the construction of AMP-2, we have experienced increases in material and infrastructure equipment prices and cost of construction labor. In addition, we use various materials in our business, including aluminum, steel, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion battery cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions, inflationary pressure and global demand for these materials, including as a result of increased production of electric vehicles, energy storage products by our competitors and the global supply chain crisis, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:
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
Furthermore, we have experienced in the past and may experience another semiconductor supply shortage, and such shortage could in the future impact us or our suppliers, which could delay or reduce planned production levels of our current and future vehicles and have an adverse effect on our business, prospects and results of operations. In addition, foreign currency fluctuations, tariffs or shortages in petroleum or natural gas and other economic or political conditions have contributed to and may continue to result in significant increases in freight charges and raw material costs. These risks could be further magnified by geographical developments, global conflicts or other geopolitical events, including the conflict in the Middle East, which affects shipping routes both regionally and globally. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. Any attempts to raise product prices in response to increased material costs could lead to reduced demand for our vehicles and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our expected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.
We must develop complex software and technology systems, including in coordination with vendors and suppliers, in order to produce our electric vehicles, and there can be no assurance such systems will be successfully developed.
Our vehicles use a substantial amount of third-party and proprietary software and complex technological hardware to operate, some of which is still subject to further development and testing. The development and implementation of such advanced technologies is inherently complex and requires coordination with our vendors and suppliers in order to integrate such technology into our electric vehicles and ensure it interoperates with other complex technology as designed and as expected.
We may fail to detect defects and errors that are subsequently revealed, and our control over the performance of third-party services and systems may be limited. Any defects or errors in, or which are attributed to, our technology, could result in, among other things:
•delayed production and delivery of our vehicles;
•delayed market acceptance of our vehicles;
•loss of customers or inability to attract new customers;
•diversion of engineering or other resources for remedying the defect or error;
•damage to our brand or reputation;
•increased service and warranty costs;
•legal action by customers or third parties, including product liability claims; and
•penalties imposed by regulatory authorities.
In addition, if we are unable to develop the software and technology systems necessary to operate our vehicles, it will harm our competitive position. We rely on third-party suppliers to develop a number of technologies for use in our products. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support our business plan. In addition, such technology may not satisfy the cost, performance useful life and warranty characteristics we anticipate in our business plan, which could materially adversely affect our business, prospects and results of operations.

If we fail to successfully construct or tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
While we have completed the initial and second phases of construction at AMP-1 and the SKD portion of AMP-2, tooling our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air and ramp up production of the Lucid Gravity on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. In addition, we may encounter problems or disputes with our vendors for a variety of reasons, including for reasons beyond our control, and such disputes, with or without merit, could also cause significant delays and cost overruns. These risks could be increased because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commencement of commercial production at AMP-1 and SKD production at AMP-2, we have hired and trained and continue to hire, retain, and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial or SKD production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of orders and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of our future vehicles, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations. Although we do not currently expect that we will be required to take vehicle production offline or reduce our planned manufacturing volumes, any such repairs or remediation could entail significant costs, and we may be unable to recover some or all of such costs from the applicable contractor(s).
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
We also rely heavily on complex machinery for our operations, and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant employs large-scale, complex machinery combining many components, which may suffer unexpected malfunctions from time-to-time and will depend on repairs and spare parts that may not be available when needed. Furthermore, AMP-1 and AMP-2 and the equipment we use to manufacture our vehicles will be costly to repair or replace and could require substantial lead-time to repair or replace and qualify for use.

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
We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market and ramp up production of our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, global conflicts or other geopolitical events or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, satisfy the requirements of customers and potential customers or fully utilize our purchase commitments with suppliers. For example, as result of the conflict in the Middle East, we have experienced an impact on our shipping routes in the Red Sea, which has resulted in shipping delays and increased shipping costs globally. Any failure to develop, implement and maintain such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we continue commercial production of the Lucid Air and ramp up production of the Lucid Gravity, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.
If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.
Our vehicles or the components installed therein have in the past and may in the future contain defects in design or manufacture, including components designed or manufactured by suppliers, that may cause them not to perform as expected or that may require repairs, recalls, or design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles use a substantial amount of software code to operate, and software products are inherently complex and may when first introduced contain defects and errors. If our vehicles contain defects in design or manufacture that cause them not to perform as expected or that require repair, or if certain features of our vehicles take longer than expected to become available, are legally restricted or become subject to additional regulations, our ability to develop, market and sell our products and services could be adversely affected. In addition, our over-the-air software updates may fail to achieve its intended repair and performance goals, expose our customers’ vehicles to vulnerabilities, or have unintended consequences, and may require our customers to bring their vehicles to our service centers.

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
We have limited experience servicing or repairing our vehicles and their integrated software. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Furthermore, some vehicle repairs may be done via over-the-air software updates, which poses additional risks to the vehicles’ software if any issues arise during an update. In addition, we may partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers or develop and implement the necessary information technology infrastructure to support them. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our vehicles. We also have a limited network of locations to perform service and may also rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.
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
We provide a new vehicle limited warranty on all new vehicles and a genuine spare parts and accessories limited warranty on Lucid genuine spare parts and accessories we sell. We maintain warranty reserves to cover part replacement and other vehicle repair needs, including any potential software upgrades or warranty claims. In addition, we expect to provide a manufacturer’s warranty on any future products we sell and may provide additional warranties on installation workmanship or performance guarantees. Warranty reserves include our management team’s best estimate of the projected costs to repair or to replace items under warranty. Such estimates are inherently uncertain, particularly in light of our limited operating history and the limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves in the future. If our reserves are inadequate to cover future maintenance requirements on our vehicles, this could materially and adversely affect our business, prospects, financial condition and results of operations. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing reserves will be sufficient to cover all claims. In addition, future laws or regulations may impose additional warranty obligations on us that go beyond our manufacturer’s warranty, which may expose us to materially higher warranty, parts replacement and repair expenses than we expect, and our reserves may be insufficient to cover such expenses.
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
In addition, as we expand our service network, increase our recycling practices and scale the manufacturing of our vehicles and any future energy storage products, we will need to store lithium-ion battery cells at our facilities and we have experienced, and may in the future experience, thermal events. Any mishandling of battery cells or safety issue or fire related to the cells could disrupt our operations. Such damage or injury could also lead to adverse publicity and potentially a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our vehicles and negatively affect our results of operations and financial condition. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, results of operations and financial condition.
Risks Related to Cybersecurity and Data Privacy
Any unauthorized control, manipulation, interruption or compromise of or access to our products or information technology systems or networks could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects.
Our products contain complex information technology systems. For example, our vehicles are designed with built-in data connectivity to accept and securely install periodic remote updates to improve their functionality.
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

Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and/or use our vehicles, products, systems and networks to (i) gain control of, (ii) change the functionality, user interface or performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products, systems and networks. Advances in technology, such as artificial intelligence, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open-source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems and networks are also vulnerable to damage or interruption from, among other things, software bugs, server malfunctions, software or hardware failure, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, misuse, mistake, fraud, misconduct or other events that may harm our vehicles, products, systems and networks. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. We implement comprehensive measures to prevent, mitigate and resolve identified exposures and vulnerabilities, and maintain layered security practices designed to prevent or reduce the likelihood of a cybersecurity incident. We may also be subject to certain laws and regulations, such as “right to repair” laws, that could require us to provide third-party access to certain vehicle and vehicle-connected systems. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.
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
Furthermore, we are continuously expanding and improving our information technology systems. In particular, our volume production of our current and planned future vehicles will necessitate continued development, maintenance and improvement of our information technology and communication systems and networks in the United States and abroad, such as systems and networks for product data management, vehicle management tools, vehicle security systems, vehicle security management processes, procurement of bill of material items, supply chain management, inventory management, production planning and execution, lean manufacturing, sales, service and logistics, dealer management and financial, tax and regulatory compliance. Our ability to operate our business will depend on the availability and effectiveness of these systems and networks and could be impacted by system outages or similar events. The implementation, maintenance, segregation, and improvement of these systems and networks require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems and networks as well as implementing new systems and networks, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain, inventory management, and sales and service processes. We cannot be certain that these systems and networks or their required functionality will be effectively and timely developed, implemented, maintained or expanded as planned. If we are unsuccessful in any of the foregoing, our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems and networks or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

In addition, our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any over-the-air or other updates, may contain, errors, bugs, design defects or other vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, design defects or other vulnerabilities may reside in third-party intellectual property or open-source software and/or be inherently difficult to detect and may only be discovered after code has been released for external or internal use. We attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, including issuing patches for zero-day vulnerabilities and deploying over-the-air updates to resolve errors, bugs, design defects or other vulnerabilities in our vehicle software, but such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we deploy software updates to address any issues but our over-the-air update procedures fail, our customers will need to work with our service personnel to install these updates, and their vehicle will remain vulnerable until installation of the updates. Any compromise of our personal, confidential or proprietary information (including our proprietary software code), products, systems or networks or inability to prevent or effectively remedy errors, bugs, design defects or other vulnerabilities may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, compromise of vehicle integrity and physical safety, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, prospects, results of operations and financial condition.
We may not have adequate insurance coverage, if any, to cover losses associated with any of the foregoing. The costs of investing and remediating a large data breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases, imposition of large deductible, exclusions or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or at all or that our insurers will not deny coverage as to any future claim.
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
We are also impacted by regulations obligating us to share vehicle repair-related information, including location information, with third parties, including repair shops and repair tool hardware developers, under what are commonly called “right-to-repair” laws, including Massachusetts. Other state, federal, and foreign jurisdictions are exploring expanding right-to-repair obligations in this area as well. Furthermore, some entities within the U.S. federal government, including certain members of Congress and the NHTSA, have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe (“UNECE”) has introduced regulations governing connected vehicle cybersecurity in the EU which are mandatory for all new vehicle types from July 2022 and all new vehicles produced from July 2024. Similar regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect our business in European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulations.
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
Our success is substantially dependent upon the continued service and performance of our senior management team. Our employees, including our senior management team, are generally at-will employees, and therefore may terminate employment with us at any time with no advance notice. It is always possible that we could lose some key employees, especially if we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, or if the volatility of our stock price continues to increase. In addition, we announced a restructuring plan in the second quarter of 2024, which involved the reduction of our employee workforce. Such plan may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel in the future. Any such restructuring plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The replacement of any members of our senior management team or other key employees likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, but not limited to, in particular, software and automotive engineers, and Arizona, where we have a substantial presence and a need for, among others, a large skilled repair, logistics, supply chain, and manufacturing workforce. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of global conflicts and other geopolitical events. Our inability to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
On February 21, 2025, our former Chief Executive Officer and Chief Technology Officer, Peter Rawlinson, resigned from his positions and as a member of our Board of Directors. Our Board of Directors appointed our Chief Operating Officer, Marc Winterhoff, to serve as Interim CEO until a qualified replacement is found. Mr. Rawlinson will be available as Strategic Technical Advisor to the Chairman of the Board through February 21, 2027.
We are currently conducting a search for a new CEO. Although we intend to hire a qualified candidate for CEO, no assurance can be given that we will be able to attract and retain a suitable CEO. An extended period of time without a permanent CEO could potentially have an adverse effect on our operations or financial condition. Furthermore, in the event we are unable to effect a seamless transition from our Interim CEO to a new CEO, or if a new CEO should unexpectedly prove to be unsuitable for our Company, the resulting disruption could have an adverse effect on our operations or financial condition or impede our ability to execute our strategic plan.
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

Furthermore, although none of either our United States or international based employees are currently represented by a labor union that we are aware of at this time, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Some unions may attempt and have announced to attempt to organize non-union automakers in the U.S., including us. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, or similar activities with certain consultation rights with respect to the relevant companies’ operations, or companies are required to apply collective bargaining agreements, implement works councils or similar bodies with certain consultation rights related to the activities of the companies involved. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to address such organizing and/or to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays, and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations, or financial condition.
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

In addition, motor vehicles and associated service activities are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Lucid Air, Lucid Gravity and any future vehicle programs will be subject to such regulation under international, federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency, NHTSA, other federal agencies, various state agencies and various state boards; and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time-to-time, and we could become subject to additional regulations in the future, which could increase the effort and expense of compliance. If compliance results in delays or substantial expenses, this could adversely affect our business. Laws and industrial standards for electric vehicles continue to evolve, and we face risks associated with changes to these regulations, which could have an impact on the adoption of electric vehicles. In addition, increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to adopt regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote electric vehicles.
We currently are, and expect to become, subject to laws and regulations applicable to the supply chain, manufacture, import, sale and service of automobiles in an increasing number of international jurisdictions. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, transportation of dangerous goods, fuel economy and emissions, battery recycling, among other things, are often materially different from requirements in the United States and also evolving. For example, the EU has enacted a battery regulation that affects Lucid vehicles and batteries delivered in Europe with increasing requirements for the durability, marking and recycled content of the high-voltage batteries in our vehicles in subsequent years, among other requirements. Compliance with such regulations will require additional time and resources. This process may include official review and verification of our batteries and related documentation prior to market entry. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all; and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.
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
Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. For example, we have conducted several vehicle recalls due to a number of potential issues in the past and we may in the future voluntarily or involuntarily initiate additional recalls if any of our electric vehicles or components (including our batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may be unable to service and repair recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our electric vehicles and could also result in the loss of business to our competitors. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target markets and our business, prospects, results of operations and financial condition.
We are subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and adversely affect our business, results of operations, cash flows and financial condition.
From time-to-time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, data privacy, cybersecurity, securities, tax, labor and employment, health and safety, our direct distribution model, motor vehicle dealership licenses and state licensing laws, environmental claims, contractual and commercial disputes and other matters that could adversely affect our business, brand, reputation, results of operations, cash flows, financial condition, and the trading price of our common stock. These claims could be asserted against us by individuals, either acting individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. For example, we are currently the subject of a class action filed against us and our former CEO, alleging violations of securities laws. We are also the subject of multiple shareholder derivative lawsuits alleging breaches of fiduciary duties and related claims against certain of our former and current directors. For details regarding these legal proceedings, refer to Note 12 “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report for more information.
Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation and legal defense costs could be significant, even if we achieve favorable outcomes. Adverse outcomes with respect to litigation or any other legal proceedings may result in significant settlement costs or judgments, criminal and civil penalties and fines, or injunctive relief, including suspension or revocation of licenses to conduct business or other changes to our business practices, all of which could negatively affect our sales and revenue growth and adversely affect our business, prospects, results of operations, cash flows and financial condition. See Part I, Item 3 “Legal Proceedings.”
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
We may be exposed to delays, limitations and risks related to the environmental permits and other operating permits required to construct and operate our manufacturing facilities.
Construction and operation of an automobile manufacturing facility requires land use and environmental permits and other construction and operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona and Saudi Arabia manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, hazardous materials, construction and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to construct or operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air, the Lucid Gravity and our Midsize platform, which could harm our business and prospects.”
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
Our operations are also subject to international, federal, state, and local workplace safety laws and regulations, including, but not limited to, the Occupational Safety and Health Act and the rules promulgated by the Occupational Safety and Health Administration, which require compliance with various workplace safety requirements. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations. The costs required to comply with workplace safety laws can be significant, and non-compliance could adversely affect our production or other operations, including with respect to the production of our vehicles, which could have a material adverse effect on our business, prospects and results of operations.

ADAS technology is subject to uncertain and evolving regulations.
We expect to introduce certain ADAS technologies into our vehicles over time. ADAS technology is subject to regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which is beyond our control. There is a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that assume a human driver will be controlling the vehicle at all times. Currently, there are no federal U.S. regulations in effect pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines and recently proposed a regulation for self-driving vehicles. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Both the U.S. and Europe have proposed new rules for ADAS technologies that are expected to come into effect in future years. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the United States and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations or may delay products or restrict self-driving features and availability, which could adversely affect our business. Our vehicles may not achieve compliance with the regulatory requirements in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our ADAS hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.
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
The U.S. government has adopted an evolving approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed, or proposed to impose, tariffs on certain foreign goods, including steel, certain vehicle parts and software, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which could make it costlier for us to export our vehicles to those countries. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our exported vehicles decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed or imposed by the current administration of the United States and its trading partners, and additional trade restrictions could be implemented on a broad range of products or raw materials. The current U.S. presidential administration has also issued an executive order to review U.S. trade policies, practices, and agreements to address trade deficits and other economic security matters, including assessing whether the imposition of new or increased tariffs or other measures is required. The resulting environment of retaliatory trade or other practices could harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and financial condition. Threat of tariffs and trade war among the United States, Canada, Mexico, China, the EU and other countries could impede the transition to electric vehicles, disrupt global supply chains, and delay the implementation of economic competitiveness policies.
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

If any of our customers or indemnitees are alleged to have infringed, misappropriated or otherwise violated any third-party intellectual property, we would in general be required to defend or settle the litigation on their behalf. In addition, if we are unable to obtain licenses or modify our products or technologies to make them non-infringing, we may have to refund a portion of license fees paid to us and terminate those agreements, which could further exhaust our resources. In addition, we may pay substantial settlement amounts or royalties on future product sales to resolve claims or litigation, whether or not legitimately or successfully asserted against us. Even if we were to prevail in the actual or potential claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention and resources of our management and key employees from our business operations. Such disputes, with or without merit, could also cause potential customers to refrain from purchasing our products or otherwise cause us reputational harm and negative publicity.
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
We have funded our operations since inception primarily through equity and debt financings. For example, we issued $2.0 billion of 1.25% convertible senior notes due 2026 in December 2021 (the “2026 Notes”), entered into a credit agreement that provides for a $1.0 billion senior secured asset-based revolving credit facility in June 2022 (the “ABL Credit Facility”), completed an “at-the-market” equity offering program for aggregate net proceeds of $594.3 million after deducting commissions and other issuance costs and consummated a private placement of common stock to Ayar for aggregate proceeds of $915.0 million in December 2022. In addition, we have, through our subsidiary, entered into a loan agreement with the Saudi Industrial Development Fund for an aggregate principal amount of up to SAR 5.19 billion in February 2022 (the “SIDF Loan Agreement”), entered into a revolving credit facility agreement with Gulf International Bank for an aggregate principal amount of SAR 1.0 billion in April 2022, which was amended in March 2023 (as amended, the “2023 Amended GIB Facility Agreement”), and also entered into $750 million unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) in August 2024. In June 2023, we completed an underwritten public offering of common stock for aggregate net proceeds of $1.2 billion and consummated a private placement to Ayar for aggregate net proceeds of $1.8 billion, after deducting issuance costs. We also consummated private placements of Redeemable Convertible Preferred Stock to Ayar for aggregate net proceeds of $997.6 million after deducting issuance cost in March 2024 and aggregate net proceeds of $749.4 million after deducting issuance costs in August 2024. In addition, in October 2024, we completed an underwritten public offering of common stock for aggregate net proceeds of $718.4 million after deducting issuance costs and consummated a private placement to Ayar for aggregate net proceeds of approximately $1.0 billion after deducting issuance costs. We anticipate that we will continue to need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to certain employees through “net settlement,” i.e., by remitting the Company’s cash to satisfy the tax withholding obligation and simultaneously withholding a number of the vested shares on each vesting date with a value equal to that remitted cash. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. For example, we have entered into amended agreements with Panasonic Energy Co., Ltd. and certain of its affiliates. As of December 31, 2024, pursuant to the terms of the amended agreements, we have remaining minimum purchase commitments of an aggregate of approximately $2.7 billion of lithium-ion battery cells using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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
In June 2023, we entered into an agreement (the “Implementation Agreement”) with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”) under which we and Aston Martin have established a long-term strategic technology arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). See Item 1 “Business” and Note 16 “Related Party Transactions” to the consolidated financial statements included elsewhere in this Annual Report for more information.
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
In accordance with ASU 2020-06, we accounted for the issuance of the 2026 Notes as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2026 Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2026 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2026 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2026 Notes, which will result in a higher reported loss.
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
In December 2021, we issued $2.0 billion principal amount of 2026 Notes and have entered into several credit facilities in 2022. See Note 6 “Debt” to the consolidated financial statements included elsewhere in this Annual Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness from time-to-time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, our obligations under the Redeemable Convertible Preferred Stock and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or preferred stock or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any current or future indebtedness or preferred stock will depend on the capital markets and our financial condition at such time. Our obligations to the holders of our Redeemable Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
In addition, under the SIDF Loan Agreement, the 2023 Amended GIB Facility Agreement, the ABL Credit Facility, and the DDTL Credit Facility, we are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on our ability to, among other things, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of assets (including dispositions of material intellectual property), consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions, consummate mergers and other fundamental changes, enter in to restrictive agreements or modify their organizational documents. Any debt financing secured by us in the future could also involve such covenants as well as additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our indebtedness immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
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
We and our subsidiaries have incurred and may need to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The ABL Credit Facility and Certificate of Designations imposes certain restrictions on our ability to incur additional debt, but we are not restricted under the terms of the indenture governing our 2026 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of such indenture governing our 2026 Notes that could have the effect of diminishing our ability to make payments on our 2026 Notes when due.
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
We may be unable to draw down the full amounts available under the ABL Credit Facility, the SIDF Loan Agreement, the 2023 Amended GIB Facility Agreement or the DDTL Credit Facility.
The ABL Credit Facility has an initial aggregate principal commitment amount of up to $1.0 billion. However, availability of the committed amounts under the ABL Credit Facility is subject to the value of the eligible borrowing base and certain debt compliance covenants in the Certificate of Designations. We are currently able to draw down only a portion of the full amount available under the ABL Credit Facility. In addition, there is no guarantee that we will have sufficient eligible borrowing base in the future to be able to draw down the full amount available under the ABL Credit Facility. In addition, amounts committed under the SIDF Loan Agreement and the 2023 Amended GIB Facility Agreement are only available for certain specific purposes and subject to conditions on drawdowns. The DDTL Credit Facility provides for a $750.0 million delayed draw term loan credit facility subject to drawdown conditions, including the requirement that there is no availability under the ABL Credit Facility. Any inability to draw down the full amounts committed under these facilities, should the need arise, may have an adverse effect on our cash flows and liquidity.
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
Our period-to-period financial results may vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles (which could also reduce sales of our existing vehicles), increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period-to-period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new incentives or product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of our current and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles in all of our markets, including price adjustments and/or incentives; changes in interest rates; impairment of long-lived assets; macroeconomic conditions; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; investment in expansion to new markets; or increase in our sales, service and marketing activities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of December 31, 2024, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of December 31, 2024, we have foreign net operating loss carryforwards, the majority of which will begin to expire in 2043. As of December 31, 2024, we maintain a full valuation allowance for our U.S. and the majority of our non-U.S. net deferred tax assets.
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
As of December 31, 2024, the PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the eight directors to our Board.
In addition, for so long as Ayar holds the Redeemable Convertible Preferred Stock and as result of the consent and voting rights of the Redeemable Convertible Preferred Stock, coupled with the voting rights associated with Ayar’s existing ownership of common stock in the Company, Ayar has significant power to influence the outcome over any matter submitted for the vote of the holders of our common stock and to influence certain matters affecting our governance and capitalization. This concentration of ownership and voting power allows Ayar to control over certain decisions, in particular with regards to governance and capitalization matters, including matters requiring approval by our stockholders (such as, subject to the Investor Rights Agreement, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests.
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
The PIF and Ayar beneficially own a significant equity interest in us and may take actions that conflict with other stockholders’ interests.
The interests of the PIF and Ayar may not align with our interests and the interests of our other stockholders or securityholders. The PIF and Ayar are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The PIF and Ayar and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
At Lucid, cybersecurity risk management is an integral part of our overall enterprise risk management program. We have made significant investments in people, processes, and technology to protect Lucid’s connected vehicles, services, confidential business information, and employee and consumer personal data. We have implemented multiple and varied processes and technologies for the avoidance, identification, assessment, mitigation, and remediation of risks from cybersecurity threats and incidents designated to protect against the cybersecurity risk landscape. We regularly assess and enhance our protection, detection, response, and recovery capabilities and engage with the cybersecurity communities including Auto-ISAC, third-party cybersecurity and compliance partners, internal stakeholders, and organizations leading best practices, to support our goals and objectives. Our cybersecurity risk management program integrates multiple teams across the organization, including our IT, digital and physical product, infrastructure, and legal teams, with leadership and oversight by executive management, the Audit Committee of the Board of Directors (“Audit Committee”), and the Board of Directors (“Board”).
To date, Lucid is not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Lucid, including our business strategy, results of operations or financial condition. See Item 1A. “Risk Factors” of this Annual Report for further information about our cybersecurity risk.
Governance
Board and Committee Oversight
Our Board has oversight responsibility for our overall enterprise risk management and delegates cybersecurity risk management oversight to the Audit Committee. The Audit Committee oversees Lucid’s policies and practices with respect to risk assessment and risk management, including discussing with management (i) Lucid’s major financial, cybersecurity, privacy and other information technology risk exposures; (ii) the steps that have been taken to monitor and control such exposures; and (iii) any material cybersecurity threats or incidents. The Audit Committee and the Board receive regular reporting from Lucid’s management, including the leadership of our enterprise IT security and product cybersecurity departments (“Cybersecurity Leaders”) on the status of our cybersecurity program and ad hoc reporting on material cybersecurity threats and incidents.
Management’s Role
At the management level, our Information Security Steering Committee (“ISSC”), with oversight by our VP of IT and General Counsel, is responsible for leading our cybersecurity risk management program and enterprise cybersecurity matters. Under the ISSC, we have various cybersecurity working committees, led by our Cybersecurity Leaders, which are primarily responsible for operational review of cybersecurity threats and incidents as part of our incident response process. Cybersecurity Leaders receive reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents. For potentially material cybersecurity threats and incidents, we escalate these to the ISSC, which, with additional oversight and support from our interim CEO, would raise such threats and incidents to our Audit Committee Chair and, as appropriate, to our Board as they arise. If the cybersecurity incident is determined to be material, disclosure would be filed with the SEC within four business days of determination.
Our Cybersecurity Leaders and the dedicated personnel on their teams have industry-recognized certifications such as Certified Information Security Manager, Certified Information Systems Security Professional, and Boardroom qualified Technology Expert, and experienced information systems security professionals and information security managers with many years of technical cybersecurity management experience.
Management of Cybersecurity Risk
Our Cybersecurity Risk Management Processes
Our cybersecurity risk management program provides a framework for handling cybersecurity threats and incidents by identifying and escalating risks, issues, and key decisions to management, the Audit Committee, and our Board. We designed our program to protect our products and services, confidential business information (including intellectual property), and employee and consumer data and includes steps for detecting and monitoring cybersecurity threats and incidents, assessing the severity of such threats or incidents, identifying the source of such threats or incidents, including whether such threats or incidents are associated with a third-party vendor or service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management, the Audit Committee, and our Board of potentially material cybersecurity threats and incidents. In addition, our cybersecurity team provides cybersecurity training to employees during the onboarding process and on a periodic basis thereafter, with specialized training and tabletop exercises for our core incident response teams and executive management on at least an annual basis.

Under the oversight of the ISSC, our cybersecurity risk management program is implemented day-to-day by our cybersecurity team, who identifies, considers, and assesses risks from cybersecurity threats and incidents on a regular basis; establishes processes to monitor such cybersecurity risks; provides mitigation and remediation measures; engages in policy review and development; provides product support and deployment; and maintains our cybersecurity program. Our cybersecurity team also implements data loss prevention tools and capabilities, customer security measures, incident response measures, and processes for management of third-party vendors and service providers. Our cybersecurity incident response is driven by our Lucid Data and Security Incident Response Plan. Based upon the severity assessment and ranking, incidents are handled by the relevant teams for technical, operational, and legal risk management.
In addition, Lucid has implemented processes to integrate our cybersecurity risk management processes into our overall enterprise risk management system including within our greater product management, personnel management, and third-party vendor and service provider management processes.
Third-Party Auditors and Consultants in Cybersecurity Risk Management
Our cybersecurity team also periodically engages third-party cybersecurity experts for risk assessment and system enhancements. We utilize third-party auditors and assessors in connection with our cybersecurity risk management program to identify gaps and develop policies, procedures, and strategies designed to improve the cybersecurity program. We also use third-party consultants to obtain and will use them to maintain relevant organizational cybersecurity certifications, including UN Regulation 155 Vehicle Cybersecurity Approval. As a general matter, we have from time-to-time utilized third-party cybersecurity consultants on an ad hoc basis in specific instances, including (i) to address potential cybersecurity threats and incidents, (ii) to conduct cybersecurity assessments and penetration testing on high-value systems and applications; and (iii) to develop internal capabilities to improve our cybersecurity defense.
Cybersecurity Risk Management of Third-Party Vendors and Service Providers
We have also implemented risk management practices designed to minimize cybersecurity risks that arise from utilizing third-party vendors and service providers that receive or have access to Lucid confidential information or personal data. In order to oversee and identify such risks, we have implemented the following processes: (i) a third-party security risk management program designed to assess security risk of new third-party vendors or service providers and develop countermeasures to manage unacceptable risks; (ii) provisions in our third-party vendors and service provider contracts with added security requirements; (iii) training procurement teams on management of third-party vendor and service providers; (iv) role-based access controls for third-party personnel; and (v) data transfer mechanisms for the sharing of data with third parties. While we are in the process of increasing the resiliency of these capabilities across the board, our control over and ability to monitor the security posture of third-party vendors and service providers remains limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. In addition, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.
Item 2. Properties.
We are headquartered in Newark, California. Our principal facilities include properties in North America, Europe and the Middle East, which are primarily for manufacturing, assembly, warehousing, engineering, retail and service, and administrative activities. We have opened 57 studios and service centers (excluding temporary and satellite service centers) under leases: 42 in North America, eleven in Europe and four in the Middle East. Our current manufacturing facilities are in Casa Grande, Arizona and Saudi Arabia. We currently lease or own the land on which our material properties are situated, and the leased properties are subject to various lease arrangements with third-party entities.
Excluding our growing portfolio of retail and service locations, a list of certain of our principal facilities are outlined below:

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
Item 3. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 12 “Commitments and Contingencies” in the notes to the consolidated financial statements in Item 8 of Part II of this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Stock Market LLC under the ticker symbol “LCID.”
Holders of Record
As of January 31, 2025, there were 246 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held through banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, the terms of any indebtedness and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. In addition, the Board is not currently considering and does not anticipate declaring any stock dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans

For a description of securities authorized under our equity compensation plans, see Note 10 “Stock-based awards” to the consolidated financial statements included elsewhere in this Annual Report for more information.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
At-the-Market Offering and Underwritten Public Offerings
On November 8, 2022, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which we could offer and sell shares of our common stock having an aggregate offering price up to $600.0 million (the “At-the-Market Offering”). During the year ended December 31, 2022, we issued 56,203,334 shares at a weighted average price per share of $10.68, and received net proceeds of $594.3 million after deducting commissions and other issuance costs of $5.7 million. No shares remain available for sale under the Equity Distribution Agreement.
On May 31, 2023, we entered into an underwriting agreement (the “2023 Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase 173,544,948 shares of our common stock at a price per share of $6.83, for aggregate net proceeds of $1.2 billion. In June 2023, we issued the shares to the Underwriter pursuant to the 2023 Underwriting Agreement and received aggregate net proceeds of $1.2 billion after deducting issuance costs of $1.1 million.
On October 16, 2024, we entered into an underwriting agreement (the “2024 Underwriting Agreement”) with the Underwriter, under which the Underwriter agreed to purchase 262,446,931 shares of our common stock. We also granted the Underwriter a 30-day option to purchase up to 39,367,040 additional shares of our common stock (the “Overallotment Option”). On October 17, 2024, the Underwriter exercised the Overallotment Option to purchase an additional 15,037,594 shares. On October 18, 2024, we completed the public offering pursuant to the 2024 Underwriting Agreement, at a price per share of $2.59, for aggregate net proceeds of $718.4 million after deducting issuance costs of $0.6 million.
The shares issued under the Equity Distribution Agreement and the 2023 Underwriting Agreement were sold pursuant to a shelf registration statement on Form S-3 (File No. 333-267147) which became effective on September 2, 2022, and prospectus supplements filed with the SEC on November 8, 2022 and June 2, 2023.
The shares issued under the 2024 Underwriting Agreement were sold pursuant to an automatic shelf registration statement on Form S-3 (File No. 333-282677) which became effective upon filing on October 16, 2024, and prospectus supplements filed with the SEC on October 18, 2024.

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
On October 16, 2024, we entered into a subscription agreement (the “2024 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from us 374,717,927 shares of our common stock. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase an additional 21,470,459 shares of our common stock. On October 31, 2024, we consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement, at a price per share of $2.59, for aggregate net proceeds of $1,025.7 million after deducting issuance costs of $0.8 million.
Common stock acquired by Ayar under the 2022 Subscription Agreement, the 2023 Subscription Agreement, and the 2024 Subscription Agreement is subject to the Investor Rights Agreement, dated February 22, 2021 (as amended from time-to-time, the “Investor Rights Agreement”), which governs the registration for resale of such common stock.
The shares issued under the 2022 Subscription Agreement, the 2023 Subscription Agreement, and the 2024 Subscription Agreement were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act.
Redeemable Convertible Preferred Stock
In March 2024, we entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from us 100,000 shares of our Series A convertible preferred stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”) in a private placement for an aggregate gross purchase price of $1.0 billion. Subsequently, in March 2024, we issued 100,000 shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million, after deducting issuance cost of $2.4 million.

In August 2024, we entered into a subscription agreement (the “Series B Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from us 75,000 shares of our Series B convertible preferred stock, par value $0.0001 per share (the “Series B Redeemable Convertible Preferred Stock”) in a private placement, for an aggregate gross purchase price of $750.0 million. Subsequently, in August 2024, we issued 75,000 shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million, after deducting issuance cost of $0.6 million.
The common stock issuable upon conversion under the Series A Subscription Agreement and the Series B Subscription Agreement is subject to the Investor Rights Agreement, which governs the registration for resale of such common stock.
The shares issued under the Series A subscription Agreement and Series B Subscription Agreement were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison, from September 18, 2020 through December 31, 2024, of the cumulative total return on our common stock, The NASDAQ Composite Index and the 20 largest public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on September 18, 2020 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Comparative Total Return Analysis

LCID vs. Nasdaq Composite vs. SIC 3711 (20-Largest as of 12/31/24)

$600
$500
$400
$300
$200
$100
$-
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
LCID
NASDAQ
SIC 3711

Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Lucid management believes is relevant to an assessment and understanding of Lucid’s consolidated results of operations and financial condition as of December 31, 2024 and for the fiscal year ended December 31, 2024. The discussion should be read together with our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K (this “Annual Report”). For discussion related to our financial condition as of December 31, 2023, results of operations for the fiscal year ended December 31, 2023 and year-to-year comparison between the years ended December 31, 2023 and 2022, refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 27, 2024 with the U.S. Securities and Exchange Commission (the “SEC”). This discussion may contain forward-looking statements based upon Lucid’s current expectations, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Overview
We are a technology company with a mission to advance the state-of-the-art of EV technology for the benefits of all. We are setting new standards with the world’s most advanced EVs, the award-winning Lucid Air and all-new Lucid Gravity. Our focus on in-house hardware and software innovation, vertical integration, and a “clean sheet” approach to engineering and design led to the development of the award-winning Lucid Air and Lucid Gravity.
We sell vehicles directly to consumers through our retail sales network and through direct online sales, including utilizing Lucid Financial Services. We believe that owning and operating our sales network provides an opportunity to closely manage the customer experience, gather direct customer feedback, and ensure that customer interactions are tailored to our customers’ needs. We own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house service capabilities, we established and continue to grow an approved list of specially trained collision repair shops which also serve in some cases as repair hubs for our mobile service offerings.
We began delivering the Lucid Air to customers in October 2021. We have leveraged and expanded the technological advancements from the Lucid Air to the Lucid Gravity, which offers an unprecedented combination of performance, interior space, and efficiency, and started commercial production in December 2024. Beyond the Lucid Air and the Lucid Gravity, we plan to expand our vehicle lineup with the upcoming Midsize platform, which is scheduled for start of production in late 2026.
Recent Developments
2024 Underwriting Agreement
On October 16, 2024, we entered into an underwriting agreement (the “2024 Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase 262,446,931 shares of our common stock. We also granted the Underwriter an Overallotment Option to purchase additional shares of our common stock (the “Overallotment Option”). On October 17, 2024, the Underwriter exercised the Overallotment Option to purchase an additional 15,037,594 shares. On October 18, 2024, we completed the public offering pursuant to the 2024 Underwriting Agreement, at a price per share of $2.59, for aggregate net proceeds of $718.4 million after deducting issuance costs of $0.6 million.
2024 Subscription Agreement
On October 16, 2024, we also entered into a subscription agreement (the “2024 Subscription Agreement”) with Ayar Third Investment Company, our controlling stockholder (“Ayar”), pursuant to which Ayar agreed to purchase from us 374,717,927 shares of our common stock in a private placement. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase an additional 21,470,459 shares of our common stock. On October 31, 2024, we consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement, at a price per share of $2.59, for aggregate net proceeds of $1,025.7 million after deducting issuance costs of $0.8 million.
Potential Impact of an Economic Downturn on our Business
A global economic recession or other economic downturn, whether due to inflation, global conflicts or other geopolitical events, public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Due to our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, an economic recession or other economic downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. See “Risk Factors” in Item 1A of Part I of this Annual Report for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”

Key Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report.
Design and Technology Leadership
We believe that we are positioned to be a leader in the electric vehicle market by unlocking the potential for advanced, high-performance, and long-range electric vehicles to co-exist. We design the Lucid Air and the Lucid Gravity with race-proven battery and powertrain technologies, offering robust performance together with a sleek exterior design and expansive interior space due to our miniaturized key drivetrain components. The Lucid Gravity is a groundbreaking new class of SUV, conceived from the ground up. Enabled by our revolutionary technology, the Lucid Gravity provides the interior space and practicality of a full-size SUV within the exterior footprint of a mid-size SUV. As a result, it provides a sophisticated space for up to seven adults, game-changing versatility, and an unparalleled driving experience.
The Lucid Air and the Lucid Gravity are true software-defined vehicles, designed to improve over time, with OTA software updates and key hardware already in place in the vehicle. This holistic systems approach to the integration of hardware and software is what allows us to provide these value-add updates and is what sets us apart in the automotive industry.
The Lucid Gravity is designed to share components with the Lucid Air where possible, and we continue to evaluate opportunities to apply components developed for the Lucid Gravity to the Lucid Air, further expanding the number of common parts while also enhancing the customer experience in the Lucid Air. We anticipate that all of these measures will enable efficiency in design, engineering, and capital expenditure deployment for the Lucid Gravity. We anticipate continued consumer demand for the Lucid Air based on its luxurious design, high-performance technology, sustainability leadership, and the growing acceptance of and demand for electric vehicles as substitutes for gasoline-fueled vehicles. We also expect that these attributes will drive customer demand for the Lucid Gravity, and our future models, including our Midsize platform.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sale of the Lucid Air, the Lucid Gravity, and other electric vehicles that we may offer over the coming decade, including to open additional studios, expand our sales force, grow marketing and brand awareness, and establish a robust service center operation. As of December 31, 2024, we have opened 57 studios and service centers (excluding temporary and satellite service centers): 37 in the United States (12 in California, four in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, Texas, Virginia and Washington, and one in each of Colorado, Georgia, Michigan, New Jersey and Pennsylvania), five in Canada, seven in Germany, two in Switzerland, one in Netherlands, one in Norway, three in Saudi Arabia, and one in the United Arab Emirates. We also plan to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to delivering and servicing the Lucid electric vehicles we manufacture and sell.
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
Technology Innovation
We develop in-house battery and powertrain technology, which requires significant capital investment in research and development. The electric vehicle market is highly competitive, including both established automotive manufacturers and new entrants. To establish market position and attract customers, we plan to continue making substantial investments in research and development for the commercialization and continued enhancements of the Lucid Air and the Lucid Gravity, the development of our Midsize platform, as well as future generations of our electric vehicles and other products.

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$807,832	$595,271	$212,561	36%
We recognize revenue from vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits. We generate regulatory credits revenue from the sale of tradable credits we earn under various regulations. This include credits related to zero emission vehicles and greenhouse gas, and the Corporate Average Fuel Economy (“CAFE”) credits.
Revenue increased by $212.6 million, or 36%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily driven by an increase of 4,240 in deliveries of the Lucid Air vehicles and an increase of $29.1 million of regulatory credit sales, partially offset by a lower average selling price of vehicles for the year ended December 31, 2024, as compared to the year ended December 31, 2023.
Cost of Revenue and Gross Profit (Loss)
The following table presents our cost of revenue for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Cost of revenue	$1,730,943	$1,936,066	$(205,123)	(11)%

Gross profit (loss)	$(923,111)	$(1,340,795)	$417,684	(31)%
Cost of vehicle sales includes direct parts, materials, shipping and handling costs, allocable overhead costs such as depreciation of manufacturing related equipment and facilities, information technology costs, personnel costs, including wages and stock-based compensation, estimated warranty costs, charges to reduce inventories to their net realizable value, charges for any excess or obsolete inventories, and losses from firm purchase commitments. Cost of vehicle sales also includes depreciation of operating lease vehicles. Manufacturing credits earned are recorded as a reduction to cost of vehicle sales.
Cost of other revenue includes direct parts, material and labor costs, manufacturing overhead, including depreciation of tooling costs, shipping and logistic costs. Cost of other revenue also includes costs associated with providing non-warranty after-sales services and costs for retail merchandise.
Cost of revenue decreased by $205.1 million, or 11%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the decreases in inventory write-downs including losses from firm purchase commitments, and lower material and other cost, partially offset by higher deliveries of the Lucid Air vehicles. We expect our cost per vehicle to improve in fiscal year 2025 as compared to fiscal year 2024 while ramping up production volumes. In the near term, we expect our production volume of vehicles to continue to be less than our manufacturing capacity.
We recorded write-downs of $617.4 million and $926.9 million for the years ended December 31, 2024 and 2023, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The decrease in the inventory write-downs and losses from firm purchase commitments and reduction of inventory obsolescence was primarily due to improvement of cost per unit and lower inventory balance for the year ended December 31, 2024. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. For the year ended December 31, 2024 and 2023, the impact of the IRA on our results of operations was not material. We will continue to evaluate the expected future impact of the IRA on our business and financial statements upon the issuance of additional regulatory guidance.

Gross profit losses decreased by $417.7 million, or 31% for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily driven by improvement in costs, decrease in inventory write-downs and losses from firm purchase commitments, partially offset by a lower average selling price of vehicles.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Research and development	$1,176,453	$937,012	$239,441	26%
Selling, general and administrative	900,952	797,235	103,717	13%
Restructuring charges	20,304	24,546	(4,242)	(17)%
Total operating expenses	$2,097,709	$1,758,793	$338,916	19%

Research and Development
Our research and development efforts have primarily focused on the development of our battery and powertrain technology, the Lucid Air, the Lucid Gravity, and future generations of our electric vehicles, including our Midsize platform. Research and development expenses primarily consist of materials, supplies and personnel-related expenses for employees involved in the engineering, designing, and testing of electric vehicles. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. In addition, research and development expenses include prototype material, engineering, design and testing services, and allocated facilities costs, such as office and rent expense and depreciation expense.

Research and development expense increased by $239.4 million, or 26%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily attributable to higher personnel-related expenses of $198.5 million ($164.0 million increase due to our growth in headcount and $34.5 million higher stock-based compensation expenses) and an increase of $54.3 million for prototype material, engineering, design and testing services primarily related to Lucid Gravity, partially offset by lower utilization of contractors and professional fees of $26.5 million.
Selling, General, and Administrative
Selling, general, and administrative expenses primarily consist of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, facilities and real estate, accounting, finance, tax, and information technology. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Selling, general, and administrative expenses also include allocated facilities costs, such as office, rent and depreciation expenses, professional services fees, sales and marketing expenses and other general corporate expenses. As we continue to grow as a company, build out our sales force, and commercialize the Lucid Air and Lucid Gravity, and future generations of our electric vehicles, including the development of our Midsize platform, we expect that our selling, general and administrative costs will increase.

Selling, general, and administrative expense increased by $103.7 million, or 13%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily attributable to higher personnel-related expenses of $82.6 million ($89.2 million increase due to our growth in headcount, partially offset by $6.6 million lower stock-based compensation expense), an increase in sales and marketing expenses of $19.9 million, and an increase of $14.6 million in allocated facilities costs, partially offset by a decrease of $12.6 million in other general corporate expenses.
Restructuring Charges
On May 24, 2024, we announced a restructuring plan (the “2024 Restructuring Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We substantially completed the 2024 Restructuring Plan in 2024.
During the year ended December 31, 2024, we recorded restructuring charges of $20.3 million related to the 2024 Restructuring Plan within restructuring charges in the consolidated statements of operations and comprehensive loss. The restructuring charges were primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.

On March 28, 2023, we announced a restructuring plan (the “2023 Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We completed the 2023 Restructuring Plan during the first quarter of 2024. During the year ended December 31, 2023, we recorded restructuring charges of $24.5 million. The restructuring charges were primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$34,150	$86,926	$(52,776)	(61)%
Change in fair value of equity securities of a related party	(43,057)	5,999	(49,056)	*nm
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	155,350	—	155,350	*nm
Interest income	213,026	204,274	8,752	4%
Interest expense	(32,923)	(24,915)	(8,008)	32%
Other income (expense), net	(18,469)	(90)	(18,379)	*nm
Total other income, net	$308,077	$272,194	$35,883	13%
*nm - not meaningful
Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the privately placed common stock warrants (the “Private Placement Warrants”) to purchase shares of our common stock that were effectively issued upon the closing in connection with the merger. Our common stock warrant liability is subject to remeasurement to fair value at each reporting period.
The Private Placement Warrants remained unexercised as of December 31, 2024. The liability was remeasured to fair value, resulting in gains of $34.2 million and $86.9 million for the years ended December 31, 2024 and 2023, respectively, and was classified within change in fair value of common stock warrant liability in the consolidated statements of operations and comprehensive loss. See Note 7 “Common Stock Warrant Liability” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance). The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were initially measured at a fair value of $73.2 million and were remeasured to a fair value of $37.8 million and $81.5 million as of December 31, 2024 and 2023, respectively. The change in fair value resulted in an unrealized loss of $43.1 million and an unrealized gain of $6.0 million for the years ended December 31, 2024 and 2023, respectively, and was classified within change in fair value of equity securities of a related party in the consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 16 “Related Party Transactions” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Change in Fair Value of Derivative Liabilities Associated with Redeemable Convertible Preferred Stock (Related Party)
In March 2024, we entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar. Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from us 100,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”) for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, we issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million after deducting issuance costs of $2.4 million.
In August 2024, we entered into the Series B Subscription Agreement with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from us 75,000 shares of our Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, we issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million after deducting issuance costs of $0.6 million.

We concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock (the “Redeemable Convertible Preferred Stock”) between (i) the host contracts which are accounted for within mezzanine equity, and (ii) the bifurcated derivative liabilities related to the conversion features. The bifurcated derivatives are remeasured to fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations and comprehensive loss.
The derivative liabilities of the Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock were initially measured at fair values of $497.1 million and $297.7 million, respectively. The derivative liabilities of the Redeemable Convertible Preferred Stock were remeasured to a fair value of $639.4 million as of December 31, 2024. We recognized a gain of $88.3 million related to the Series A Redeemable Convertible Preferred Stock for the year ended December 31, 2024, primarily driven by the decreases in term to maturity and credit spread, partially offset by an increase in our stock price. We also recognized a gain of $67.1 million related to the Series B Redeemable Convertible Preferred Stock for the year ended December 31, 2024, primarily driven by decreases in term to maturity, credit spread, and our stock price. We recognized the combined gains of $155.4 million related to the Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock for the year ended December 31, 2024 within change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the consolidated statements of operations and comprehensive loss. See Note 8 “Redeemable Convertible Preferred Stock” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Interest Income
Interest income increased by $8.8 million, or 4%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to higher interest rates from cash on hand and our investments of available for sale securities.
Interest Expense
Interest expense primarily consists of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, commitment fees and amortization of deferred issuance costs from the five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) and the $750.0 million five-year unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”), interest on committed SAR 1.0 billion (approximately $266.1 million) revolving credit facility (the “2023 GIB Credit Facility” and on our finance leases, and capitalized interest on construction in progress related to significant capital asset construction.
Interest expense increased by $8.0 million, or 32%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to higher interest expense of $4.3 million from the 2023 GIB credit facility resulting from higher average borrowings and commitment fees related to the DDTL Credit Facility, and a decrease of $2.7 million in interest capitalized on construction in progress related to significant capital asset construction during the year ended December 31, 2024, as compared to the year ended December 31, 2023.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses and changes in residual value guarantee reserve. Our foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other income (expense), net changed by $18.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to changes in foreign exchange rates and residual value guarantee reserve.
Provision for Income Taxes
The following table presents our provision for income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Provision for income taxes	$1,199	$1,026	$173	17%

Our provision for income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024, we had $5,043.2 million of cash, cash equivalents and investments and $37.8 million of investment in equity securities of a related party. We also had $750.0 million, $163.8 million, and $139.2 million of unused available credit amounts from the DDTL Credit Facility, the ABL Credit Facility, and the 2023 GIB Credit Facility, respectively, as of December 31, 2024. Our existing sources of liquidity include cash, cash equivalents, investments, and credit facilities. We funded operations primarily with issuances of common stock, convertible preferred stock and convertible notes.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity for at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) further construction of AMP-1 phase 2 in Casa Grande, Arizona, (iv) construction of the CBU portion of AMP-2 in Saudi Arabia, (v) vendor tooling, (vi) expansion of retail studios and service centers, and (vii) other initiatives related to the sale of vehicles and/or technology.
We anticipate our cumulative spending on capital expenditures to be approximately $1.4 billion for the fiscal year 2025 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect to continue to receive financing and support for certain capital expenditures in connection with AMP-2 construction and purchases of machinery, tooling, and equipment. Refer to Note 6 “Debt” and Note 16 “Related Party Transactions” to the consolidated financial statements included elsewhere in this Annual Report for more information. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global technology automotive company targeting volumes in line with Lucid’s aspirations.
As of December 31, 2024, our total minimum lease payments are $472.7 million, of which $71.3 million is due in fiscal year 2025. We also have non-cancellable long-term commitments of approximately $2.7 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 11 “Leases” and Note 12 “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report for more information.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may elect at any time to convert their Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of December 31, 2024 and 2023, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
International Manufacturing Expansion
On February 27, 2022, we announced the selection of King Abdullah Economic City (“KAEC”) in Saudi Arabia as the location of our first international manufacturing plant and signed related agreements with the Ministry of Investment of Saudi Arabia, the Saudi Industrial Development Fund, and the Economic City at KAEC. We started the AMP-2 operations with re-assembly of the Lucid Air vehicle “kits” pre-manufactured in the U.S. and, over time, will commence production of complete vehicles.

Saudi Industrial Development Fund (“SIDF”) Loan Agreement
On February 27, 2022, Lucid LLC, a limited liability company established in Saudi Arabia and our subsidiary (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with SIDF, a related party of the Public Investment Fund (“PIF”), which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.1 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to us or any of our other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.4 million) to SAR 1.77 billion (approximately $471.1 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of December 31, 2024 and 2023, no amount was outstanding under the SIDF Loan Agreement.
Ministry of Investment of Saudi Arabia (“MISA”) Agreements
In February 2022, Lucid LLC entered into agreements with MISA, a related party of the PIF, which is an affiliate of Ayar, pursuant to which MISA has agreed to provide economic support for certain capital expenditures in connection with Lucid LLC’s on-going design and construction of AMP-2. The support by MISA is subject to Lucid LLC’s completion of certain milestones related to the construction and operation of AMP-2. Following the commencement of construction, if operations at the plant do not commence within 30 months, or if the agreed scope of operations is not attained within 55 months, MISA may suspend availability of subsequent support.
Pursuant to the agreements, MISA has the right to require Lucid LLC to transfer the ownership of AMP-2 to MISA, at the fair market value thereof, reduced by an amortized value of the support provided in the event of customary events of default including abandonment or material and chronically low utilization of AMP-2. Alternatively, Lucid LLC is entitled to avoid the transfer of the ownership of AMP-2 by electing to pay such amortized value. The agreements will terminate on the fifteenth anniversary of the commencement of CBU operations at AMP-2 at the latest.
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
During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, we recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is a related party of the PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million). SAR 650 million (approximately $173.0 million) under the GIB Facility Agreement was available as bridge financing (the “Bridge Facility”) of Lucid LLC’s capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.1 million) might be used for general corporate purposes (the “Working Capital Facility”). Loans under the Bridge Facility and the Working Capital Facility had a maturity of no more than 12 months. The Bridge Facility incurred interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility incurred interest at a rate of 1.70% per annum over 1~3-month SAIBOR and associated fees.

On March 12, 2023, Lucid LLC entered into an amendment of the GIB Facility Agreement (together with the GIB Facility Agreement, the “2023 Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1.0 billion (approximately $266.1 million) revolving credit facility (the “2023 GIB Credit Facility”) which may be used for general corporate purposes. Loans under the 2023 Amended GIB Credit Facility Agreement have a maturity of no more than 12 months and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees.
We are required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the 2023 GIB Credit Facility. Commitments under the 2023 Amended GIB Facility Agreement will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2023 Amended GIB Facility Agreement. The 2023 Amended GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of December 31, 2024 and 2023, we had outstanding borrowings of SAR 475 million (approximately $126.4 million) and SAR 272 million (approximately $72.5 million), respectively. The weighted average interest rate on the outstanding borrowings was 7.04% and 7.49% as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, availability under the 2023 GIB Credit Facility was SAR 523 million (approximately $139.2 million) and SAR 727 million (approximately $193.9 million), respectively, after giving effect to the outstanding letters of credit. The outstanding borrowings were recorded within other current liabilities in the consolidated balance sheets. As of December 31, 2024 and 2023, we were in compliance with applicable covenants under the 2023 Amended GIB Facility Agreement.
On February 24, 2025, Lucid LLC entered into an agreement to renew the 2023 GIB Credit Facility (the “2025 GIB Credit Facility”) maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.7 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. See Note 18 “Subsequent Event” to the consolidated financial statements included elsewhere in this Annual Report for more information.
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
The ABL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of December 31, 2024 and 2023, we were in compliance with applicable covenants under the ABL Credit Facility.
As of December 31, 2024 and 2023, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $56.9 million and $45.4 million as of December 31, 2024 and 2023, respectively. Availability under the ABL Credit Facility was $354.9 million (including $191.1 million cash and cash equivalents) and $413.4 million (including $144.0 million cash and cash equivalents) as of December 31, 2024 and 2023, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
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

The DDTL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of December 31, 2024, we were in compliance with applicable covenants under the DDTL Credit Facility.
As of December 31, 2024, we had no outstanding borrowings under the DDTL Credit Facility.
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

In June 2023, we completed the public offering pursuant to the 2023 Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated a private placement of shares to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion after deducting issuance costs. See Note 9 “Stockholders’ Equity” to the consolidated financial statements included elsewhere in this Annual Report, for more information.
In March 2024, we issued 100,000 shares of our Series A Redeemable Convertible Preferred Stock to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million after deducting issuance costs. In August 2024, we also issued 75,000 shares of our Series B Redeemable Convertible Preferred Stock to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million after deducting issuance costs. See Note 8 “Redeemable Convertible Preferred Stock” to the consolidated financial statements included elsewhere in this Annual Report, for more information.
In October 2024, we completed the public offering pursuant to the 2024 Underwriting Agreement and received net proceeds of $718.4 million and also consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for net proceeds of $1,025.7 million after deducting issuance costs. See Note 9 “Stockholders’ Equity” to the consolidated financial statements included elsewhere in this Annual Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $12.9 billion and $10.2 billion as of December 31, 2024 and 2023, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
The expenditures associated with the development and commercial launch of our vehicles, the anticipated increase in manufacturing capacity, and the international expansion of our business operations are subject to significant risks and uncertainties, many of which are beyond our control, and therefore, may affect the timing and magnitude of these anticipated expenditures. These risk and uncertainties are described in more detail in the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Cash used in operating activities	$(2,019,674)	$(2,489,753)
Cash used in investing activities	(1,294,454)	(946,975)
Cash provided by financing activities	3,549,673	3,070,915
Net increase (decrease) in cash, cash equivalents, and restricted cash	$235,545	$(365,813)
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

Net cash used in operating activities decreased by $470.1 million to $2,019.7 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to an overall decrease in net operating assets and liabilities of $635.7 million, partially offset by an increase in net loss excluding non-cash expenses and gains of $165.7 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The change in net operating assets and liabilities was primarily attributable to a decrease in inventory of $323.8 million due to lower purchases of raw materials and continuous improvement in inventory management, and a decrease in accounts payable of $174.3 million due to timing of payments. The decreases were partially offset by an increase in other current assets of $145.9 million due to an increase in advanced payments to suppliers recorded during the year ended December 31, 2024.
Cash Used in Investing Activities
Our cash flows used in investing activities primarily relate to purchases of investments and capital expenditures to support our growth, net of proceeds from maturities of investments.
Net cash used in investing activities increased by $347.5 million to $1,294.5 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily attributable to an increase in purchases of investments of $624.6 million, partially offset by an increase in proceeds from maturities of investments of $391.2 million. The increase was also attributable to $97.5 million of proceeds from a government grant we received during the year ended December 31, 2023.
Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the At-the-Market Offering, the private placements to Ayar, convertible preferred stock, the proceeds of the merger, and the 2026 Notes.
Net cash provided by financing activities increased by $478.8 million to $3,549.7 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. We received net proceeds of $1,744.0 million from the issuance of common stock under the 2024 Subscription Agreement and Underwriting Agreement, $997.6 million from the issuance of Series A Redeemable Convertible Preferred Stock, and $749.4 million from the issuance of Series B Redeemable Convertible Preferred Stock during the year ended December 31, 2024. We also received net proceeds of $2,996.9 million from the issuance of common stock under the 2023 Subscription Agreement and the 2023 Underwriting Agreement during the year ended December 31, 2023.
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
Vehicle Sales
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of electric vehicles to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified over-the-air (“OTA”) software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally four years. Shipping and handling provided by us is considered a fulfillment activity.

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
Vehicle Sales with Residual Value Guarantee
We provide a residual value guarantee (“RVG”) to our commercial banking partners in connection with its vehicle leasing program. Under the vehicle leasing program, we generally receive payment for the vehicle sales price at the time of delivery or shortly after delivery, do not bear casualty and credit risks during the lease term, and are contractually obligated (or entitled) to share a portion of the shortfall (or excess) between the resale value realized by the commercial banking partners and a predetermined resale value. At the lease inception, we are required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partners. The cash collateral is held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in other noncurrent assets, subject to an asset impairment review at each reporting period.
We account for the vehicle leasing program in accordance with ASC 842, Leases, ASC 460, Guarantees and ASC 606, Revenue from Contracts with Customers. We are the lessor at inception of a lease and immediately transfer the lease as well as the underlying vehicle to our commercial banking partners, with the transaction being accounted for as a sale under ASC 606. We recognize revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcate the RVG at fair value and account for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of our performance obligations. Any fees or incentives that are paid or payable by us to commercial banking partners are recognized as a reduction to vehicle sales revenue.
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
Vehicle Operating Lease Revenue
We account for sales of vehicles with repurchase obligations as operating leases. We sell vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed upon repurchase price. We record the difference between the proceeds received and the agreed upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the consolidated balance sheets.
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
Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the control of the issuer to be classified as temporary equity. Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives, if any. Subsequent measurement of the carrying value of the redeemable convertible preferred stock is required as the instrument is probable of becoming redeemable. We accrete the redeemable convertible preferred stock to its redemption value. In certain circumstances, the redemption price may vary based on changes in stock price, in which case we will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.
Derivative Liabilities
In connection with the issuance of the redeemable convertible preferred stock, we evaluated the instruments for any features that must be bifurcated and separately accounted for as embedded derivatives. We concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the redeemable convertible preferred stock between (i) the host contracts which are accounted for within mezzanine equity, and (ii) the bifurcated derivative liabilities. The proceeds from issuance are first allocated to the fair value of the bifurcated derivatives with the residual being allocated to the host contracts. The bifurcated derivatives are remeasured to fair value each reporting period with changes in fair value recorded in earnings. We estimated the fair value of the derivative liabilities using a binomial lattice model. Inherent in a binomial lattice model are unobservable inputs and assumptions. The inputs for the valuation of the derivative liabilities included the volatility, credit spread, and term. Assumptions used in the valuation also consider the contractual terms as well as the quoted price of our common stock in an active market. Significant changes in any of those inputs in isolation would result in significant changes to the fair value measurement. We remeasure the derivative liabilities at each reporting period and recognize the changes in fair value in the consolidated statement of operations and comprehensive loss.
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

Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, and investments. We had cash, cash equivalents, and investments totaling approximately $5.04 billion as of December 31, 2024. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of December 31, 2024, a hypothetical 100 basis point increase in interest rates would result in $26.5 million incremental decline in the fair market value of our portfolio.
Equity Price Risk
We hold equity securities of Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). The fair value of these equity securities was $37.8 million as of December 31, 2024. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would decrease the fair value as of December 31, 2024 by $3.8 million.
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

Item 8. Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended December 31, 2024, 2023 and 2022.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Lucid Group, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lucid Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of net realizable value of certain inventories
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has inventories with a carrying value of $407.8 million as of December 31, 2024. The Company adjusts the carrying value of inventory when the cost of inventory exceeds the estimated net realizable value. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. Additionally, the Company reviews inventory to determine whether the carrying value exceeds the net amount realizable upon the ultimate sale of the inventory, requiring the Company to determine the estimated selling price of vehicles and the estimated cost to convert the inventory on-hand into a finished product.
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
Evaluation of redeemable convertible preferred stock issuances
As discussed in Notes 2, 8 and 16 to the consolidated financial statements, in March 2024, the Company entered into the Series A Subscription Agreement with a related party. Pursuant to the Series A Subscription Agreement, the related party purchased 100,000 shares of the Series A Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. In addition, in August 2024, the Company entered into the Series B Subscription Agreement with the same related party. Pursuant to the Series B Subscription Agreement, the related party purchased 75,000 shares of the Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of $750.0 million in a private placement. The Series A Redeemable Convertible Preferred Stock and the Series B Redeemable Convertible Preferred Stock (the Redeemable Convertible Preferred Stock) are convertible at the option of the holder (i) at any time the closing price per share of the common stock on the trading date immediately preceding the date on which the holder delivers the relevant notice of conversion is at least a certain price threshold or (ii) during specified periods preceding a fundamental change or optional redemption by the Company under the terms of the Redeemable Convertible Preferred Stock. As of December 31, 2024, the Redeemable Convertible Preferred Stock mezzanine equity and derivative liabilities were $1.3 billion and $639.4 million, respectively.
We identified the assessment of the initial US GAAP accounting treatment of the Redeemable Convertible Preferred Stock as a critical audit matter. Specifically, the evaluation of the appropriate accounting treatment, including: 1) determination of whether the preferred stock was a debt or equity host, 2) identification of the embedded features, and 3) determination of whether any of the embedded features require bifurcation and separate accounting, involved complex, challenging and subjective auditor judgments. In addition, a high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to evaluate the Company's conclusions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the initial accounting treatment of the Redeemable Convertible Preferred Stock. We obtained and reviewed the Redeemable Convertible Preferred Stock agreements to understand the terms, conditions, and features within the agreements to assist in (i) evaluating relevant contract terms and conditions of the agreements in relation to the appropriate accounting literature, (ii) comparing the relevant terms and provisions to management’s analysis, and (iii) assessing the appropriateness of conclusions reached by the Company with respect to the initial accounting treatment, including the determination of the host contract, and identification and bifurcation of embedded features within the Redeemable Convertible Preferred Stock. We evaluated the conclusions made by the Company related to the accounting treatment for issuance of the Redeemable Convertible Preferred Stock, including the Company’s conclusions of relevant accounting standards to analyze and assess the identification and determination of embedded features requiring bifurcation and separate accounting of the Redeemable Convertible Preferred Stock.
/s/ KPMG LLP
We have served as the Company’s auditor since 2023.
Santa Clara, California
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Lucid Group, Inc.

Opinion on the financial statements
We have audited the consolidated balance sheet of Lucid Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 (not presented herein), the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
San Francisco, California
February 28, 2023 (except for Note 17, as to which the date is February 25, 2025)

LUCID GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,606,865	$1,369,947
Short-term investments (including $15,000 and nil associated with a related party as of December 31, 2024 and 2023, respectively)	2,424,103	2,489,798
Accounts receivable, net (including $57,909 and $35,526 from a related party as of December 31, 2024 and 2023, respectively)	112,025	51,822
Inventory	407,774	696,236
Prepaid expenses	52,951	69,682
Other current assets (including $34,503 and nil associated with a related party as of December 31, 2024 and 2023, respectively)	270,218	79,670
Total current assets	4,873,936	4,757,155
Property, plant and equipment, net	3,262,612	2,810,867
Right-of-use assets	211,886	221,508
Long-term investments (including $20,000 and nil associated with a related party as of December 31, 2024 and 2023, respectively)	1,012,223	461,029
Other noncurrent assets	249,443	180,626
Investments in equity securities of a related party	37,831	81,533
TOTAL ASSETS	$9,647,931	$8,512,718

LIABILITIES
Current liabilities:
Accounts payable	$133,832	$108,724
Finance lease liabilities, current portion	6,788	8,202
Other current liabilities (including $126,417 and $92,258 associated with related parties as of December 31, 2024 and 2023, respectively)	1,024,671	891,484
Total current liabilities	1,165,291	1,008,410
Finance lease liabilities, net of current portion	76,096	77,653
Common stock warrant liability	19,514	53,664
Long-term debt	2,002,151	1,996,960
Other long-term liabilities (including $121,136 and $178,311 associated with related parties as of December 31, 2024 and 2023, respectively)	572,800	524,339
Derivative liabilities associated with redeemable convertible preferred stock (related party)	639,425	—
Total liabilities	4,475,277	3,661,026
Commitments and contingencies (Note 12)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock 10,000,000 shares authorized as of December 31, 2024 and 2023, Series A redeemable convertible preferred stock, par value $0.0001; 100,000 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively; liquidation preference of $1,138,825 and nil as of December 31, 2024 and 2023, respectively (related party)	730,025	—
Preferred stock 10,000,000 shares authorized as of December 31, 2024 and 2023, Series B redeemable convertible preferred stock, par value $0.0001; 75,000 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively; liquidation preference of $800,442 and nil as of December 31, 2024 and 2023, respectively (related party)	569,817	—
Total redeemable convertible preferred stock	1,299,842	—

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of December 31, 2024 and 2023; 3,032,219,724 and 2,300,111,489 shares issued and 3,031,361,899 and 2,299,253,664 shares outstanding as of December 31, 2024 and 2023, respectively	303	230
Additional paid-in capital	16,808,018	15,066,080
Treasury stock, at cost, 857,825 shares at December 31, 2024 and 2023	(20,716)	(20,716)
Accumulated other comprehensive income (loss)	(2,099)	4,850
Accumulated deficit	(12,912,694)	(10,198,752)
Total stockholders’ equity	3,872,812	4,851,692
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$9,647,931	$8,512,718
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue (including $174,204, $43,714, and nil from a related party for the years ended December 31, 2024, 2023, and 2022, respectively)	$807,832	$595,271	$608,181

Costs and expenses
Cost of revenue	1,730,943	1,936,066	1,646,086
Research and development	1,176,453	937,012	821,512
Selling, general and administrative	900,952	797,235	734,574
Restructuring charges	20,304	24,546	—
Total cost and expenses	3,828,652	3,694,859	3,202,172

Loss from operations	(3,020,820)	(3,099,588)	(2,593,991)

Other income (expense), net
Change in fair value of common stock warrant liability	34,150	86,926	1,254,218
Change in fair value of equity securities of a related party	(43,057)	5,999	—
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	155,350	—	—
Interest income	213,026	204,274	56,756
Interest expense (including $6,980, $2,159, and $283 to a related party for the years ended December 31, 2024, 2023, and 2022, respectively)	(32,923)	(24,915)	(30,596)
Other income (expense), net	(18,469)	(90)	9,532
Total other income, net	308,077	272,194	1,289,910
Loss before provision for income taxes	(2,712,743)	(2,827,394)	(1,304,081)
Provision for income taxes	1,199	1,026	379
Net loss	(2,713,942)	(2,828,420)	(1,304,460)
Accretion of redeemable convertible preferred stock (related party)	(347,610)	—	—
Net loss attributable to common stockholders, basic	(3,061,552)	(2,828,420)	(1,304,460)
Change in fair value of dilutive warrants	—	—	(1,254,218)
Net loss attributable to common stockholders, diluted	$(3,061,552)	$(2,828,420)	$(2,558,678)

Weighted-average shares outstanding attributable to common stockholders
Basic	2,445,176,539	2,081,772,622	1,678,346,079
Diluted	2,445,176,539	2,081,772,622	1,693,258,608

Net loss per share attributable to common stockholders
Basic	$(1.25)	$(1.36)	$(0.78)
Diluted	$(1.25)	$(1.36)	$(1.51)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$1,942	$12,669	$(11,572)
Foreign currency translation adjustments	(8,891)	3,753	—
Total other comprehensive income (loss)	(6,949)	16,422	(11,572)
Comprehensive loss	(2,720,891)	(2,811,998)	(1,316,032)
Accretion of redeemable convertible preferred stock (related party)	(347,610)	—	—
Comprehensive loss attributable to common stockholders	$(3,068,501)	$(2,811,998)	$(1,316,032)
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	1,647,555,590	$165	$9,995,778	$(20,716)	$—	$(6,065,872)	$3,909,355
Net loss	—	—	—	—	—	—	—	(1,304,460)	(1,304,460)
Other comprehensive loss	—	—	—	—	—	—	(11,572)	—	(11,572)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(218,789)	—	—	—	(218,789)
Issuance of common stock upon vesting of employee RSUs	—	—	15,217,096	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	2,106,158	—	24,562	—	—	—	24,562
Issuance of common stock upon exercise of stock options	—	—	22,519,879	2	17,786	—	—	—	17,788
Issuance of common stock under At-the-Market Offering, net of issuance costs	—	—	56,203,334	6	594,311	—	—	—	594,317
Issuance of common stock under 2022 Subscription Agreement (related party)	—	—	85,712,679	9	914,991	—	—	—	915,000
Stock-based compensation	—	—	—	—	423,500	—	—	—	423,500
Balance as of December 31, 2022	—	—	1,829,314,736	183	11,752,138	(20,716)	(11,572)	(7,370,332)	4,349,701
Net loss	—	—	—	—	—	—	—	(2,828,420)	(2,828,420)
Other comprehensive income	—	—	—	—	—	—	16,422	—	16,422
Tax withholding payments for net settlement of employee awards	—	—	—	—	(17,615)	—	—	—	(17,615)
Issuance of common stock upon vesting of employee RSUs	—	—	16,947,760	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	4,748,875	—	23,836	—	—	—	23,836
Issuance of common stock upon exercise of stock options	—	—	9,003,642	1	10,342	—	—	—	10,343
Issuance of common stock under 2023 Underwriting Agreement, net of issuance costs	—	—	173,544,948	17	1,184,207	—	—	—	1,184,224
Issuance of common stock under 2023 Subscription Agreement, net of issuance costs (related party)	—	—	265,693,703	27	1,812,614	—	—	—	1,812,641
Stock-based compensation	—	—	—	—	300,560	—	—	—	300,560
Balance as of December 31, 2023	—	—	2,299,253,664	230	15,066,080	(20,716)	4,850	(10,198,752)	4,851,692
Net loss	—	—	—	—	—	—	—	(2,713,942)	(2,713,942)
Other comprehensive loss	—	—	—	—	—	—	(6,949)	—	(6,949)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(10,021)	—	—	—	(10,021)
Issuance of common stock upon vesting of employee RSUs	—	—	44,945,260	5	(5)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	8,976,458	—	19,208	—	—	—	19,208
Issuance of common stock upon exercise of stock options	—	—	4,513,606	—	4,883	—	—	—	4,883
Issuance of common stock under 2024 Underwriting Agreement, net of issuance costs	—	—	277,484,525	28	718,329	—	—	—	718,357
Issuance of common stock under 2024 Subscription Agreement, net of issuance costs (related party)	—	—	396,188,386	40	1,025,620	—	—	—	1,025,660
Issuance of Series A redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	100,000	500,549	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	75,000	451,683	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	347,610	—	—	(347,610)	—	—	—	(347,610)
Stock-based compensation	—	—	—	—	331,534	—	—	—	331,534
Balance as of December 31, 2024	175,000	$1,299,842	3,031,361,899	$303	$16,808,018	$(20,716)	$(2,099)	$(12,912,694)	$3,872,812
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(2,713,942)	$(2,828,420)	$(1,304,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295,337	233,531	186,583
Amortization of insurance premium	33,330	39,507	35,620
Non-cash operating lease cost	30,765	26,201	19,711
Stock-based compensation	285,872	257,283	423,500
Inventory and firm purchase commitments write-downs	590,198	906,069	569,479
Change in fair value of common stock warrant liability	(34,150)	(86,926)	(1,254,218)
Change in fair value of equity securities of a related party	43,057	(5,999)	—
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(155,350)	—	—
Net accretion of investment discounts/premiums	(76,739)	(105,432)	(20,695)
Other non-cash items	5,983	34,205	10,353
Changes in operating assets and liabilities:
Accounts receivable (including $(22,383), $(35,526), and nil from a related party for the years ended December 31, 2024, 2023, and 2022, respectively)	(61,279)	(32,509)	(16,498)
Inventory	(334,242)	(658,010)	(1,256,349)
Prepaid expenses	(16,675)	(45,641)	(28,822)
Other current assets	(141,110)	4,758	(43,591)
Other noncurrent assets	(62,759)	(121,790)	(43,230)
Accounts payable	34,756	(139,519)	180,469
Other current liabilities	131,627	(42,508)	284,862
Other long-term liabilities (including $4,900, $107,763, and nil associated with a related party for the years ended December 31, 2024, 2023, and 2022, respectively)	125,647	75,447	31,028
Net cash used in operating activities	(2,019,674)	(2,489,753)	(2,226,258)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(164,683), $(80,511), and $(18,834) from a related party for the years ended December 31, 2024, 2023, and 2022, respectively)	(883,841)	(910,644)	(1,074,852)
Purchases of investments (including $(35,000), nil, and nil from a related party for the years ended December 31, 2024, 2023, and 2022, respectively)	(4,622,890)	(3,998,282)	(3,854,129)
Proceeds from maturities of investments	4,112,084	3,720,890	1,149,714
Proceeds from sale of investments	100,193	148,388	—
Proceeds from government grant	—	97,500	97,267
Other investing activities	—	(4,827)	323
Net cash used in investing activities	$(1,294,454)	$(946,975)	$(3,681,677)
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Proceeds from issuance of common stock under 2024 Underwriting Agreement, net of issuance costs	718,357	—	—
Proceeds from issuance of common stock under 2024 Subscription Agreement to a related party, net of issuance costs	1,025,660	—	—
Proceeds from issuance of common stock under 2023 Underwriting Agreement, net of issuance costs	—	1,184,224	—
Proceeds from issuance of common stock under 2023 Subscription Agreement to a related party, net of issuance costs	—	1,812,641	—
Proceeds from issuance of common stock under At-the-Market Offering, net of issuance costs	—	—	594,317
Proceeds from issuance of common stock under 2022 Subscription Agreement to a related party	—	—	915,000
Proceeds from issuance of Series A redeemable convertible preferred stock to a related party	1,000,000	—	—
Proceeds from issuance of Series B redeemable convertible preferred stock to a related party	750,000	—	—
Payments of issuance costs for Series A redeemable convertible preferred stock	(2,351)	—	—
Payments of issuance costs for Series B redeemable convertible preferred stock	(641)	—	—
Payment for credit facility issuance costs (including $(5,625), nil, and nil to a related party for the years ended December 31, 2024, 2023, and 2022, respectively)	(6,244)	—	(6,631)
Payment for short-term insurance financing note	—	—	(15,330)
Payment for finance lease liabilities	(3,166)	(5,425)	(4,977)
Proceeds from borrowings from a related party	79,844	62,911	29,818
Repayment of borrowings to a related party	(25,856)	—	(20,223)
Proceeds from failed sale-leaseback transaction	—	—	31,700
Proceeds from exercise of stock options	4,883	10,343	17,788
Proceeds from employee stock purchase plan	19,208	23,836	24,562
Tax withholding payments for net settlement of employee awards	(10,021)	(17,615)	(218,789)
Net cash provided by financing activities	3,549,673	3,070,915	1,347,235
Net increase (decrease) in cash, cash equivalents, and restricted cash	235,545	(365,813)	(4,560,700)
Beginning cash, cash equivalents, and restricted cash	1,371,507	1,737,320	6,298,020
Ending cash, cash equivalents, and restricted cash	$1,607,052	$1,371,507	$1,737,320

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$25,526	$18,182	$23,199
Cash paid for taxes	$88	$37	$480
Supplemental disclosure of non-cash investing and financing activity:
Increases (decrease) in accounts payable and accrued liabilities related to property, plant and equipment (including $(19,725), $8,530 and $11,196 associated with a related party for the years ended December 31, 2024, 2023 and 2022, respectively)	$(68,930)	$35,849	$42,728
Government grant (related party) reflected in property, plant and equipment	$(62,471)	$(99,025)	$(33,297)
Property, plant and equipment and right-of-use assets obtained through leases	$24,173	$32,477	$157,894
Equity securities obtained through Strategic Technology Arrangement	$—	$73,193	$—
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
NOTE 1 – DESCRIPTION OF BUSINESS
Overview

Lucid Group, Inc. (“Lucid”) is a technology company that is setting new standards with the world’s most advanced electric vehicles (“EV”), the award-winning Lucid Air and all-new Lucid Gravity.
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
From inception through December 31, 2024, the Company has incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2024, 2023 and 2022, the Company has incurred net losses of $2.7 billion, $2.8 billion and $1.3 billion, respectively. The Company had an accumulated deficit of $12.9 billion as of December 31, 2024.
The Company completed the first phase of the construction of its Advanced Manufacturing Plant-1 in Casa Grande, Arizona (“AMP-1”) in 2021, transitioned general assembly to the AMP-1 phase 2 manufacturing facility and completed the semi knocked-down (“SKD”) portion of its Advanced Manufacturing Plant-2 in Saudi Arabia (“AMP-2”) in September 2023. The Company also completed key manufacturing activities, including the paint shop, stamping, a new body shop for the Lucid Gravity, and a majority of the powertrain shop, of the AMP-1 phase 2 manufacturing facility in 2024. The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. Currently, the AMP-1 phase 2 facility manufactures the Lucid Air and the Lucid Gravity. The Company continues to expand AMP-1, construct the completely-built-up (“CBU”) portion of AMP-2, and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, which is above and beyond the expected cash inflows from the initial sales of the Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
The Company’s existing sources of liquidity include cash, cash equivalents, investments, and credit facilities. The Company funded operations primarily with issuances of common stock, convertible preferred stock, and convertible notes.
In 2022, the Company entered into a loan agreement with the Saudi Industrial Development Fund (“SIDF”) with an aggregate principal amount of up to approximately $1.4 billion, a five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with an initial aggregate principal commitment amount of up to $1.0 billion, and revolving credit facilities (the “GIB Facility Agreement”) with Gulf International Bank (“GIB”) in an aggregate principal amount of approximately $266.1 million. The GIB Facility Agreement provided for two committed revolving credit facilities, of which $173.0 million was available as a bridge financing (the “Bridge Facility”) and $93.1 million was for general corporate purposes (the “Working Capital Facility”).
In March 2023, the Company amended the GIB Facility Agreement (together with the GIB Facility Agreement, the “2023 Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed $266.1 million revolving credit facility (the “2023 GIB Credit Facility”), which bears interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. See Note 6 “Debt” for more information.
In February 2025, Lucid LLC, a limited liability company established in Saudi Arabia and a subsidiary of the Company (“Lucid LLC”), entered into an agreement to renew the 2023 GIB Credit Facility (the “2025 GIB Credit Facility”) maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.7 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. See Note 18 “Subsequent Event” for more information.

In November 2022, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc., under which the Company could offer and sell shares of its common stock having an aggregate offering price up to $600.0 million (the “At-the-Market Offering”). On November 8, 2022, the Company also entered into a subscription agreement (the “2022 Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), pursuant to which Ayar agreed to purchase from the Company up to $915.0 million of shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company completed its At-the-Market Offering program pursuant to the Equity Distribution Agreement for net proceeds of $594.3 million after deducting commissions and other issuance costs and also consummated a private placement of shares to Ayar pursuant to the 2022 Subscription Agreement for $915.0 million. No shares remain available for sale under the Equity Distribution Agreement. See Note 9 “Stockholders’ Equity” and Note 16 “Related Party Transactions” for more information.
In May 2023, the Company entered into an underwriting agreement (the “2023 Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase from the Company shares of the Company’s common stock in a public offering for aggregate net proceeds to the Company of $1.2 billion. In May 2023, the Company also entered into a subscription agreement (the “2023 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of the Company’s common stock in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company completed the public offering pursuant to the 2023 Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated the private placement to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion. See Note 9 “Stockholders’ Equity” and Note 16 “Related Party Transactions” for more information.
In March 2024, the Company entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar. Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from the Company 100,000 shares of its Series A convertible preferred stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million. In August 2024, the Company entered into a subscription agreement (the “Series B Subscription Agreement”) with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from the Company 75,000 shares of its Series B convertible preferred stock, par value $0.0001 per share (the “Series B Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, the Company issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million. See Note 8 “Redeemable Convertible Preferred Stock” and Note 16 “Related Party Transactions” for more information.
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
In August 2024, the Company entered into a $750.0 million five-year unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) with Ayar. See Note 6 “Debt” and Note 16 “Related Party Transactions” for more information.
In October 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with the Underwriter, under which the Underwriter agreed to purchase shares of the Company’s common stock. The Company also granted the Underwriter a 30-day option to purchase additional shares of its common stock (the “Overallotment Option”), and the Underwriter exercised the Overallotment Option to purchase additional shares. In October 2024, the Company also entered into a subscription agreement (the “2024 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of the Company’s common stock in a private placement. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase additional shares of the Company’s common stock. In October 2024, the Company completed the public offering pursuant to the 2024 Underwriting Agreement for aggregate net proceeds of $718.4 million and also consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for aggregate net proceeds of $1,025.7 million. See Note 9 “Stockholders’ Equity” and Note 16 “Related Party Transactions” for more information.

Certain Significant Risks and Uncertainties

The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully electric vehicles and advanced electric vehicle powertrain components, including battery pack systems, (iii) construction of the CBU portion of AMP-2 in Saudi Arabia, (iv) further construction of AMP-1 phase 2 in Casa Grande, Arizona, (v) expansion of its retail studios and service centers capabilities throughout North America and across the globe, and (vi) providing its technology access to third parties. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; the need to further develop its supply chain and manufacturing; and the need to hire additional management and other employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing on commercially reasonable terms.
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

A global economic recession or other economic downturn, whether due to inflation, global conflicts or other geopolitical events, public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause the Company’s customers to defer purchases or cancel their orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for the Company’s products may result in significant decreases in product sales, which in turn would have a material adverse impact on the Company’s business, prospects, financial condition and results of operations. Because of the Company’s premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on the Company compared to many of its electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other economic downturn could also cause logistical challenges and other operational risks if any of the Company’s suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to the Company, or meet the Company’s future demand. In addition, the deterioration of conditions in the broad financing markets may limit the Company’s ability to obtain external financing to fund its operations and capital expenditures on terms favorable to the Company, if at all. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K (the “Annual Report”) for more information regarding risks associated with a global economic recession, including under the caption “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.”
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, useful lives of property, plant and equipment, fair value of common stock warrants, fair value of derivative liabilities associated with the Redeemable Convertible Preferred Stock, estimates of residual value guarantee (“RVG”) liability, deferred revenue related to technology access fees and over-the-air (“OTA”) software updates, sales return reserves, assumptions used to measure stock-based compensation expense, income taxes, and estimated incremental borrowing rates for assessing operating and finance leases. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$1,606,865	$1,369,947
Restricted cash included in other current assets	14	1,560
Restricted cash included in other noncurrent assets	173	—
Total cash, cash equivalents, and restricted cash	$1,607,052	$1,371,507
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
Accounts Receivable, Net
Accounts receivable consists of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits, services, and regulatory credits. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded immaterial allowance for credit losses as of December 31, 2024 and 2023.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but its deposits exceed federally insured limits. As of December 31, 2024 and 2023, accounts receivable from the EV purchase agreement with the Government of Saudi Arabia, a related party of the Public Investment Fund (“PIF”), which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 51.7% and 68.5% of the total accounts receivable balance, respectively. See Note 16 “Related Party Transactions” for more information.
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
The Company classifies vehicles sold with repurchase obligations that are accounted for as operating leases within Property, plant and equipment, which are initially measured at cost and depreciated on a straight-line basis to the estimated residual value over the contractual period.
The Company generally uses the following estimated useful lives for each asset category:

Asset Category	Life (years)
Machinery, tooling and vehicles	3 - 15
Computer equipment and software	3
Furniture and fixtures	5
Finance leases	Shorter of the lease term or the estimated useful lives of the assets
Building and improvements	5 - 40
Leasehold improvements	Shorter of remaining lease term or the estimated useful lives of the assets
Management determines the useful lives of the Company’s property and equipment when those assets are initially recognized and routinely reviews the remaining estimated useful lives. Current estimate of useful lives represents the best estimate of the useful lives based on the Company’s current facts and circumstances, but may differ from the actual useful lives due to changes to its business operations, changes in the planned use of assets, and the technological advancements. When management changes the estimate useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated over the revised estimated useful life.

Expenditures for repair and maintenance costs are expensed as incurred, and expenditures for major renewals and improvements that increase functionality of the asset are capitalized and depreciated ratably over the identified useful life. Upon disposition or retirement of property and equipment, the related cost and accumulated depreciation and amortization are removed, and any gain or loss is reflected in the consolidated statement of operations and comprehensive loss. The disposition loss on fixed assets recorded for the years ended December 31, 2024, 2023 and 2022 was immaterial.
Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and right-of-use (“ROU”) assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The Company recognized impairment loss of $15.3 million for the year ended December 31, 2023. Impairment loss recognized for the years ended December 31, 2024 and 2022 was immaterial.
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
Operating lease assets are included within operating lease ROU assets. Finance lease assets are included within property, plant and equipment, net. The corresponding operating lease liabilities are included within other current liabilities and other long-term liabilities; the finance lease liabilities are included within finance lease liabilities, current portion and finance lease liabilities, net of current portion on the Company’s consolidated balance sheets as of December 31, 2024 and 2023.
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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are recorded within other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss. Foreign currency transaction gains and losses were not material for the years ended December 31, 2024, 2023 and 2022.
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
Vehicle Sales

Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of electric vehicles to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified OTA software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally four years. Shipping and handling provided by the Company is considered a fulfillment activity.

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

At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future product returns. Return rate estimates are based on historical experience and the sales return reserve balance was not material as of December 31, 2024 and 2023.
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
Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partners in connection with its vehicle leasing program. Vehicle sales with RVG totaled $442.7 million, $190.9 million, and $31.1 million during the years ended December 31, 2024, 2023, and 2022, respectively. Under the vehicle leasing program, the Company generally receives payment for the vehicle sales price at the time of delivery or shortly after the delivery, does not bear casualty and credit risks during the lease term, and is contractually obligated (or entitled) to share a portion of the shortfall (or excess) between the resale value realized by the commercial banking partners and a predetermined resale value. At the lease inception, the Company is required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partners. The cash collateral is held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in other current assets and other noncurrent assets on consolidated balance sheets, subject to an asset impairment review at each reporting period.

The Company accounts for the vehicle leasing program in accordance with ASC 842, Leases, ASC 460, Guarantees and ASC 606, Revenue from Contracts with Customers. The Company is the lessor at inception of a lease and immediately transfers the lease as well as the underlying vehicle to its commercial banking partners, with the transaction being accounted for as a sale under ASC 606. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations. Any fees or incentives that are paid or payable by the Company to commercial banking partners are recognized as a reduction to vehicle sales revenue.

The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated RVG liability. As of December 31, 2024, the Company recorded $58.0 million of RVG liabilities. The RVG liabilities were not material as of December 31, 2023. As the Company accumulates more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that the Company could be required to make was $401.1 million and $101.1 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company recorded $53.3 million and $28.7 million of total deferred revenue from all vehicle sales primarily related to OTA and remarketing activities for vehicle sales, respectively. The Company recorded $18.5 million and $7.7 million of the total deferred revenue within other current liabilities and the remaining $34.8 million and $21.0 million within other long-term liabilities in the consolidated balance sheets as of December 31, 2024 and 2023, respectively. Revenue recognized during the years ended December 31, 2024, 2023, and 2022 from the prior period deferred revenue balances was not material.

Vehicle Operating Lease Revenue
The Company accounts for sales of vehicles with repurchase obligations as operating leases. The Company sells vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed upon repurchase price. The Company records the difference between the proceeds received and the agreed upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the consolidated balance sheets, and were not material as of December 31, 2024 and 2023. The operating lease revenue was not material for the years ended December 31, 2024, 2023, and 2022.
Other
Other consists of revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits. Battery pack system and powertrain kits revenue consists of the sales of battery pack systems or powertrain kits, supplies and related services for vehicles. The Company generates regulatory credits revenue from the sale of tradable credits the Company earns under various regulations. This include credits related to zero emission vehicles and greenhouse gas, and the Corporate Average Fuel Economy (“CAFE”) credits. The sale of battery pack systems, powertrain kits along with related supplies, and regulatory credits is a single performance obligation recognized at the point in time when control is transferred to the customer. Shipping and handling provided by the Company is considered a fulfillment activity. While customers generally have the right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies may include either a cash refund or an exchange of the returned product. Payment for the products sold are received upon invoice or in accordance with payment terms customary to the business. The Company’s battery pack system or powertrain kits contracts do not contain a significant financing component. The Company has elected to exclude sales taxes from the measurement of the transaction price.
Control transfers to the customer when the product or regulatory credit is delivered or transferred to the customer as the customer can then direct the use of the product or regulatory credit and obtain substantially all of the remaining benefits from the asset at that point in time.
Cost of Revenue
Vehicle Sales
Cost of vehicle sales includes direct parts, materials, shipping and handling costs, allocable overhead costs such as depreciation of manufacturing related equipment and facilities, information technology costs, personnel costs, including wages and stock-based compensation, estimated warranty costs, charges to reduce inventories to their net realizable value, charges for any excess or obsolete inventories, and losses from firm purchase commitments. Manufacturing credits earned are recorded as a reduction to cost of vehicle sales.
Vehicle Operating Lease
Depreciation of operating lease vehicles are classified as cost of vehicle operating lease revenue.
Other
Cost of other revenue includes direct parts, material and labor costs, manufacturing overhead, including depreciation of tooling costs, shipping and logistic costs. Cost of other revenue also includes costs associated with providing non-warranty after-sales services, and costs for retail merchandise.
Warranties
The Company provides a manufacturer’s warranty on all vehicles it sells and accrues a warranty reserve for warranty coverage, as applicable. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency, and costs of future claims. The Company accrues a warranty reserve for all products sold which includes the Company’s best estimates of the projected costs related to recalls identified and special campaigns to repair or replace items under warranties. The Company reviews the adequacy of warranty reserve on a regular basis. Changes to the Company’s historical or projected warranty experience may cause material changes to the warranty reserve in the future. The portion of the warranty reserve for costs expected to be incurred within the next 12 months is included within other current liabilities, while the remaining balance is included within other long-term liabilities in the consolidated balance sheets. The warranty expense is recorded as a component of cost of revenue in the consolidated statements of operations and comprehensive loss.

The Company recognizes recovery from suppliers as an offset to the warranty expenses in the consolidated statements of operations and comprehensive loss and in other current assets in the consolidated balance sheet when the recovery amounts are contractually agreed with the suppliers. During the year ended December 31, 2024, the Company recorded supplier recovery of $50 million.

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
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in provision for income taxes in the consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included within other long-term liabilities in the consolidated balance sheets.
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
The fair value of awards that vest based on only continuous service is recognized on a straight-line basis over the requisite service period. The fair value of awards that vest based on performance or market conditions is recognized over the requisite service period using the graded vesting attribution method. Stock-based compensation expense is only recognized for awards with performance conditions once the performance condition becomes probable of being achieved. The performance-based RSUs will vest based on the actual achievement of corporate performance goals and/or individual performance. The RSUs with market conditions will vest only if the Company achieves certain market capitalization targets.
Comprehensive Loss
Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to net unrealized gains or losses on investments in available-for sale securities and foreign currency translation adjustments that are recorded as an element of stockholders’ equity and are excluded from the determination of net loss.
Research and Development
Research and development expenses primarily consist of materials, supplies, personnel-related expenses, contractor fees, engineering design and testing expenses, and allocated facilities cost. Substantially all of the Company’s research and development expenses are related to developing new products, related technologies, and services and improving existing products and services. Research and development expenses have been expensed as incurred and included in the consolidated statements of operations and comprehensive loss.

Selling, General, and Administrative
Selling, general and administrative expenses primarily consist of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, allocated facilities and real estate, accounting, finance, tax, and information technology.
Advertising
Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss. Advertising costs were $49.8 million and $35.3 million for the years ended December 31, 2024 and 2023, respectively. These costs were not material for the year ended December 31, 2022.
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
Derivative Liabilities
The Company evaluates all of its financial instruments, including convertible notes and redeemable convertible preferred stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in these contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contracts if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting period end. Bifurcated embedded derivatives are classified as a separate liability in the consolidated balance sheet.
The Company’s derivative liabilities are related to the conversion features embedded in the Redeemable Convertible Preferred Stock. See Note 8 “Redeemable Convertible Preferred Stock” for more information.

Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities as they are cumulative and participate in common stock dividends on an as-converted basis. The net loss attributable to common stockholders will reflect the remeasurements of the host contracts for the cumulative dividend and mezzanine equity accretions. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common share equivalents to the extent they are dilutive. Potentially dilutive shares of Private Placement Warrants under treasury stock method are included in the computation of diluted net loss per share when their effect is dilutive. For purposes of this calculation, Private Placement Warrants, stock options outstanding, RSUs outstanding, potential shares issued under ESPP, if-converted common shares from convertible note, if-converted common shares from Series A redeemable convertible preferred stock and if-converted common shares from Series B redeemable convertible preferred stock are considered to be common stock equivalents.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental segment information disclosure on an annual and interim basis. This amendment includes disclosure of significant segment expenses which are regularly provided to the CODM and included within each reported measure of segment profit or loss; other segment items by reportable segment and a description of its composition; reportable segment’s profit or loss and assets; additional measures of segment profit or loss if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, and the title and position of the entity’s CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance and determining resource allocation. The Company with a single reportable segment is required to provide all the disclosures from this amendment. The guidance is effective for fiscal years beginning with the Company’s annual financial statements as of and for the year ended December 31, 2024, and applies to its financial statements for interim periods thereafter. Early adoption is permitted, and should be applied retrospectively. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024. See Note 17 “Segment Reporting” for the required disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental annual income tax disclosures. This amendment includes disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold; income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions that meet a quantitative threshold; income (or loss) from continuing operations before income tax expenses (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively (with retrospective application permitted). The Company is evaluating the impact of this amendment and does not expect a material impact to the related financial statement disclosures.

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses (such as purchases of inventory, employee compensation, depreciation, and amortization) within the relevant expense captions presented on the face of the statements of operations and comprehensive loss. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and should be applied either prospectively or retrospectively. The Company is evaluating the impact of this amendment to the related financial statement disclosures.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.
NOTE 3 - RESTRUCTURING
On May 24, 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company substantially completed the 2024 Restructuring Plan in 2024.
During the year ended December 31, 2024, the Company recorded restructuring charges of $20.3 million related to the 2024 Restructuring Plan within restructuring charges in the consolidated statements of operations and comprehensive loss. The restructuring charges were primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
On March 28, 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2023 Restructuring Plan during the first quarter of 2024. During the year ended December 31, 2023, the Company recorded restructuring charges of $24.5 million. The restructuring charges were primarily related to severance payments, employee benefits, employee transition and stock-based compensation, net of a reversal of previously recognized stock-based compensation expense.
A summary of restructuring liabilities associated with the restructuring plans was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Restructuring liabilities - beginning of period	$54	$—
Restructuring charges excluding non-cash items(1)(2)	21,784	25,989
Cash payments	(21,571)	(25,935)
Restructuring liabilities - end of period	$267	$54
(1) Excluded non-cash items of $1.5 million for the year ended December 31, 2024 related to the 2024 Restructuring Plan, which was net of accelerated stock-based compensation expense of $3.2 million and a reversal of $4.7 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
(2) Excluded non-cash items of $1.4 million for the year ended December 31, 2023 related to the 2023 Restructuring Plan, which was net of accelerated stock-based compensation expense of $3.4 million and a reversal of $4.8 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of December 31, 2024 and 2023, restructuring liabilities associated with the restructuring plans included within other current liabilities in the consolidated balance sheet were immaterial.

NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$160,532	$210,283
Work in progress	36,628	53,227
Finished goods	210,614	432,726
Total Inventory	$407,774	$696,236
Inventory as of December 31, 2024 and 2023 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and internally used vehicles which the Company intends to sell. During the years ended December 31, 2024, 2023, and 2022, the Company recorded write-downs of $617.4 million, $926.9 million, and $569.5 million, respectively, to reduce its inventories to its net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments (“LCNRV”).
Property, plant and equipment, net
Property, plant and equipment, net as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31, 2024	December 31, 2023
Land and land improvements	$70,967	$69,718
Building and improvements(1)	1,075,349	576,097
Machinery, tooling and vehicles(2)(3)	1,720,517	1,045,485
Computer equipment and software	105,012	74,336
Leasehold improvements	268,091	221,619
Furniture and fixtures	51,238	45,315
Finance leases	86,852	94,285
Construction in progress	672,534	1,185,413
Total Property, plant and equipment	4,050,560	3,312,268
Less accumulated depreciation and amortization	(787,948)	(501,401)
Property, plant and equipment, net	$3,262,612	$2,810,867
(1) As of December 31, 2024 and 2023, $127.5 million and $120.2 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance, respectively. See Note 2 “Summary of Significant Accounting Policies” and Note 16 “Related Party Transactions” for more information.
(2) Included $39.5 million and $32.5 million of service loaner vehicles as of December 31, 2024 and 2023, respectively.
(3) Included $34.7 million and $9.1 million of operating lease vehicles sold to rental companies as of December 31, 2024 and 2023, respectively.

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

	December 31, 2024	December 31, 2023
Machinery and tooling	$561,858	$728,751
Construction of AMP-1 and AMP-2(1)	78,254	430,878
Leasehold improvements and other	32,422	25,784
Total construction in progress	$672,534	$1,185,413
(1) As of December 31, 2024 and 2023, $67.3 million and $12.1 million of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance, respectively. See Note 2 “Summary of Significant Accounting Policies” and Note 16 “Related Party Transactions” for more information.
Depreciation and amortization expense was $295.3 million, $233.5 million and $186.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The amount of interest capitalized on construction in progress related to significant capital asset construction was not material for the years ended December 31, 2024, 2023, and 2022, respectively.
Other current liabilities
Other current liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Engineering, design, and testing accrual	$53,666	$42,176
Construction in progress	39,043	156,414
Accrued compensation	201,880	92,494
Accrued purchases(1)	31,318	44,957
Retail leasehold improvements accrual	3,589	6,005
Third-party services accrual	26,353	41,478
Tooling liability	110,249	49,925
Short-term borrowings	126,417	72,533
Operating lease liabilities, current portion	35,596	28,431
Reserve for loss on firm inventory purchase commitments	119,672	143,566
Accrued warranty	36,752	22,677
Deferred revenue(2)	18,473	7,714
Other current liabilities	221,663	183,114
Total other current liabilities	$1,024,671	$891,484
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
(2) Represent deferred revenue from vehicle sales primarily related to OTA and remarketing activities.
Other long-term liabilities
Other long-term liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease liabilities, net of current portion	$229,835	$244,122
Other long-term liabilities(1)(2)	342,965	280,217
Total other long-term liabilities	$572,800	$524,339
(1) As of December 31, 2023, $62.5 million of capital expenditure support received from MISA was recorded as deferred liability within other long-term liabilities in the consolidated balance sheet. See Note 2 “Summary of Significant Accounting Policies” and Note 16 “Related Party Transactions” for more information.
(2) As of December 31, 2024 and 2023, $112.7 million and $107.8 million of deferred revenue was recorded within other long-term liabilities in the consolidated balance sheets, respectively, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 16 “Related Party Transactions” for more information.

Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Accrued warranty - beginning of period	$46,076	$22,949
Warranty costs incurred	(53,941)	(50,923)
Provision for warranty(1)	120,343	74,050
Accrued warranty - end of period(2)	$112,478	$46,076

(1) Provision for warranty for the years ended December 31, 2024 and 2023 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties. During the year ended December 31, 2024, the Company recorded $46.1 million provision associated with a special warranty campaign.
(2) Accrued warranty balance of $36.8 million and $22.7 million was recorded within other current liabilities, and $75.7 million and $23.4 million was recorded within other long-term liabilities, in the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
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
Cash, cash equivalents and investments are reported at their respective fair values on the Company’s consolidated balance sheets. The Company’s short-term and long-term investments are classified as available-for-sale securities. Carrying amounts of accounts receivable, accounts payable, and other current liabilities approximate their estimated fair values.

The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$610,201	$—	$—	$610,201	$610,201	$—	$—
Level 1:
Money market funds	677,712	—	—	677,712	677,712	—	—
U.S. Treasury securities	2,310,538	2,820	(531)	2,312,827	173,341	1,605,369	534,117
Subtotal	2,988,250	2,820	(531)	2,990,539	851,053	1,605,369	534,117
Level 2:
Certificates of deposit	3,998	1	—	3,999	—	3,999	—
Time deposits(1)	515,000	—	—	515,000	60,000	435,000	20,000
Commercial paper	141,525	25	(4)	141,546	75,442	66,104	—
Corporate debt securities	781,178	1,281	(553)	781,906	10,169	313,631	458,106
Subtotal	1,441,701	1,307	(557)	1,442,451	145,611	818,734	478,106
Total	$5,040,152	$4,127	$(1,088)	$5,043,191	$1,606,865	$2,424,103	$1,012,223
(1) Included $35.0 million of time deposit with GIB in short-term investments and long-term investments. GIB is a related party of the PIF, which is an affiliate of Ayar. See Note 16 “Related Party Transactions” for more information.

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

During the years ended December 31, 2024, 2023, and 2022, there were immaterial gross realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $19.6 million and $11.1 million as of December 31, 2024 and 2023, respectively, and was recorded in other current assets on its consolidated balance sheets. As of December 31, 2024 and 2023, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	December 31, 2024
	Amortized cost	Estimated Fair Value
Within one year	$2,422,138	$2,424,103
After one year through three years	1,011,184	1,012,223
Total	$3,433,322	$3,436,326
On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded fair values of $37.8 million and $81.5 million within investments in equity securities of a related party in the consolidated balance sheets as of December 31, 2024 and 2023, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. During the years ended December 31, 2024 and 2023, the Company recognized an unrealized loss of $43.1 million and an unrealized gain of $6.0 million, respectively, in change of fair value of equity securities of a related party in the consolidated statement of operations and comprehensive loss. During the years ended December 31, 2024 and 2023, the Company also recognized $0.6 million of unrealized foreign currency loss and $2.3 million of unrealized foreign currency gain related to these equity securities, respectively, in other income (expense), net in the consolidated statement of operations and comprehensive loss. See Note 16 “Related Party Transactions” for more information.
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

The following table presents a reconciliation of the common stock warrant liability measured and recorded at fair value on a recurring basis (in thousands):

	Year Ended December 31,
	2024	2023
Fair value-beginning of period	$53,664	$140,590
Change in fair value	(34,150)	(86,926)
Fair value-end of period	$19,514	$53,664
The following table presents a reconciliation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock measured and recorded at fair value on a recurring basis (in thousands):

	Year Ended December 31, 2024
	Series A Derivative Liability	Series B Derivative Liability
Fair value-beginning of period	$—	$—
Issuance	497,100	297,675
Change in fair value	(88,300)	(67,050)
Fair value-end of period	$408,800	$230,625
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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2026 Notes as of December 31, 2024 and 2023 (in millions):

	December 31, 2024	December 31, 2023
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	(10.3)	(15.5)
Net Carrying Amount	$2,002.2	$1,997.0

Fair Value (Level 2)	$1,579.8	$1,061.6
The effective interest rate for the 2026 Notes is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Contractual interest	$25.2	$25.2	$25.2
Amortization of debt discounts and debt issuance costs	5.2	5.2	5.0
Interest expense	$30.4	$30.4	$30.2
The 2026 Notes were not eligible for conversion as of December 31, 2024 and 2023. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of December 31, 2024 and 2023, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes.

SIDF Loan Agreement
On February 27, 2022, Lucid LLC entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with SIDF, a related party of the PIF, which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.1 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.4 million) to SAR 1.77 billion (approximately $471.1 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of December 31, 2024 and 2023, no amount was outstanding under the SIDF Loan Agreement.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into the GIB Facility Agreement with GIB, maturing on February 28, 2025. GIB is a related party of the PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million). SAR 650 million (approximately $173.0 million) under the GIB Facility Agreement was available as the Bridge Facility for the financing of Lucid LLC’s capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.1 million) was available as the Working Capital Facility and may be used for general corporate purposes. Loans under the Bridge Facility and the Working Capital Facility had a maturity of no more than 12 months. The Bridge Facility incurred interest at a rate of 1.25% per annum over 3-month SAIBOR and the Working Capital Facility incurred interest at a rate of 1.70% per annum over 1~3-month SAIBOR and associated fees.
On March 12, 2023, Lucid LLC entered into the 2023 Amended GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1.0 billion (approximately $266.1 million) 2023 GIB Credit Facility which may be used for general corporate purposes. Loans under the 2023 Amended GIB Credit Facility Agreement have a maturity of no more than 12 months and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees.
The Company is required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the 2023 GIB Credit Facility. Commitments under the 2023 Amended GIB Facility Agreement will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2023 Amended GIB Facility Agreement. The commitment fees for the years ended December 31, 2024, 2023, and 2022 were immaterial. The 2023 Amended GIB Facility Agreement contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of December 31, 2024 and 2023, the Company had outstanding borrowings of SAR 475 million (approximately $126.4 million) and SAR 272 million (approximately $72.5 million), respectively. The weighted average interest rate on the outstanding borrowings was 7.04% and 7.49% as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, availability under the 2023 GIB Credit Facility was SAR 523 million (approximately $139.2 million) and SAR 727 million (approximately $193.9 million), respectively, after giving effect to the outstanding letters of credit. The outstanding borrowings were recorded within other current liabilities in the consolidated balance sheets. The Company recorded interest expense of SAR 18 million (approximately $4.9 million) and SAR 8 million (approximately $2.2 million) for the years ended December 31, 2024 and 2023, respectively. The interest expense recorded for the year ended December 31, 2022 was immaterial. As of December 31, 2024 and 2023, the Company was in compliance with applicable covenants under the 2023 Amended GIB Facility Agreement.

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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of December 31, 2024 and 2023, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of December 31, 2024 and 2023, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $56.9 million and $45.4 million as of December 31, 2024 and 2023, respectively. Availability under the ABL Credit Facility was $354.9 million (including $191.1 million cash and cash equivalents) and $413.4 million (including $144.0 million cash and cash equivalents) as of December 31, 2024 and 2023, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the consolidated balance sheets and amortized over the facility term using the straight-line method. The Company recorded amortization of the deferred issuance costs and commitment fee of $3.7 million for the years ended December 31, 2024 and 2023, and $2.1 million for the year ended December 31, 2022.
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
The DDTL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of December 31, 2024, the Company was in compliance with applicable covenants under the DDTL Credit Facility.
As of December 31, 2024, the Company had no outstanding borrowings under the DDTL Credit Facility. The Company incurred issuance costs of $6.2 million to obtain the DDTL Credit Facility, which was capitalized within other noncurrent assets in the consolidated balance sheet and amortized over the facility term using the straight-line method. The Company recorded amortization of the deferred issuance costs and commitment fee of $2.1 million for the year ended December 31, 2024.
NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and was remeasured to a fair value of $53.7 million as of December 31, 2023. The Private Placement Warrants remained unexercised and were remeasured to a fair value of $19.5 million as of December 31, 2024. The Company recognized gains of $34.2 million, $86.9 million, and $1,254.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, in the consolidated statements of operations and comprehensive loss.

The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and was as follows:

	December 31, 2024	December 31, 2023
Fair value of Private Placement Warrants per share	$0.44	$1.21

Assumptions used in the Black-Scholes option pricing model take into account the contract terms as well as the quoted price of the Company’s common stock in an active market. The volatility is primarily based on the Company’s historical volatility. The expected life is based on the remaining contractual term of the warrants, and the risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the warrants’ expected life. The level 3 fair value inputs used in the Black-Scholes option pricing models were as follows:

	December 31, 2024	December 31, 2023
Volatility	95.0%	85.0%
Expected term (in years)	1.6	2.6
Risk-free rate	4.2%	4.1%
Dividend yield	—%	—%
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

Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Redeemable Convertible Preferred Stock if all shares of the Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of December 31, 2024, the liquidation preference of the Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock was $1,138.8 million and $800.4 million, respectively.

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

The Company accretes the Redeemable Convertible Preferred Stock to its redemption value, which is greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period. During the year ended December 31, 2024, the Company recorded accretion of $229.5 million and $118.1 million related to the Series A Redeemable Convertible Preferred Stock and the Series B Redeemable Convertible Preferred Stock, respectively. Accretion of the Redeemable Convertible Preferred Stock was reflected as adjustments to additional paid-in capital in the consolidated balance sheet as of December 31, 2024. The carrying value of the Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock was $730.0 million and $569.8 million as of December 31, 2024, respectively.
The Company assessed the above features to determine whether any features are required to be bifurcated and separately accounted for as an embedded feature. The Company concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, the Company bifurcated the Redeemable Convertible Preferred Stock between (i) the host contracts which are accounted for within mezzanine equity as described above, and (ii) the bifurcated derivative liabilities related to the conversion features. The proceeds from issuance were first allocated to the fair value of the bifurcated derivatives with the residual being allocated to the host contracts. The bifurcated derivatives are remeasured to fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations and comprehensive loss.
As of December 31, 2024, the derivative liabilities for the Redeemable Convertible Preferred Stock were remeasured to fair value of $639.4 million, comprising of $408.8 million related to Series A Redeemable Convertible Preferred Stock and $230.6 million related to Series B Redeemable Convertible Preferred Stock. The Company recognized gains of $155.4 million for the year ended December 31, 2024 in change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the consolidated statements of operations and comprehensive loss.
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

The level 3 fair value inputs used in the valuation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock were as follows:

	December 31, 2024
	Series A Derivative Liability	Series B Derivative Liability
Volatility	40.0%	40.0%
Credit spread	17.9%	17.9%
Stock price	$3.02	$3.02
Term (in years)	4.2	4.6
Risk-free rate	4.3%	4.4%
NOTE 9 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time-to-time by the Board of Directors. As of December 31, 2024, there were 100,000 and 75,000 issued and outstanding shares of Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock, respectively. There were no issued and outstanding shares of preferred stock as of December 31, 2023.

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

On May 31, 2023, the Company entered into the 2023 Underwriting Agreement with the Underwriter, under which the Underwriter agreed to purchase 173,544,948 shares of the Company’s common stock at a price per share of $6.83, for aggregate net proceeds to the Company of $1.2 billion. In June 2023, the Company issued the shares to the Underwriter pursuant to the 2023 Underwriting Agreement and received aggregate net proceeds of $1.2 billion after deducting issuance costs of $1.1 million.

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
On October 16, 2024, the Company entered into the 2024 Underwriting Agreement with the Underwriter, under which the Underwriter agreed to purchase 262,446,931 shares of the Company’s common stock. The Company also granted the Underwriter an Overallotment Option to purchase additional shares. On October 17, 2024, the Underwriter exercised the Overallotment Option to purchase an additional 15,037,594 shares. On October 18, 2024, the Company completed the public offering pursuant to the 2024 Underwriting Agreement at a price per share of $2.59, and received aggregate net proceeds of $718.4 million after deducting issuance costs of $0.6 million.
On October 16, 2024, the Company entered into the 2024 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 374,717,927 shares of the Company’s common stock. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase an additional 21,470,459 shares of the Company’s common stock. As of October 31, 2024, the Company consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement at a price per share of $2.59, for aggregate net proceeds of $1,025.7 million after deducting issuance costs of $0.8 million.
Issuance costs incurred were recorded as a reduction of the gross proceeds received from the equity offerings within additional paid-in capital in the consolidated balance sheets.
Treasury Stock

During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the years ended December 31, 2024 and 2023.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of December 31, 2024 was as follows:

December 31, 2024
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	26,894,103
Restricted stock units outstanding	103,965,469
Shares available for future grants under equity plans	45,196,984
If-converted common shares from convertible note	36,737,785
If-converted common shares from Series A redeemable convertible preferred stock	297,567,387
If-converted common shares from Series B redeemable convertible preferred stock	177,103,144
Total shares of common stock reserved	731,814,872

NOTE 10 – STOCK-BASED AWARDS
Lucid 2021 Incentive Plan and ESPP
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
The Company had 45,196,984 shares of common stock available for issuance under the 2021 Incentive Plan, including the ESPP, as of December 31, 2024.
Stock Options
The Company’s outstanding stock options generally expire between 7 years to 10 years from the date of grant and are exercisable when the options vest. In general, incentive stock options and non-statutory options vest over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity for the year ended December 31, 2024 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2023	32,911,135	$1.99	5.5	$91,785
Options granted	232,177	3.99
Options exercised	(4,513,606)	1.08
Options canceled	(1,735,603)	7.01
Balance as of December 31, 2024	26,894,103	$1.84	4.4	$48,886
Options vested and exercisable as of December 31, 2024	24,696,617	$1.37	4.2	$48,883
The weighted-average grant-date fair value for options granted for the year ended December 31, 2024 was $1.80. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of common shares. The aggregate intrinsic value of options exercised was $8.4 million, $50.1 million and $475.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The total fair value of stock options granted during the years ended December 31, 2024 and 2023 was $0.4 million and $17.4 million, respectively, which is recognized over the respective vesting periods. No stock options were granted during the year ended December 31, 2022. The total fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022, was $4.9 million, $5.4 million and $5.5 million, respectively.
The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the weighted-average assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Volatility	85.0%	83.9%
Expected term (in years)	5.2	5.0
Risk-free interest rate	4.3%	4.1%
Expected dividends	—%	—%

As of December 31, 2024, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $7.1 million and expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units (“RSUs”)
A summary of RSUs activity for the year ended December 31, 2024 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2023	54,699,739	9,305,825	64,005,564	$10.90
Granted	94,696,162	14,188,690	108,884,852	2.86
Vested	(46,298,088)	(1,884,410)	(48,182,498)	7.73
Cancelled/Forfeited	(15,128,805)	(5,613,644)	(20,742,449)	6.48
Balance as of December 31, 2024	87,969,008	15,996,461	103,965,469	$4.83
Time-based RSUs granted prior to the closing of merger are subject to both performance-based and service-based vesting conditions. The performance condition was satisfied upon the closing of the merger, and the service condition will be met generally over four years. The Company granted 13,834,748 shares of the time-based RSUs to the former CEO that will vest in sixteen equal quarterly installments, beginning on December 5, 2021, and are subject to continuous employment. The service condition for 25% of the Company’s non-CEO RSUs granted prior to the closing of merger was satisfied 375 days after the closing. The remaining RSUs will be satisfied in equal quarterly installments thereafter, subject to continuous employment. The Company recognizes compensation expense for these time-based RSUs on a graded vesting schedule over the requisite vesting period. Fair value of these time-based RSUs was measured using the fair value of the Company’s common stock on the date of the grant, as based on the market price of Churchill’s stock adjusted for the expected exchange ratio at the time, and discounted for lack of marketability.
Time-based RSUs granted subsequent to the closing of merger are only subject to service-based vesting conditions and the compensation expense is recognized on a straight-line basis over the requisite service period. The fair value of these time-based RSUs granted after the closing of the merger was measured using the fair value of the Company’s common stock on the date of the grant.
As of December 31, 2024, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $331.1 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of time-based RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $140.8 million, $121.1 million, and $190.9 million, respectively.
In 2021, the Company granted performance-based RSUs to the former CEO and they are subject to performance and market conditions. The performance condition was satisfied upon the closing of the merger. The market conditions will be satisfied and vest in five tranches based on the achievement of market capitalization goals applicable to each tranche over a six-month period subject to the former CEO’s continuous employment through the applicable vesting date. Any performance-based RSUs granted to our former CEO that have not vested within five years after the closing will be forfeited. The fair value of these performance-based RSUs was measured on the grant date, March 27, 2021, using a Monte Carlo simulation model, with the following assumptions:

Weighted average volatility	60.0%
Expected term (in years)	5.0
Risk-free interest rate	0.9%
Expected dividends	—%
The Company recognizes compensation expense using a graded vesting attribution method over the derived service period for the former CEO’s performance-based awards. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the performance-based awards of the former CEO for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. The Company recorded stock-based compensation expense of $85.4 million during the year ended December 31, 2022. The unamortized expense of $8.2 million as of December 31, 2022 for the fifth tranche, representing 2,090,140 RSUs, was fully recognized during the year ended December 31, 2023. There were no performance-based RSUs vested for our former CEO for the years ended December 31, 2024 and 2023. The total fair value of the former CEO’s performance-based RSUs vested was $315.3 million during the year ended December 31, 2022. For the years ended December 31, 2024, 2023 and 2022, the Company withheld approximately 1.9 million, 1.9 million, and 9.4 million shares, respectively, of common stock by net settlement to meet the related tax withholding requirements related to the former CEO’s time-based and performance-based RSUs.

The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and/or individual performance and (ii) a service condition which will be met generally over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and/or individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expenses of $26.1 million, $7.9 million, and nil, respectively, related to these performance-based RSUs. The total fair value of these performance-based RSUs vested during the year ended December 31, 2024 was $5.3 million, and nil for the years ended December 31, 2023 and 2022. As of December 31, 2024, the unamortized expense for the performance-based RSUs was $30.1 million, which will be recognized over a weighted-average period of 1.1 years primarily contingent upon realization of the corporate performance conditions.
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
If the market value of our common stock on the purchase date is lower than the market value at the beginning of the offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering resulting in a reset of the offering price and a modification charge to be recognized over the new offering period. During the years ended December 31, 2024, 2023, and 2022, there were two ESPP resets that resulted in modification charges of $17.8 million, $23.2 million, and $19.9 million, respectively, which are being recognized until the new offering period ending in November 2026.
The Company issued 8,976,458, 4,748,875, and 2,106,158 shares at a weighted-average price of $2.14, $5.02, and $11.66 for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, unrecognized stock-based compensation cost related to the ESPP was $31.4 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$4,335	$3,590	$41,753
Research and development	172,190	137,703	151,549
Selling, general and administrative	110,827	117,433	230,198
Restructuring charges	(1,480)	(1,443)	—
Total	$285,872	$257,283	$423,500
The Company capitalized stock-based compensation expenses of $45.7 million and $43.3 million for the years ended December 31, 2024 and 2023, respectively, primarily as part of the cost of inventory.
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

In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of December 31, 2024 and 2023, assets associated with the finance lease were $79.3 million. As of December 31, 2024 and 2023, liabilities associated with the finance lease were $80.0 million and $80.6 million, respectively.
Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other long-term liabilities in the consolidated balance sheets as of December 31, 2024 and 2023.

The balances for the operating and finance leases where the Company is the lessee were presented as follows within the Company’s consolidated balance sheets (in thousands):

	December 31, 2024	December 31, 2023
Operating leases:
Right-of-use assets	$211,886	$221,508

Other current liabilities	$35,596	$28,431
Other long-term liabilities	229,835	244,122
Total operating lease liabilities	$265,431	$272,553

Finance leases:
Property, plant and equipment, net	$82,823	$85,055
Total finance lease assets	$82,823	$85,055

Finance lease liabilities, current portion	$6,788	$8,202
Finance lease liabilities, net of current portion	76,096	77,653
Total finance lease liabilities	$82,884	$85,855
The components of lease expense were as follows within the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense:
Operating lease expense (1)	$62,119	$55,307	$44,617
Variable lease expense	1,948	1,770	1,712

Finance lease expense:
Amortization of leased assets	$3,009	$5,252	$4,812
Interest on lease liabilities	4,665	4,867	2,453
Total finance lease expense	$7,674	$10,119	$7,265
Total lease expense	$71,741	$67,196	$53,594
(1) Excluded short-term leases, which were not material.

Other information related to leases where the Company is the lessee was as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	6.2	6.8
Finance leases	1.6	2.6

Weighted-average discount rate:
Operating leases	11.87%	11.01%
Finance leases	5.73%	5.59%
Supplemental cash flow information related to leases where the Company is the lessee was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59,131	$44,965	$15,482
Operating cash flows from finance leases (interest payments)	5,261	5,430	509
Financing cash flows from finance leases	3,166	5,425	4,977
Leased assets obtained in exchange for new operating lease liabilities	23,111	32,558	73,502
Leased assets obtained in exchange for new finance lease liabilities	1,062	—	84,392

As of December 31, 2024, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$64,308	$6,953
2026	66,035	82,822
2027	57,530	371
2028	53,923	39
2029	47,570	8
Thereafter	93,101	—
Total minimum lease payments	382,467	90,193
Less: Interest	(117,036)	(7,309)
Present value of lease obligations	265,431	82,884
Less: Current portion	(35,596)	(6,788)
Long-term portion of lease obligations	$229,835	$76,096
As of December 31, 2024, the Company entered into additional leases for facilities and equipment that have not yet commenced with undiscounted future lease payments of $41.1 million. The leases are expected to commence in 2025 and 2026.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2024 and 2023, the Company had $1,037.1 million and $270.2 million in commitments related to AMP-1 and AMP-2 plant and equipment, respectively. These commitments represent future expected payments on open purchase orders entered into as of December 31, 2024 and 2023.

The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. On October 1, 2024, the Company entered into amendments (the “Amendments”) to certain battery-supply agreements with Panasonic Energy Co., Ltd. and certain of its affiliates. As of December 31, 2024, pursuant to the terms of the Amendments, the Company had remaining minimum purchase commitments of an aggregate of approximately $2.7 billion, calculated using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. The estimated future payments having a remaining term in excess of one year were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2025	$220,781
2026	277,988
2027	379,113
2028	465,102
2029	458,595
Thereafter	938,032
Total	$2,739,611
Legal Matters
From time-to-time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.
Beginning on April 18, 2021, two individual actions and two putative class actions were filed in federal courts in Alabama, California, New Jersey and Indiana, asserting claims under the federal securities laws against the Company (f/k/a Churchill Capital Corp IV), its wholly owned subsidiary, Atieva, Inc. (“Lucid Motors”), and certain current and former officers and directors of the Company, generally relating to the Merger. On September 16, 2021, the plaintiff in the New Jersey action voluntarily dismissed that lawsuit. The remaining actions were ultimately transferred to the Northern District of California and consolidated under the caption, In re CCIV / Lucid Motors Securities Litigation, Case No. 4:21-cv-09323-YGR (the “Consolidated Class Action”). On December 30, 2021, lead plaintiffs in the Consolidated Class Action filed a revised amended consolidated complaint (the “Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders who purchased stock in CCIV between February 5, 2021 and February 22, 2021. The Complaint names as defendants Lucid Motors and the Company’s former chief executive officer, and generally alleges that, prior to the public announcement of the Merger, defendants purportedly made false or misleading statements regarding the expected start of production for the Lucid Air and related matters. The District Court granted defendants’ motion to dismiss on January 11, 2023, with plaintiffs being provided the ability to seek leave to amend. On June 29, 2023, the District Court denied plaintiff’s motion for leave to amend, dismissed the lawsuit and terminated the case. On July 28, 2023, plaintiffs appealed the District Court’s decisions to the Ninth Circuit Court of Appeals. On August 8, 2024, the Ninth Circuit affirmed the district court judgment dismissing the case. On September 17, 2024, the Ninth Circuit denied Plaintiffs’ petition for a rehearing or rehearing en banc. On September 25, 2024, the Ninth Circuit issued its mandate affirming the district court judgment. Plaintiffs did not appeal the case to the U.S. Supreme Court, and the case is therefore now final and closed.
In addition, two separate purported shareholders of the Company filed shareholder derivative actions, purportedly on behalf of the Company, against certain of the Company’s officers and directors in California federal court, captioned Sahr Lebbie v. Peter Rawlinson, et al., Case No. 4:22-cv-00531-YGR (N.D. Cal.) (filed on January 26, 2022) and Zsata Williams-Spinks v. Peter Rawlinson, et al., Case No. 4:22-cv-01115-YGR (N.D. Cal.) (filed on February 23, 2022). The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the Consolidated Class Action, the Lebbie complaint asserts claims for unjust enrichment, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets and a claim for contribution under Sections 10(b) and 21D of the Exchange Act in connection with the Consolidated Class Action and the Williams-Spinks complaint asserts claims for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, contribution under Sections 10(b) and 21D of the Exchange Act, and aiding and abetting breach of fiduciary duty in connection with the Consolidated Class Action. The complaints seek compensatory damages, interest thereon, certain corporate governance reforms, and attorneys’ fees and expenses. On April 29, 2022, the District Court consolidated the two actions into In re Lucid Group, Inc. (f/k/a Churchill Capital Corp IV) Derivative Litigation, Case No. 4:22-cv-00531-YGR (N.D. Cal.) (the “Consolidated Derivative Action”). On May 25, 2022, the District Court then stayed the Consolidated Derivative Action pending developments in the Consolidated Class Action. On December 12, 2023, given that the Consolidated Class Action was dismissed by the trial court and appealed to the Ninth Circuit Court of Appeals, the District Court administratively closed the Consolidated Derivative Action for statistical purposes, but reminded the parties of their obligations under the stay. On January 9, 2025, the parties filed a joint stipulation of dismissal without prejudice with the District Court, and the case is now closed.

On April 1, 2022 and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided in the late 2021 to early 2022 timeframe. The complaints, which were filed in the Northern District of California, are captioned Victor W. Mangino v. Lucid Group, Inc., et al., Case No. 3:22-cv-02094-JD, and Anant Goel v. Lucid Group, Inc., et al., Case No. 3:22-cv-03176-JD. The two matters were consolidated into one action, entitled In re Lucid Group, Inc. Securities Litigation, Case No. 22-cv-02094-JD. The consolidated complaint named as defendants Lucid Group, Inc. and the Company’s former chief executive officer and former chief financial officer, and generally alleged that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021 and August 3, 2022. The consolidated complaint sought certification of the action as a class action, as well as compensatory damages, interest thereon, and attorneys’ fees and expenses. Defendants filed a Motion to Dismiss on February 23, 2023. On August 8, 2024, the Court granted in part and denied in part Defendants’ Motion to Dismiss, and gave Plaintiffs leave to replead their complaint. On September 20, 2024, Plaintiffs filed an Amended Consolidated Complaint, which no longer names the Company’s former chief financial officer as an individual defendant. Defendants filed a motion to dismiss the Amended Consolidated Complaint, in part, on December 6, 2024. A hearing on the Motion to Dismiss currently is scheduled for May 1, 2025. Defendants believe that the plaintiffs’ claims are without merit and intend to defend themselves vigorously, but they cannot ensure that their efforts to dismiss partially the consolidated complaint will be successful or that they will ultimately avoid liability in this matter.
In addition, on July 11, 2022, a purported shareholder of the Company filed a shareholder derivative action, purportedly on behalf of the Company against certain of the Company’s officers and directors in California state court, captioned Floyd Taylor v. Glenn August, et al., Superior Court, Alameda County, Case No. 22CV014130. The complaint also names the Company as a nominal defendant. Based on allegations that are similar to those in the In re Lucid Group, Inc. Securities Litigation action, the Taylor complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, an accounting, interest, and attorneys’ fees and expenses. The case is currently stayed per stipulation of the parties.
In addition, on September 5, 2024, a purported shareholder of the Company filed a shareholder derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former directors in Delaware state court, captioned Tricia Rodney v. Rawlinson, et al., Delaware Court of Chancery, Case No. 2024-0927. The complaint also names the Company as a nominal defendant. The complaint alleges: (i) a breach of fiduciary duty claim against the Company’s former CEO; (ii) a breach of fiduciary duty claim against other then-current members of the Board in 2022; and (iii) an unjust enrichment claim against the Company’s former CEO.
On November 8, 2024, another purported shareholder of the Company filed a shareholder derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former directors in Delaware state court, captioned Ed Lomont v. Rawlinson, et al., Delaware Court of Chancery, Case No. 2024-1149. The complaint also names the Company as a nominal defendant. The complaint alleges claims similar to the Rodney shareholder derivative action and is premised on the same underlying allegations as those in the In re Lucid Group, Inc. Securities Litigation action. On January 28, 2025, the Court consolidated the Rodney and Lomont actions into In re Lucid Group, Inc. Stockholder Derivative Litigation, Delaware Court of Chancery, Consolidated Case No. 2024-0927. The consolidated action is currently stayed per stipulation of the parties.
On December 3, 2024, another purported shareholder of the Company filed a shareholder derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former directors in Delaware state court, captioned May Vang and Mohammed Khalid v. Rawlinson, et al., Delaware Court of Chancery, Case No. 2024-1243. The complaint also names the Company as a nominal defendant. The complaint asserts claims similar to the Taylor shareholder derivative action and is premised on the same underlying allegations as those in the In re Lucid Group, Inc. Securities Litigation action. The case is currently stayed per stipulation of the parties.
On January 29, 2025, another purported shareholder of the Company filed a shareholder derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former directors in California federal court, captioned Zalmon Uvaydov v. Rawlinson, et al., U.S. District Court for the Northern District of California, Case No.: 3:25-cv-943. The complaint asserts claims similar to the Taylor shareholder derivative action, as well as a contribution claim under Section 21(D) of the Securities Exchange Act against the Company’s former CEO, and is premised on the same underlying allegations as those in the In re Lucid Group, Inc. Securities Litigation action.
On February 7, 2025, another purported shareholder of the Company filed a shareholder derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former directors in California federal court, captioned Neil Cook v. Rawlinson, et al., U.S. District Court for the Northern District of California, Case No.: 3:25-cv-01346. The complaint asserts claims similar to the Taylor shareholder derivative action, as well as a Section 14(a) claim, and is premised on the same underlying allegations as those in the In re Lucid Group, Inc. Securities Litigation action.

Moreover, on March 25, 2021, the Illinois Automobile Dealers Association, Chicago Automobile Trade Association, Peoria Metro New Car Dealers Association, Illinois Motorcycle Dealers Association, and 241 individual motor vehicle dealers filed an action against the Office of the Illinois Secretary of State (“SOS”), Jesse White, in his official capacity as the Illinois Secretary of State; Lucid USA, Inc. (“Lucid USA”); and other defendants, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 2021CH01438. The suit generally alleges that Illinois law does not permit manufacturers to obtain licenses as motor vehicle dealers. Plaintiffs seek to prevent Lucid from engaging in the sale of motor vehicles directly to consumers. The SOS granted Lucid USA a dealer’s license on June 3, 2021. In December 2022, the Court granted Defendants’ Motion to Dismiss. Plaintiffs subsequently appealed and the decision was affirmed by the First District Appellate Court on August 23, 2024. Plaintiffs filed a petition for further review of the case by the Illinois Supreme Court and the Illinois Supreme Court denied review.
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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $72.6 million and $56.3 million as of December 31, 2024 and 2023, respectively, for which no liabilities are recorded in the consolidated balance sheets.
NOTE 13 - INCOME TAXES
The components of loss before provision for income taxes for the years ended December 31, 2024, 2023 and 2022, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Loss subject to domestic income taxes	$(2,699,739)	$(2,825,820)	$(1,306,245)
Loss subject to foreign income taxes	(13,004)	(1,574)	2,164
Loss before provision for income taxes	$(2,712,743)	$(2,827,394)	$(1,304,081)

The Company recorded provision for income taxes in connection with its domestic, state, and foreign subsidiaries for the years ended December 31, 2024, 2023 and 2022, respectively, as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$—	$—	$—
State	—	24	14
Foreign	1,339	1,002	365
Total current tax expense	$1,339	$1,026	$379
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	(140)	—	—
Total deferred tax expense	$(140)	$—	$—
Total provision for income taxes	$1,199	$1,026	$379
The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(1.6)	(1.5)	(0.6)
Change in fair value of warrant liability	1.5	0.6	20.2
Tax-exempt interest	—	—	0.4
Nondeductible expenses	0.6	(1.5)	0.4
Tax credits	1.2	0.7	1.4
Change in valuation allowance	(22.7)	(19.3)	(42.8)
Provision for income taxes	—%	—%	—%
The amount of provision for income taxes differs from the expected benefit due to the impact of the U.S. valuation allowance, as well as income taxes associated with foreign operations.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2024 and 2023, were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$1,605,236	$1,240,197
Tax credit carryforwards	192,810	139,672
Stock-based compensation expense	7,347	12,322
Capitalization of research and development costs	443,311	333,958
Accruals and reserves	232,487	215,087
Lease liability	84,604	88,407
Inventory	461,127	271,784
Other	60,935	21,815
Total deferred tax assets	3,087,857	2,323,242
Valuation allowance	(2,904,865)	(2,137,851)
Total deferred tax assets, net of valuation allowance	182,992	185,391
Deferred tax liabilities:
Depreciation	(72,023)	(49,754)
Right-of-use assets	(70,890)	(74,565)
Tax accounting method change	(39,939)	(61,072)
Total deferred tax liabilities	(182,852)	(185,391)
Deferred tax assets (liabilities), net of valuation allowance	$140	$—
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
A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, as of December 31, 2024 and 2023, the Company provided a full valuation allowance against its U.S. and state deferred tax assets. The valuation allowance for deferred tax assets was $2,904.9 million and $2,137.9 million, as of December 31, 2024 and 2023, respectively. The valuation allowance on our net deferred taxes increased by $767.0 million and $763.6 million during the years ended December 31, 2024 and 2023, respectively.
The Company had federal, state, and foreign net operating loss carryforwards of $5,766.1 million, $5,142.4 million, and $19.1 million, respectively, as of December 31, 2024, which will begin to expire at various dates beginning in 2027. The Company also had federal and state tax research and development tax credit carryforwards of $151.8 million and $78.6 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in 2036, if not utilized. The state research and development tax credit carryforwards do not expire.
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

Uncertain Tax Positions
The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Unrecognized benefit—beginning of period	$140,767	$105,234	$72,330
Gross increases—prior-period tax positions	—	539	—
Gross decreases—prior-period tax positions	(111,065)	(581)	—
Gross increases—current-period tax positions	8,904	35,575	32,916
Gross decrease—current-period tax positions	—	—	—
Statute lapse	(83)	—	(12)
Unrecognized benefit—end of period	$38,523	$140,767	$105,234
As of December 31, 2024, 2023 and 2022, the total amount of unrecognized tax benefits was $38.5 million, $140.8 million, and $105.2 million, respectively, of which $0.9 million, $1.1 million and $0.6 million, if recognized for respective periods, would favorably impact the Company's effective tax rate. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits within the next 12 months.
Related to the unrecognized tax benefits above, the interest expense and penalty expense recognized as part of provision for income taxes in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022 were not material. As of December 31, 2024 and 2023, the Company recorded immaterial liability for interest expense and penalties, which was included within other long-term liabilities in the consolidated balance sheets.
The Company files U.S., state, and foreign income tax returns with varying statutes of limitations. The federal, state, and foreign returns statutes of limitations remains open for all years. There are currently no income tax audits underway by U.S., state, or foreign tax authorities.
NOTE 14 - NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(2,713,942)	$(2,828,420)	$(1,304,460)
Accretion of redeemable convertible preferred stock (related party)	(347,610)	—	—
Net loss attributable to common stockholders, basic	(3,061,552)	(2,828,420)	(1,304,460)
Change in fair value of dilutive warrants	—	—	(1,254,218)
Net loss attributable to common stockholders, diluted	$(3,061,552)	$(2,828,420)	$(2,558,678)

Weighted-average shares outstanding, basic	2,445,176,539	2,081,772,622	1,678,346,079
Private Placement Warrants using the treasury stock method	—	—	14,912,529
Weighted-average shares outstanding, diluted	2,445,176,539	2,081,772,622	1,693,258,608

Net loss per share:
Basic	$(1.25)	$(1.36)	$(0.78)
Diluted	$(1.25)	$(1.36)	$(1.51)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	December 31,
Excluded Securities	2024	2023	2022
Private Placement Warrants to purchase common stock	44,350,000	44,350,000	—
Options outstanding to purchase common stock	26,894,103	32,911,135	39,011,116
RSUs outstanding	96,985,937	57,124,659	38,570,298
Employee stock purchase plan	25,425,375	14,111,934	11,826,419
If-converted common shares from convertible note	36,737,785	36,737,785	36,737,785
If-converted common shares from Series A redeemable convertible preferred stock	297,567,387	—	—
If-converted common shares from Series B redeemable convertible preferred stock	177,103,144	—	—
Total	705,063,731	185,235,513	126,145,618
The 6,979,532, 6,880,905, and 2,090,140 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market or corporate and individual performance conditions have not been satisfied as of December 31, 2024, 2023 and 2022, respectively.
NOTE 15 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material for the year ended December 31, 2024, and nil for the years ended December 31, 2023 and 2022.
NOTE 16 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of the PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in 2047. The right-of-use asset related to this lease was $4.2 million and $4.5 million as of December 31, 2024 and 2023, respectively. The lease liability was $6.1 million and $5.7 million as of December 31, 2024 and 2023, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the consolidated balance sheets, respectively. The lease expense recorded for the years ended December 31, 2024, 2023, and 2022 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of the PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in 2029. The right-of-use asset related to this lease was $2.0 million and $2.3 million as of December 31, 2024 and 2023, respectively. The lease liability was $2.4 million and $2.3 million as of December 31, 2024 and 2023, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the consolidated balance sheets, respectively. The lease expense recorded for the years ended December 31, 2024 and 2023 was immaterial.
SIDF Loan Agreement
In February 2022, Lucid LLC entered into the SIDF Loan Agreement with the SIDF, a related party of the PIF, which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide the SIDF Loans to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. See Note 6 “Debt” for more information.

MISA Agreements
In February 2022, Lucid LLC entered into agreements with MISA, a related party of the PIF, which is an affiliate of Ayar, pursuant to which MISA has agreed to provide economic support for certain capital expenditures in connection with Lucid LLC’s on-going design and construction of AMP-2. The support by MISA is subject to Lucid LLC’s completion of certain milestones related to the construction and operation of AMP-2. Following the commencement of construction, if operations at the plant do not commence within 30 months, or if the agreed scope of operations is not attained within 55 months, MISA may suspend availability of subsequent support.
Pursuant to the agreements, MISA has the right to require Lucid LLC to transfer the ownership of AMP-2 to MISA, at the fair market value thereof, reduced by an amortized value of the support provided in the event of customary events of default including abandonment or material and chronically low utilization of AMP-2. Alternatively, Lucid LLC is entitled to avoid the transfer of the ownership of AMP-2 by electing to pay such amortized value. The agreements will terminate on the fifteenth anniversary of the commencement of CBU operations at AMP-2 at the latest.
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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, the Company recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
GIB Facility Agreement
In April 2022, Lucid LLC entered into the GIB Facility Agreement with GIB. GIB is a related party of the PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million).
In March 2023, Lucid LLC entered into an amendment of the 2023 GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1.0 billion (approximately $266.1 million) 2023 GIB Credit Facility which may be used for general corporate purposes. See Note 6 “Debt” for more information.
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of the PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred to date under these agreements were SAR 865.2 million (approximately $230.3 million) and SAR 444.6 million (approximately $118.6 million) as of December 31, 2024 and 2023, respectively. Net advance payments made to Al Bawani under these agreements were SAR 129.6 million (approximately $34.5 million) as of December 31, 2024, and was recorded within other current assets in the consolidated balance sheet. Amounts due to Al Bawani was SAR 74.0 million (approximately $19.7 million) as of December 31, 2023, and was recorded within other current liabilities in the consolidated balance sheet.
Subscription Agreements
In November 2022, the Company entered into the 2022 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company, up to $915.0 million shares of its common stock in one or more private placements through March 31, 2023. In December 2022, the Company issued 85,712,679 shares at a weighted average price per share of $10.68, and received aggregate proceeds of $915.0 million.

In May 2023, the Company entered into the 2023 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 265,693,703 shares of the Company’s common stock at a price per share of $6.83 in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company issued the shares to Ayar pursuant to the 2023 Subscription Agreement and received aggregate net proceeds of $1.8 billion after deducting issuance costs of $2.0 million. See Note 9 “Stockholders’ Equity” for more information.

In March 2024, the Company entered into the Series A Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 100,000 shares of its Series A Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million after deducting issuance cost of $2.4 million. In August 2024, the Company entered into the Series B Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 75,000 shares of its Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, the Company issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million after deducting issuance costs of $0.6 million. See Note 8 “Redeemable Convertible Preferred Stock” for more information.

In October 2024, the Company entered into the 2024 Subscription Agreement, pursuant to which Ayar agreed to purchase from the Company 374,717,927 shares of the Company’s common stock in a private placement. In addition, Ayar agreed to purchase an additional 21,470,459 shares of the Company’s common stock. As of October 31, 2024, the Company consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement, at a price per share of $2.59, for aggregate net proceeds of $1,025.7 million after deducting issuance costs of $0.8 million. See Note 9 “Stockholders’ Equity” for more information.
Common stock acquired by Ayar under the 2022 Subscription Agreement, 2023 Subscription Agreement, 2024 Subscription Agreement, the Redeemable Convertible Preferred Stock acquired by Ayar under the Series A Subscription Agreement and the Series B Subscription Agreement, and the common stock issuable upon conversion thereof are subject to the Investor Rights Agreement dated February 22, 2021 (as amended from time-to-time, the “Investor Rights Agreement”), which governs the registration for resale of such common stock and the Redeemable Convertible Preferred Stock.
Human Resources Development Fund (“HRDF”) Joint Cooperation Agreement
In March 2023, Lucid LLC entered into a joint cooperation agreement with HRDF, a related party of the PIF, which is an affiliate of Ayar. Pursuant to the agreement, Lucid LLC will train and develop local personnel in Saudi Arabia, and HRDF agreed to reimburse the Company training related costs in an aggregate maximum amount of SAR 29.3 million (approximately $7.8 million) during the program.
The Company received a payment SAR 10.9 million (approximately $2.9 million) in cash during the year ended December 31, 2024, and SAR 8.8 million (approximately $2.3 million) during the year ended December 31, 2023. The Company recorded $1.8 million of deferred liability within other current liabilities in the consolidated balance sheets as of December 31, 2023. The deduction recorded to operating expenses in the consolidated statement of operations and comprehensive loss was not material for the year ended December 31, 2023. The deferred liability was nil as of December 31, 2024 and the Company recorded the remaining deferred liability balance as a deduction to operating expenses in the consolidated statement of operations and comprehensive loss.
EV Purchase Agreement
In August 2023, Lucid LLC entered into the EV Purchase Agreement with the Government of Saudi Arabia, a related party of the PIF, which is an affiliate of Ayar, as represented by the Ministry of Finance. The EV Purchase Agreement supersedes the letter of undertaking that Lucid LLC entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of any vehicles that Lucid LLC fails to deliver within six months from the date of the applicable purchase order. The Purchaser also has sole and absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles.
The Company recognized net vehicle sales amount of SAR 654.6 million (approximately $174.2 million) and SAR 163.9 million (approximately $43.7 million) during the years ended December 31, 2024 and 2023, respectively. The deferred revenue from the vehicle sales was primarily related to OTA and was recorded within other current liabilities and other long-term liabilities in the consolidated balance sheets. As of December 31, 2024 and 2023, the deferred revenue balance was not material. The Company recorded amounts due from the Purchaser of SAR 217.6 million (approximately $57.9 million) and SAR 133.2 million (approximately $35.5 million) in accounts receivable, net in the consolidated balance sheets as of December 31, 2024 and 2023, respectively. See “Vehicle Sales without Residual Value Guarantee” section under Note 2 “Summary of Significant Accounting Policies” for the revenue recognition policies.

Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of the PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance) and the first cash installment of $33.0 million. These shares were initially measured at a fair value of $73.2 million. As of December 31, 2024 and 2023, the Company remeasured the shares and recorded fair values of $37.8 million and $81.5 million within investments in equity securities of a related party in the consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $5.8 million from inception through December 31, 2024. The accounts receivable recorded in the consolidated balance sheet as of December 31, 2024 was immaterial. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of December 31, 2024 and 2023, the Company recorded $112.7 million and $107.8 million as deferred revenue primarily within other long-term liabilities in the consolidated balance sheets, respectively. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million.
DDTL Credit Facility
In August 2024, the Company entered into a $750.0 million five year DDTL Credit Facility with Ayar, which may be used for working capital and general corporate purposes. See Note 6 “Debt” for more information.
Time Deposit
The Company purchases time deposits with GIB from time-to-time. GIB is a related party of the PIF, which is an affiliate of Ayar. As of December 31, 2024, the time deposit balance was $35.0 million, which was recorded within short-term investments and long-term investments in the consolidated balance sheet. See Note 5 “Fair Value Measurements and Financial Instruments” for more information.
NOTE 17 - SEGMENT REPORTING

The Company operates in one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s CODM is its Chief Executive Officer. The Company derives segment revenue from the sale of electric vehicles to customers, and the Company’s reported measure of the segment’s profit or loss is the consolidated net loss reported in the consolidated statements of operations and comprehensive loss. The CODM uses the consolidated net loss for monitoring actual results to assess the Company’s financial performance. The Company’s CODM does not evaluate its reportable segment using asset information.
The disaggregation of the Company’s revenue by geographic area based on the sales location where the sales originated was as follows (in thousands):

	Year Ended December 31,
	2024	2023
North America(1)	$598,022	$521,991
Middle East(2)	194,052	58,993
Other international	15,758	14,287
Total revenue	$807,832	$595,271
(1) United States revenue was $587.3 million, $511.3 million, and $597.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. No individual country outside of United States had more than 10% of the total revenue for the year ended December 31, 2022.
(2) Kingdom of Saudi Arabia revenue was $191.1 million for the year ended December 31, 2024. Middle East represented revenue from Kingdom of Saudi Arabia for the year ended December 31, 2023.

The following table included information about reported segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$807,832	$595,271	$608,181
Less:
Cost of revenue - excluding LCNRV and provision for warranty	(993,154)	(935,118)	(1,043,383)
Cost of revenue - LCNRV	(617,446)	(926,898)	(569,479)
Cost of revenue - provision for warranty	(120,343)	(74,050)	(33,224)
Research and development expenses	(1,176,453)	(937,012)	(821,512)
Selling, general, and administrative expenses	(900,952)	(797,235)	(734,574)
Restructuring charges	(20,304)	(24,546)	—
Change in fair value of common stock warrant liability	34,150	86,926	1,254,218
Change in fair value of equity securities	(43,057)	5,999	—
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	155,350	—	—
Interest income	213,026	204,274	56,756
Interest expense	(32,923)	(24,915)	(30,596)
Other income (expense), net	(18,469)	(90)	9,532
Provision for income taxes	(1,199)	(1,026)	(379)
Segment net loss	(2,713,942)	(2,828,420)	(1,304,460)
Consolidated net loss	$(2,713,942)	$(2,828,420)	$(1,304,460)
Depreciation and amortization expenses were $295.3 million, $233.5 million, and $186.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The long-lived assets by geographic area were as follows (in thousands):

	December 31, 2024	December 31, 2023
United States	$3,314,720	$2,950,154
Foreign	159,778	82,221
Total long-lived assets	$3,474,498	$3,032,375
NOTE 18 – SUBSEQUENT EVENT
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2024, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the consolidated financial statements.

2025 GIB Credit Facility

On February 24, 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.7 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the 2025 GIB Credit Facility.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Certain information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of stockholders, and is incorporated herein by reference.
The Company is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Under this policy, directors, officers and other employees and contractors of the Company and its subsidiaries and other persons who may have access to material nonpublic information are prohibited from engaging in certain transactions relating to Company securities. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.
Item 11. Executive Compensation.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this Annual Report are listed in Item 8 of this Annual Report.
(a)(2)	No financial statement schedules are required to be filed as part of this Annual Report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Annual Report or is not required to be filed as the information is not applicable.
(a)(3)	The exhibits listed on the Exhibit Index to this Annual Report are incorporated herein by reference.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Air Merger Sub, Inc., and Atieva, Inc.	8-K	001-39408	July 26, 2021	2.1

3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-39408	April 25, 2023	3.1

3.2	Second Amended and Restated Bylaws	8-K	001-39408	March 3, 2023	3.2

4.1	Specimen Class A Common Stock Certificate of Lucid Group, Inc.	8-K	001-39408	July 26, 2021	4.1

4.2	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herewith)	8-K	001-39408	August 4, 2020	4.1

4.3	Warrant Agreement, dated July 29, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp IV	8-K	001-39408	August 4, 2020	4.1

4.4	Indenture, dated as of December 14, 2021, between Lucid Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-39408	December 14, 2021	4.1

4.5	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.5 herewith)	8-K	001-39408	December 14, 2021	4.1

4.6	Certificate of Designations of Series A Convertible Preferred Stock of Lucid Group, Inc.	8-K	001-39408	March 29, 2024	3.1

4.7	Certificate of Designations of Series B Convertible Preferred Stock of Lucid Group, Inc.	8-K	001-39408	August 19, 2024	3.1

4.8	Description of Registrant’s Securities	10-K	001-39408	February 28, 2022	4.6

10.1^	Form of Indemnification Agreement	S-4/A	333-254543	May 14, 2021	10.22

10.2^	Lucid Group, Inc. 2021. Performance Bonus Plan	8-K	001-39408	July 26, 2021	10.25

10.3^	Lucid Group, Inc. 2021 Executive Severance Benefit Plan and Summary Plan Description	8-K	001-39408	July 26, 2021	10.26

10.4^	Form of Participation Agreement under the Lucid Group, Inc. 2021 Executive Severance Benefit Plan	8-K	001-39408	July 26, 2021	10.27

10.5^	Lucid Group, Inc. Amended and Restated 2021 Stock Incentive Plan (including the Lucid Group, Inc. 2021 Employee Stock Purchase Plan, attached thereto)	S-8	333-279973	June 5, 2024	99.1

10.6^	Form of Stock Option Agreement under the Second Amended and Restated 2021 Stock Incentive Plan	10-Q	001-39408	November 7, 2023	10.2

10.7^	Form of PSU Agreement under the Second Amended and Restated 2021 Stock Incentive Plan	10-Q	001-39408	November 7, 2023	10.3

10.8^	Form of RSU Agreement under the Second Amended and Restated 2021 Stock Incentive Plan	10-Q	001-39408	November 7, 2023	10.4

10.9	Investor Rights Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Ayar Third Investment Company, Churchill Sponsor IV LLC and the other parties named therein	8-K	001-39408	February 23, 2021	10.1

10.10	Amendment No. 1 to the Investor Rights Agreement, dated November 8, 2022, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	November 8, 2022	10.2

10.11	Amendment No. 2 to the Investor Rights Agreement, dated May 31, 2023, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	June 5, 2023	10.2

10.12	Amendment No. 3 to the Investor Rights Agreement, dated March 29, 2024, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	March 29, 2024	10.1

10.13	Amendment No. 4 to the Investor Rights Agreement, dated August 16, 2024, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	August 19, 2024	10.1

10.14	Amendment No. 5 to the Investor Rights Agreement, dated October 16, 2024, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto					X

10.15	Form of Subscription Agreement	8-K	001-39408	February 23, 2021	10.2

10.16	Amended and Restated Sponsor Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Churchill Sponsor IV LLC, and Michael Klein, Lee Jay Taragin, Glenn R. August, William J. Bynum, Bonnie Jonas, Mark Klein, Malcom S. McDermid and Karen G. Mills	8-K	001-39408	February 23, 2021	10.3

10.17	Promissory Note, dated as of February 22, 2021, by and between Churchill Capital Corp IV and Churchill Sponsor IV LLC	8-K	001-39408	February 23, 2021	10.4

10.18^	Form of Option Agreement under the Lucid Group, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.6

10.19^	Form of RSU Agreement under the Lucid Group, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.7

10.20^	Atieva, Inc. 2009 Share Plan	S-4	333-254543	March 22, 2021	10.8

10.21^	Form of Amended and Restated Notice of Share Option Grant under the Atieva, Inc. 2009 Share Plan	S-4	333-254543	March 22, 2021	10.9

10.22^	Atieva, Inc. 2014 Share Plan, as amended January 11, 2021	S-4	333-254543	March 22, 2021	10.10

10.23^	Form of Amended and Restated Notice of Share Option Grant under the Atieva, Inc. 2014 Share Plan	S-4	333-254543	March 22, 2021	10.11

10.24^	Atieva, Inc. 2021 Stock Incentive Plan, as amended February 22, 2021	S-4	333-254543	March 22, 2021	10.12

10.25^	Form of Stock Option Agreement under the Atieva, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.13

10.26^	Form of RSU Agreement under the Atieva, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.14

10.27^	Form of RSU Agreement under the Atieva, Inc. 2021 Stock Incentive Plan (for Rule 144 Affiliates)	S-4	333-254543	March 22, 2021	10.15

10.28^	Atieva USA, Inc. Severance Benefit Plan	S-4	333-254543	March 22, 2021	10.16

10.29	Lease by and between CADC Partners, LLC and Atieva USA, Inc., dated January 17, 2020	S-4	333-254543	March 22, 2021	10.19

10.30^	Transaction Bonus Letter Agreement, dated March 29, 2021	S-4/A	333-254543	May 14, 2021	10.23

10.31^	Notice of Restricted Stock Unit Grant, dated March 27, 2021	S-4/A	333-254543	May 14, 2021	10.24

10.32^	Offer of Employment to Gagan Dhingra, dated October 29, 2021	10-K	001-39408	February 28, 2022	10.27

10.33^	Offer of Employment to Marc Winterhoff, dated November 7, 2023	10-K	001-39408	February 27, 2024	10.31

10.34^	Separation Agreement between Lucid Group, Inc. and Michael Bell, dated May 5, 2024					X

10.35^	Offer of Employment to Taoufiq Boussaid, dated November 15, 2024					X

10.36^	Offer of Promotion to Gagan Dhingra, dated January 27, 2025					X

10.37#	Loan Agreement, dated as of February 27, 2022, between Lucid LLC and Saudi Industrial Development Fund (English version only)	10-Q	001-39408	May 5, 2022	10.1

10.38#	Side Letter to Loan Agreement, dated as of February 27, 2022, between Lucid LLC and Saudi Industrial Development Fund (English version only)	10-Q	001-39408	May 5, 2022	10.2

10.39	Letter of Undertaking, dated as of April 20, 2022, between Lucid LLC and Ministry of Finance of the Kingdom of Saudi Arabia (English version only)	10-Q	001-39408	May 5, 2022	10.3

10.40	Credit Agreement, dated as of June 9, 2022, by and among Lucid Group, Inc., as the Borrower Representative, the other Borrowers party thereto from time to time, the Lenders and Issuing Banks from time to time party thereto and Bank of America, N.A., as Administrative Agent	8-K	001-39408	June 15, 2022	10.1

10.41	Amendment No. 1 to Credit Agreement, dated as of June 7, 2024, between Lucid Group, Inc., as the Borrower Representative, and Bank of America, N.A., as Administrative Agent	10-Q	001-39408	August 5, 2024	10.2

10.42	Credit Agreement, dated as of August 4, 2024, between Lucid Group, Inc. and Ayar Third Investment Company, as the sole lender and Administrative Agent	8-K	001-39408	August 5, 2024	10.2

10.43	Facilities Letter, entered into as of April 29, 2022, between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)	10-Q	001-39408	August 3, 2022	10.2

10.44	Lease and Option to Purchase between Pinal County, as landlord, and Lucid USA, Inc., as tenant, dated August 10, 2022	10-Q	001-39408	November 8, 2022	10.1

10.45	Subscription Agreement, dated November 8, 2022, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	November 8, 2022	10.1

10.46	Subscription Agreement, dated May 31, 2023, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	June 5, 2023	10.1

10.47	Subscription Agreement, dated March 24, 2024, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	March 25, 2024	10.1

10.48	Subscription Agreement, dated August 4, 2024, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	August 5, 2024	10.1

10.49	Subscription Agreement, dated October 16, 2024, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	October 18, 2024	10.1

10.50	Amendment to the Credit Facility Agreement, entered into on March 12, 2023, between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)	10-Q	001-39408	May 8, 2023	10.1

10.51#	Implementation Agreement, dated June 26, 2023, by and among Lucid Group, Inc., Atieva, Inc., Lucid Group Technologies, LLC, Aston Martin Lagonda Global Holdings plc and Aston Martin Lagonda Limited	10-Q	001-39408	August 7, 2023	10.4

10.52	Electric Vehicle Purchase Agreement, dated August 7, 2023, between the Government of the Kingdom of Saudi Arabia (as Represented by the Ministry of Finance) and Lucid LLC.	10-Q	001-39408	November 7, 2023	10.1

10.53#	General Terms and Conditions for Prototype and Production Parts and Services, effective as of December 1, 2022, by and between Lucid USA, Inc. and Panasonic Energy Co., Ltd.	10-K	001-39408	February 28, 2023	10.34

10.54#	Production Pricing Agreement, effective as of October 1, 2024, by and between Lucid USA, Inc. and Panasonic Corporation of North America doing business as Panasonic Industrial Devices Sales Company of America	10-Q	001-39408	November 7, 2024	10.1

10.55#	Production Pricing Agreement, effective as of October 1, 2024, by and between Lucid USA, Inc. and Panasonic Energy Corporation of North America	10-Q	001-39408	November 7, 2024	10.2

10.56	Affiliate Participation Agreement, effective as of December 1, 2022, by and between Panasonic Corporation of North America doing business as Panasonic Industrial Devices Sales Company of America and Lucid USA, Inc.	10-K	001-39408	February 28, 2023	10.37

10.57	Affiliate Participation Agreement, effective as of December 1, 2022, by and between Panasonic Energy Corporation of North America and Lucid USA, Inc.	10-K	001-39408	February 28, 2023	10.38

10.58#	Interim Supply Agreement, dated June 26, 2023, by and among Lucid Group Technologies, LLC, Atieva, Inc., and Aston Martin Lagonda Limited.	10-K	001-39408	February 27, 2024	10.49

19.1	Lucid Group, Inc. Insider Trading Policy					X

21.1	List of Significant Subsidiaries of Lucid Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					X

23.2	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Lucid Group, Inc. Compensation Recoupment Policy	10-K	001-39408	February 27, 2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

LUCID GROUP, INC.

Date: February 25, 2025	By:	/s/ Gagan Dhingra
Gagan Dhingra
Interim Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 25, 2025	By:	/s/ Marc Winterhoff
Marc Winterhoff
Interim Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2025	By:	/s/ Gagan Dhingra
Gagan Dhingra
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 25, 2025	By:	/s/ Turqi Alnowaiser
Turqi Alnowaiser
Director

Date: February 25, 2025	By:	/s/ Lisa M. Lambert
Lisa M. Lambert
Director

Date: February 25, 2025	By:	/s/ Andrew Liveris
Andrew Liveris
Director

Date: February 25, 2025	By:	/s/ Sherif Marakby
Sherif Marakby
Director

Date: February 25, 2025	By:	/s/ Nichelle Maynard-Elliott
Nichelle Maynard-Elliott
Director

Date: February 25, 2025	By:	/s/ Chabi Nouri
Chabi Nouri
Director

Date: February 25, 2025	By:	/s/ Ori Winitzer
Ori Winitzer
Director

Date: February 25, 2025	By:	/s/ Janet S. Wong
Janet S. Wong
Director