Form 10-Q
period 2025-03-31
Lucid Group, Inc.
filed 2025-05-06
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Number of shares of the registrant’s common stock outstanding at April 30, 2025: 3,050,262,035

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3
	Frequently Used Terms	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	6
	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (Unaudited)	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 5.	Other Information	107
Item 6.	Exhibits	107

SIGNATURES		109

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
•risks related to the construction and expansion of our manufacturing facilities and the increase of our production capacity;
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
•the ongoing need to attract, retain, and motivate key employees, including engineering and management employees, as we have undertaken multiple significant management changes in the past, including our CEO;
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

“2030 Notes” are to the 5.00% Convertible Senior Notes due 2030;

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

“Convertible Senior Notes” refers to the 2026 Notes and the 2030 Notes;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,854,879	$1,606,865
Short-term investments (including $15,000 associated with a related party as of March 31, 2025 and December 31, 2024)	1,756,026	2,424,103
Accounts receivable, net (including $53,793 and $57,909 from a related party as of March 31, 2025 and December 31, 2024, respectively)	90,328	112,025
Inventory	471,407	407,774
Prepaid expenses	51,482	52,951
Other current assets (including $20,676 and $34,503 associated with a related party as of March 31, 2025 and December 31, 2024, respectively)	199,135	270,218
Total current assets	4,423,257	4,873,936
Property, plant and equipment, net	3,322,275	3,262,612
Right-of-use assets	230,780	211,886
Long-term investments (including $50,000 and $20,000 associated with a related party as of March 31, 2025 and December 31, 2024, respectively)	921,588	1,012,223
Other noncurrent assets	294,500	249,443
Investments in equity securities of a related party	25,569	37,831
TOTAL ASSETS	$9,217,969	$9,647,931

LIABILITIES
Current liabilities:
Accounts payable	$121,298	$133,832
Finance lease liabilities, current portion	6,941	6,788
Other current liabilities (including $193,277 and $126,417 associated with related parties as of March 31, 2025 and December 31, 2024, respectively)	1,203,235	1,024,671
Total current liabilities	1,331,474	1,165,291
Finance lease liabilities, net of current portion	75,292	76,096
Common stock warrant liability	6,653	19,514
Long-term debt	2,003,461	2,002,151
Other long-term liabilities (including $122,018 and $121,136 associated with related parties as of March 31, 2025 and December 31, 2024, respectively)	594,922	572,800
Derivative liabilities associated with redeemable convertible preferred stock (related party)	357,725	639,425
Total liabilities	4,369,527	4,475,277
Commitments and contingencies (Note 12)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024, Series A redeemable convertible preferred stock, par value $0.0001; 100,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024; liquidation preference of $1,187,417 and $1,138,825 as of March 31, 2025 and December 31, 2024, respectively (related party)	955,317	730,025
Preferred stock 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024, Series B redeemable convertible preferred stock, par value $0.0001; 75,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024; liquidation preference of $835,075 and $800,442 as of March 31, 2025 and December 31, 2024, respectively (related party)	709,450	569,817
Total redeemable convertible preferred stock	1,664,767	1,299,842

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 3,049,658,556 and 3,032,219,724 shares issued and 3,048,800,731 and 3,031,361,899 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	305	303
Additional paid-in capital	16,477,601	16,808,018
Treasury stock, at cost, 857,825 shares at March 31, 2025 and December 31, 2024	(20,716)	(20,716)
Accumulated other comprehensive income (loss)	5,350	(2,099)
Accumulated deficit	(13,278,865)	(12,912,694)
Total stockholders’ equity	3,183,675	3,872,812
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$9,217,969	$9,647,931
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue (including $5,096 and $51,366 from a related party for the three months ended March 31, 2025 and 2024, respectively)	$235,048	$172,740

Costs and expenses
Cost of revenue	463,560	404,796
Research and development	251,246	284,627
Selling, general and administrative	212,175	213,232
Total cost and expenses	926,981	902,655

Loss from operations	(691,933)	(729,915)

Other income (expense), net
Change in fair value of common stock warrant liability	12,861	27,054
Change in fair value of equity securities of a related party	(13,453)	(19,933)
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	281,700	—
Interest income	52,209	50,631
Interest expense (including $3,700 and $1,381 to a related party for the three months ended March 31, 2025 and 2024, respectively)	(11,883)	(7,501)
Other income (expense), net	2,965	(1,007)
Total other income, net	324,399	49,244
Loss before provision for (benefit from) income taxes	(367,534)	(680,671)
Provision for (benefit from) income taxes	(1,363)	188
Net loss	(366,171)	(680,859)
Accretion of redeemable convertible preferred stock (related party)	(364,925)	(3,901)
Net loss attributable to common stockholders, basic and diluted	$(731,096)	$(684,760)

Weighted-average shares outstanding attributable to common stockholders, basic and diluted	3,036,317,307	2,301,870,644

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.30)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$3,552	$(3,262)
Foreign currency translation adjustments	3,897	(3,988)
Total other comprehensive income (loss)	7,449	(7,250)
Comprehensive loss	(358,722)	(688,109)
Accretion of redeemable convertible preferred stock (related party)	(364,925)	(3,901)
Comprehensive loss attributable to common stockholders	$(723,647)	$(692,010)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2025	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	175,000	$1,299,842	3,031,361,899	$303	$16,808,018	$(20,716)	$(2,099)	$(12,912,694)	$3,872,812
Net loss	—	—	—	—	—	—	—	(366,171)	(366,171)
Other comprehensive income	—	—	—	—	—	—	7,449	—	7,449
Tax withholding payments for net settlement of employee awards	—	—	—	—	(3,277)	—	—	—	(3,277)
Issuance of common stock upon vesting of employee RSUs	—	—	17,090,704	2	(2)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	348,128	—	413	—	—	—	413
Accretion of redeemable convertible preferred stock (related party)	—	364,925	—	—	(364,925)	—	—	—	(364,925)
Stock-based compensation	—	—	—	—	37,374	—	—	—	37,374
Balance as of March 31, 2025	175,000	$1,664,767	3,048,800,731	$305	$16,477,601	$(20,716)	$5,350	$(13,278,865)	$3,183,675

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2024	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	2,299,253,664	$230	$15,066,080	$(20,716)	$4,850	$(10,198,752)	$4,851,692
Net loss	—	—	—	—	—	—	—	(680,859)	(680,859)
Other comprehensive loss	—	—	—	—	—	—	(7,250)	—	(7,250)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(3,242)	—	—	—	(3,242)
Issuance of common stock upon vesting of employee RSUs	—	—	6,259,851	1	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,415,298	—	1,525	—	—	—	1,525
Issuance of Series A redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	100,000	500,549	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	3,901	—	—	(3,901)	—	—	—	(3,901)
Stock-based compensation	—	—	—	—	74,225	—	—	—	74,225
Balance as of March 31, 2024	100,000	$504,450	2,306,928,813	$231	$15,134,686	$(20,716)	$(2,400)	$(10,879,611)	$4,232,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(366,171)	$(680,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,959	68,838
Amortization of insurance premium	8,914	8,589
Non-cash operating lease cost	8,551	7,469
Stock-based compensation	27,515	63,696
Inventory and firm purchase commitments write-downs	147,918	132,298
Change in fair value of common stock warrant liability	(12,861)	(27,054)
Change in fair value of equity securities of a related party	13,453	19,933
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(281,700)	—
Net accretion of investment discounts/premiums	(13,480)	(21,304)
Other non-cash items	2,718	(1,255)
Changes in operating assets and liabilities:
Accounts receivable (including $4,116 and $(49,358) from a related party for the three months ended March 31, 2025 and 2024, respectively)	21,781	(75,196)
Inventory	(206,470)	(21,002)
Prepaid expenses	(7,423)	(11,042)
Other current assets	45,299	3,914
Other noncurrent assets	(45,911)	(4,369)
Accounts payable	(377)	(3,533)
Other current liabilities	116,845	5,107
Other long-term liabilities	14,827	19,025
Net cash used in operating activities	(428,613)	(516,745)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(41,993) and $(6,026) from a related party for the three months ended March 31, 2025 and 2024, respectively)	(161,241)	(198,197)
Purchases of investments (including $(30,000) and nil from a related party for the three months ended March 31, 2025 and 2024, respectively)	(287,029)	(514,548)
Proceeds from maturities of investments	1,062,291	1,030,291
Net cash provided by investing activities	614,021	317,546
Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock to a related party	—	1,000,000
Payment for finance lease liabilities	(554)	(1,081)
Proceeds from borrowings from a related party	66,656	—
Proceeds from exercise of stock options	413	1,525
Tax withholding payments for net settlement of employee awards	(3,277)	(3,242)
Payment for credit facility issuance costs to a related party	(507)	—
Net cash provided by financing activities	62,731	997,202
Net increase in cash, cash equivalents, and restricted cash	248,139	798,003
Beginning cash, cash equivalents, and restricted cash	1,607,052	1,371,507
Ending cash, cash equivalents, and restricted cash	$1,855,191	$2,169,510

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$4,321	$1,031
Cash paid for taxes	$—	$9

Supplemental disclosure of non-cash investing and financing activity:
Increases (decreases) in purchases of property, plant and equipment included in accounts payable and other current liabilities	$(32,911)	$40,464
Government grant (related party) reflected in property, plant and equipment	$—	$(15,047)
Property, plant and equipment and right-of-use assets obtained through leases	$27,813	$4,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2025
NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Lucid Group, Inc. (“Lucid”) is a technology company that is setting new standards with the world’s most advanced electric vehicles (“EV”), the award-winning Lucid Air and all-new Lucid Gravity.
Throughout the notes to the condensed consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Lucid and its subsidiaries.
Liquidity
The Company devotes its efforts to business planning, vehicle sales and servicing, technology access, research and development, construction and expansion of manufacturing facilities, expansion of retail studios and service centers, recruitment of management and technical staff, acquisition of operating assets, and capital raising.
From inception through March 31, 2025, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2025 and 2024, the Company has incurred net losses of $366.2 million and $680.9 million, respectively. The Company had an accumulated deficit of $13.3 billion as of March 31, 2025.
The Company completed the first phase of the construction of its Advanced Manufacturing Plant-1 in Casa Grande, Arizona (“AMP-1”) in 2021, transitioned general assembly to the AMP-1 phase 2 manufacturing facility and completed the semi knocked-down (“SKD”) portion of its Advanced Manufacturing Plant-2 in Saudi Arabia (“AMP-2”) in September 2023. The Company also completed key manufacturing activities, including the paint shop, stamping, a new body shop for the Lucid Gravity, and a majority of the powertrain shop, of the AMP-1 phase 2 manufacturing facility in 2024. The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company began commercial production and deliveries of its second vehicle, the Lucid Gravity, in December 2024. Currently, the AMP-1 phase 2 facility manufactures the Lucid Air and the Lucid Gravity. The Company continues to expand AMP-1, construct the completely-built-up (“CBU”) portion of AMP-2, and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, which is above and beyond the expected cash inflows from the initial sales of the Lucid Air. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
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
In March 2023, the Company amended the GIB Facility Agreement (together with the GIB Facility Agreement, the “2023 Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed $266.1 million revolving credit facility (the “2023 GIB Credit Facility”). In February 2025, Lucid LLC, a limited liability company established in Saudi Arabia and a subsidiary of the Company (“Lucid LLC”), entered into an agreement to renew the 2023 GIB Credit Facility (the “2025 GIB Credit Facility”) maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.5 million). See Note 6 “Debt” for more information.

In May 2023, the Company entered into an underwriting agreement (the “2023 Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase from the Company shares of the Company’s common stock in a public offering for aggregate net proceeds to the Company of $1.2 billion. In May 2023, the Company also entered into a subscription agreement (the “2023 Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), pursuant to which Ayar agreed to purchase from the Company shares of the Company’s common stock in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company completed the public offering pursuant to the 2023 Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated the private placement to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion. See Note 16 “Related Party Transactions” for more information.
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
In October 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with the Underwriter, under which the Underwriter agreed to purchase shares of the Company’s common stock. The Company also granted the Underwriter a 30-day option to purchase additional shares of its common stock (the “Overallotment Option”), and the Underwriter exercised the Overallotment Option to purchase additional shares. In October 2024, the Company also entered into a subscription agreement (the “2024 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of the Company’s common stock in a private placement. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase additional shares of the Company’s common stock. In October 2024, the Company completed the public offering pursuant to the 2024 Underwriting Agreement for aggregate net proceeds of $718.4 million and also consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for aggregate net proceeds of $1,025.7 million. See Note 16 “Related Party Transactions” for more information.
In April 2025, the Company issued $1.10 billion aggregate principal amount of 5.00% convertible senior notes due in April 2030 (the “2030 Notes”) in a private offering. The net proceeds from the offering were approximately $1.08 billion, after deducting debt issuance costs. In connection with the 2030 Notes offering, the Company paid approximately $118.3 million to enter into privately negotiated capped call transactions with certain financial institutions to increase the effective conversion premium to $4.80 per share. See Note 18 “Subsequent Events” for more information.
Contemporaneously with the 2030 Notes offering, the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase approximately $1,052.5 million aggregate principal amount of its 1.25% convertible senior notes due 2026 (the “2026 notes”), using approximately $935.6 million of the net proceeds of the 2030 Notes. See Note 18 “Subsequent Events” for more information.

Certain Significant Risks and Uncertainties
The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully electric vehicles and advanced electric vehicle powertrain components, including battery pack systems, (iii) construction of the CBU portion of AMP-2 in Saudi Arabia, (iv) further construction of AMP-1 phase 2 in Casa Grande, Arizona, (v) expansion of its retail studios and service center capabilities throughout North America and across the globe, and (vi) providing access to its technology to third parties. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; the need to further develop its supply chain and manufacturing; and the need to hire additional management and other employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing on commercially reasonable terms.
The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse impact on the Company’s future financial position, results of operations, and/or cash flows: changes in the overall demand for its products and services; advances and trends in new technologies; competitive pressures; acceptance of the Company’s products and services; litigation or claims against the Company based on intellectual property (including patents); supply chain challenges and uncertainties; uncertainties surrounding trade policies as well as domestic and foreign tariffs; political, regulatory, social, environmental and economic conditions or other factors; and the Company’s ability to attract and retain employees necessary to support its business operations.

A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of trade war, persistent inflation, political uncertainty, global conflicts or other geopolitical events, public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future domestic or global economic conditions may cause the Company’s customers to defer purchases or cancel their orders in response to higher interest rates, limited availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for the Company’s products may result in significant decreases in product sales, which in turn would have a material adverse impact on the Company’s business, prospects, financial condition and results of operations. Because of the Company’s premium brand positioning and pricing, an economic recession or downturn is likely to have a heightened adverse effect on the Company compared to many of its electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession, downturn or other adverse economic conditions, as well as uncertainties surrounding domestic and foreign tariffs, could also cause supply chain and logistical challenges and other operational risks if any of the Company’s suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to the Company, or meet the Company’s future demand. Taken together, uncertainties surrounding tariffs, coupled with supply chain challenges and the potential difficulty of passing costs to customers or sharing the burden with suppliers, could reduce demand for the Company’s products and have a material adverse effect on the Company’s business, prospects, results of operations and financial condition. In addition, the deterioration of conditions in the broad financing markets may limit the Company’s ability to obtain external financing to fund its operations and capital expenditures on terms favorable to the Company, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q (the “Quarterly Report”) for more information regarding risks associated with a global economic recession.
In the current circumstances, any impact on the Company’s financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on February 25, 2025.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.
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
Reclassifications
Certain prior-period amount has been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,854,879	$1,606,865
Restricted cash included in other current assets	13	14
Restricted cash included in other noncurrent assets	299	173
Total cash, cash equivalents, and restricted cash	$1,855,191	$1,607,052
Accounts Receivable, Net
Accounts receivable consists of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits, services, and regulatory credits. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded immaterial allowance for credit losses as of March 31, 2025 and December 31, 2024.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but its deposits exceed federally insured limits. As of March 31, 2025 and December 31, 2024, accounts receivable from the EV purchase agreement with the Government of Saudi Arabia, a related party of the Public Investment Fund (“PIF”), which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 59.6% and 51.7% of the total accounts receivable balance, respectively. See Note 16 “Related Party Transactions” for more information.
Concentration of Supply Risk
The Company is dependent on its suppliers, the majority of which are single-source suppliers. The inability of these suppliers to deliver necessary components of its products according to the schedule and at prices, quality levels and volumes acceptable to the Company, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of trade war or otherwise, or its inability to efficiently manage these components, or the unavailability of stable domestic suppliers, could have a material adverse effect on the Company’s results of operations and financial condition.
Revenue from Contracts with Customers
Vehicle Sales
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of electric vehicles to customers. Vehicle sales without RVG totaled $35.2 million and $67.5 million during the three months ended March 31, 2025 and 2024, respectively. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified OTA software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally four years. Payment is typically received at the time of delivery or shortly after delivery of the vehicle to the customer, except for vehicle sales under the EV Purchase Agreement. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer.
At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future product returns. Return rate estimates are based on historical experience and the sales return reserve balance was not material as of March 31, 2025 and December 31, 2024.

Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partners in connection with its vehicle leasing program. Vehicle sales with RVG totaled $133.1 million and $89.5 million during the three months ended March 31, 2025 and 2024, respectively. Under the vehicle leasing program, the Company generally receives payment for the vehicle sales price at the time of delivery or shortly after the delivery. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations. Any fees or incentives that are paid or payable by the Company to commercial banking partners are recognized as a reduction to vehicle sales revenue. The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated RVG liability. The Company recorded $66.9 million and $58.0 million of RVG liabilities as of March 31, 2025 and December 31, 2024, respectively. As the Company accumulates more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that the Company could be required to make was $470.0 million and $401.1 million as of March 31, 2025 and December 31, 2024, respectively.
Vehicle Operating Lease Revenue
The Company accounts for sales of vehicles with repurchase obligations as operating leases. The Company sells vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed upon repurchase price. The Company records the difference between the proceeds received and the agreed upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets, and were not material as of March 31, 2025 and December 31, 2024. The operating lease revenue was not material for the three months ended March 31, 2025 and 2024.
Sale and Leaseback Transactions
The Company enters into sales and leaseback transactions in which the Company transfers control of vehicles to rental companies and simultaneously leases them back as operating leases. The Company recognizes revenue related to the vehicles under the arrangement when the rental companies obtain control of the vehicles and separately recognize the leaseback obligations based on the present value of the future payments to the rental companies. The Company also records right-of-use assets which are amortized over the term of the leaseback. Operating lease expense is recognized on a straight-line basis over the term of the leaseback.
During the three months ended March 31, 2025 and 2024, the Company recorded revenue of $25.9 million and $6.5 million, respectively, from sale and leaseback transactions. Operating lease expenses were not material.
Vehicle Sales Deferred Revenue
As of March 31, 2025 and December 31, 2024, the Company recorded $59.1 million and $53.3 million of total deferred revenue from all vehicle sales primarily related to OTA and remarketing activities for vehicle sales, respectively. The Company recorded $21.6 million and $18.5 million of the total deferred revenue within other current liabilities and the remaining $37.5 million and $34.8 million within other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. Revenue recognized that was included in the deferred revenue at the beginning of the period was not material during the three months ended March 31, 2025 and 2024.
Other
Other consists of revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits. The Company generates regulatory credits revenue from the sale of tradable credits the Company earns under various regulations. This include credits related to zero emission vehicles and greenhouse gas, and the Corporate Average Fuel Economy credits. Regulatory credit revenue totaled $31.5 million and $5.4 million during the three months ended March 31, 2025 and 2024.

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
Except for the policies described above, there have been no significant changes to accounting policies during the three months ended March 31, 2025.
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
In March 2024, the SEC issued its final rule that requires certain climate-related disclosures in annual reports, including governance, oversight, and risk management processes on material climate-related risks; material impact of climate risks on the Company’s strategy, business model, and outlook; material climate targets and goals; and material financial statements impacts due to severe weather events and other natural conditions. In April 2024, the SEC stayed implementation of the final rule pending completion of judicial review. In March 2025, the SEC stated that it has ended its defense of the rule. The Company continues to monitor the status of these rules.
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

NOTE 3 - RESTRUCTURING
On May 24, 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2024 Restructuring Plan during the first quarter of 2025.
On March 28, 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2023 Restructuring Plan during the first quarter of 2024.
A summary of restructuring liabilities associated with the restructuring plans was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Restructuring liabilities - beginning of period	$267	$54
Restructuring charges excluding non-cash items	—	—
Cash payments	(267)	(54)
Restructuring liabilities - end of period	$—	$—
As of March 31, 2025 and December 31, 2024, the restructuring liabilities associated with the 2024 Restructuring Plan were nil and immaterial, respectively.
NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$230,334	$160,532
Work in progress	85,561	36,628
Finished goods	155,512	210,614
Total Inventory	$471,407	$407,774
Inventory as of March 31, 2025 and December 31, 2024 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and internally used vehicles which the Company intends to sell. The Company recorded write-downs of $151.6 million and $137.8 million for the three months ended March 31, 2025 and 2024, respectively, to reduce its inventories to its net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments (“LCNRV”). While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact the Company’s financial results.

Property, plant and equipment, net
Property, plant and equipment, net as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31, 2025	December 31, 2024
Land and land improvements	$70,967	$70,967
Building and improvements(1)	1,074,843	1,075,349
Machinery, tooling and vehicles(2)(3)	2,043,832	1,720,517
Computer equipment and software	113,707	105,012
Leasehold improvements	271,162	268,091
Furniture and fixtures	52,112	51,238
Finance leases	88,101	86,852
Construction in progress	492,266	672,534
Total Property, plant and equipment	4,206,990	4,050,560
Less accumulated depreciation and amortization	(884,715)	(787,948)
Property, plant and equipment, net	$3,322,275	$3,262,612
(1) As of March 31, 2025 and December 31, 2024, $127.5 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance, respectively. See Note 16 “Related Party Transactions” for more information.
(2) Included $39.5 million of service loaner vehicles as of March 31, 2025 and December 31, 2024.
(3) Included $27.2 million and $34.7 million of operating lease vehicles sold to rental companies as of March 31, 2025 and December 31, 2024, respectively.
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

	March 31, 2025	December 31, 2024
Machinery and tooling	$309,510	$561,858
Construction of AMP-1 and AMP-2(1)	144,525	78,254
Leasehold improvements and other	38,231	32,422
Total construction in progress	$492,266	$672,534
(1) As of March 31, 2025 and December 31, 2024, $67.3 million, of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance. See Note 16 “Related Party Transactions” for more information.
Depreciation and amortization expense was $98.0 million and $68.8 million for the three months ended March 31, 2025 and 2024, respectively. The amount of interest capitalized on construction in progress related to significant capital asset construction was not material for the three months ended March 31, 2025 and 2024.

Other current liabilities
Other current liabilities as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Engineering, design, and testing accrual	$45,322	$53,666
Construction in progress	44,783	39,043
Accrued compensation	207,591	201,880
Accrued purchases(1)	128,380	31,318
Retail leasehold improvements accrual	2,234	3,589
Third-party services accrual	29,541	26,353
Tooling liability	85,389	110,249
Short-term borrowings	193,277	126,417
Operating lease liabilities, current portion	42,285	35,596
Reserve for loss on firm inventory purchase commitments	107,125	119,672
Accrued warranty	35,777	36,752
Deferred revenue(2)	21,600	18,473
Other current liabilities	259,931	221,663
Total other current liabilities	$1,203,235	$1,024,671
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
(2) Represent deferred revenue from vehicle sales primarily related to OTA and remarketing activities.
Other long-term liabilities
Other long-term liabilities as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease liabilities, net of current portion	$236,916	$229,835
Other long-term liabilities(1)(2)	358,006	342,965
Total other long-term liabilities	$594,922	$572,800
(1) As of March 31, 2025 and December 31, 2024, $113.4 million and $112.7 million of deferred revenue was recorded within other long-term liabilities in the condensed consolidated balance sheets, respectively, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 16 “Related Party Transactions” for more information.
(2) Included accrued warranty balance of $81.1 million and $75.7 million as of March 31, 2025 and December 31, 2024, respectively.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Accrued warranty - beginning of period(2)	$112,478	$46,076
Warranty costs incurred	(7,914)	(18,068)
Provision for warranty(1)	12,312	20,155
Accrued warranty - end of period(2)	$116,876	$48,163

(1) Provision for warranty for the three months ended March 31, 2025 and 2024 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties.
(2) Accrued warranty balance of $35.8 million and $36.8 million was recorded within other current liabilities, and $81.1 million and $75.7 million was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

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
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$655,680	$—	$—	$655,680	$655,680	$—	$—
Level 1:
Money market funds	962,608	—	—	962,608	962,608	—	—
U.S. Treasury securities	1,623,916	4,094	(56)	1,627,954	116,247	1,076,832	434,875
Subtotal	2,586,524	4,094	(56)	2,590,562	1,078,855	1,076,832	434,875
Level 2:
Certificates of deposit	3,101	—	—	3,101	—	3,101	—
Time deposits(1)	515,000	—	—	515,000	60,000	405,000	50,000
Commercial paper	77,417	3	(8)	77,412	44,688	32,724	—
Corporate debt securities	688,180	2,629	(71)	690,738	15,656	238,369	436,713
Subtotal	1,283,698	2,632	(79)	1,286,251	120,344	679,194	486,713
Total	$4,525,902	$6,726	$(135)	$4,532,493	$1,854,879	$1,756,026	$921,588
(1) Included $15.0 million and $50.0 million of time deposits with GIB in short-term investments and long-term investments, respectively. GIB is a related party of the PIF, which is an affiliate of Ayar. See Note 16 “Related Party Transactions” for more information.

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
(1) Included $15.0 million and $20.0 million of time deposits with GIB in short-term investments and long term investments, respectively. See Note 16 “Related Party Transactions” for more information.
During the three months ended March 31, 2025 and 2024, there were immaterial gross realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $24.3 million and $19.6 million as of March 31, 2025 and December 31, 2024, respectively, and was recorded in other current assets on its condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.
The following table summarizes our available-for-sale securities by contractual maturity:

	March 31, 2025
	Amortized cost	Estimated Fair Value
Within one year	$1,754,210	$1,756,026
After one year through three years	916,805	921,588
Total	$2,671,015	$2,677,614
On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded fair values of $25.6 million and $37.8 million within investments in equity securities of a related party in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. During the three months ended March 31, 2025 and 2024, the Company recognized unrealized losses of $13.5 million and $19.9 million, respectively, in change of fair value of equity securities of a related party in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2025 and 2024, the Company also recognized an unrealized foreign currency gain of $1.3 million and an unrealized foreign currency loss of $0.8 million, respectively, related to these equity securities in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. See Note 16 “Related Party Transactions” for more information.
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

The following table presents a reconciliation of the common stock warrant liability measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended March 31,
	2025	2024
Fair value-beginning of period	$19,514	$53,664
Change in fair value	(12,861)	(27,054)
Fair value-end of period	$6,653	$26,610
The following table presents a reconciliation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended March 31,
	2025		2024
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability
Fair value-beginning of period	$408,800	$230,625	$—
Issuance	—	—	497,100
Change in fair value	(176,700)	(105,000)	—
Fair value-end of period	$232,100	$125,625	$497,100
NOTE 6 – DEBT
2026 Notes
In December 2021, the Company issued an aggregate of $2,012.5 million principal amount of 1.25% convertible senior notes due in December 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, at an issuance price equal to 99.5% of the principal amount of 2026 Notes. The Company has designated the 2026 Notes as green bonds, whose proceeds will be allocated in accordance with the Company’s green bond framework. The 2026 Notes were issued pursuant to and are governed by an indenture dated December 14, 2021, between the Company and U.S. Bank National Association as the trustee. The proceeds from the issuance of the 2026 Notes were $1,986.6 million, net of the issuance discount and debt issuance costs.
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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2026 Notes as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Principal Amount	$2,012.5	$2,012.5
Unamortized Debt Discounts and Issuance Costs	(9.0)	(10.3)
Net Carrying Amount	$2,003.5	$2,002.2

Fair Value (Level 2)	$1,599.9	$1,579.8
The effective interest rate for the 2026 Notes is 1.5%. The components of interest expense related to the 2026 Notes were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Contractual interest	$6.3	$6.3
Amortization of debt discounts and debt issuance costs	1.3	1.3
Interest expense	$7.6	$7.6
The 2026 Notes were not eligible for conversion as of March 31, 2025 and December 31, 2024. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of March 31, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the indenture governing the 2026 Notes. In April 2025, the Company repurchased a portion of the 2026 Notes. See Note 18 “Subsequent Events” for more information.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of March 31, 2025 and December 31, 2024, no amount was outstanding under the SIDF Loan Agreement.

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
On March 12, 2023, Lucid LLC entered into the 2023 Amended GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1.0 billion (approximately $266.1 million) 2023 GIB Credit Facility which may be used for general corporate purposes. Loans under the 2023 Amended GIB Credit Facility Agreement had a maturity of no more than 12 months and bore interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. Under the 2023 Amended GIB Credit Facility Agreement, the Company was required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the 2023 GIB Credit Facility.
On February 24, 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.5 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the 2025 GIB Credit Facility. Commitments under the 2025 GIB Credit Facility will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2025 GIB Credit Facility.
The commitment fees for the three months ended March 31, 2025 and 2024 were not material. The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of March 31, 2025 and December 31, 2024, the Company had outstanding borrowings of SAR 725 million (approximately $193.3 million) and SAR 475 million (approximately $126.4 million), respectively. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.84% and 7.04% as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, availability under the GIB credit facility was SAR 1,174 million (approximately $312.8 million) and SAR 523 million (approximately $139.2 million), respectively, after giving effect to the outstanding letters of credit. The Company recorded interest expense of $2.5 million during the three months ended March 31, 2025. The interest expense recorded for the three months ended March 31, 2024 was not material. As of March 31, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the GIB credit facility.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of March 31, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the ABL Credit Facility.

As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $58.3 million and $56.9 million as of March 31, 2025 and December 31, 2024, respectively. Availability under the ABL Credit Facility was $333.2 million (including $193.1 million cash and cash equivalents) and $354.9 million (including $191.1 million cash and cash equivalents) as of March 31, 2025 and December 31, 2024, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheets and amortized over the facility term using the straight-line method. Commitment fee and amortization of the deferred issuance costs were not material for the three months ended March 31, 2025 and 2024.
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
The DDTL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of March 31, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the DDTL Credit Facility.
As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the DDTL Credit Facility. The Company incurred issuance costs of $6.2 million to obtain the DDTL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheet and amortized over the facility term using the straight-line method. Commitment fee and amortization of the deferred issuance costs were not material for the three months ended March 31, 2025.
NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and were remeasured to a fair value of $19.5 million as of December 31, 2024. The Private Placement Warrants remained unexercised and were remeasured to a fair value of $6.7 million as of March 31, 2025. The Company recognized gains of $12.9 million and $27.1 million for the three months ended March 31, 2025 and 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss.
The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and was as follows:

	March 31, 2025	December 31, 2024
Fair value of Private Placement Warrants per share	$0.15	$0.44
Assumptions used in the Black-Scholes option pricing model take into account the contract terms as well as the quoted price of the Company’s common stock in an active market. The volatility is based on the Company’s historical volatility. The expected life is based on the remaining contractual term of the warrants, and the risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the warrants’ expected life. The level 3 fair value inputs used in the Black-Scholes option pricing models were as follows:

	March 31, 2025	December 31, 2024
Volatility	90.0%	95.0%
Expected term (in years)	1.3	1.6
Risk-free rate	4.0%	4.2%
Dividend yield	—%	—%

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

Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Redeemable Convertible Preferred Stock if all shares of the Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of March 31, 2025 and December 31, 2024, the liquidation preference of the Series A Redeemable Convertible Preferred Stock was $1,187.4 million and $1,138.8 million, respectively. As of March 31, 2025 and December 31, 2024, the liquidation preference of the Series B Redeemable Convertible Preferred Stock was $835.1 million and $800.4 million, respectively.

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

While the Redeemable Convertible Preferred Stock is callable after five years at the Company’s option, the Redeemable Convertible Preferred Stock is considered redeemable at the option of Ayar and was classified as mezzanine equity, because it is the majority shareholder of the Company. The Company recorded the Series A Redeemable Convertible Preferred Stock initially at its issuance price, net of issuance costs of $2.4 million and net of the initial value of the bifurcated derivative liability of $497.1 million. The Company also recorded the Series B Redeemable Convertible Preferred Stock initially at its issuance price, net of issuance costs of $0.6 million and net of the initial value of the bifurcated derivative liability of $297.7 million.

The Company accretes the Redeemable Convertible Preferred Stock to its redemption value, which is greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period. During the three months ended March 31, 2025 and 2024, the Company recorded accretion of $225.3 million and $3.9 million, respectively, related to the Series A Redeemable Convertible Preferred Stock. During the three months ended March 31, 2025, the Company recorded accretion of $139.6 million related to the Series B Redeemable Convertible Preferred Stock. Accretion of the Redeemable Convertible Preferred Stock was reflected as adjustments to additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. The carrying value of the Series A Redeemable Convertible Preferred Stock was $955.3 million and $730.0 million as of March 31, 2025 and December 31, 2024, respectively. The carrying value of the Series B Redeemable Convertible Preferred Stock was $709.5 million and $569.8 million as of March 31, 2025 and December 31, 2024, respectively.

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
As of March 31, 2025 and December 31, 2024, the derivative liabilities for the Redeemable Convertible Preferred Stock were remeasured to fair value of $357.7 million and $639.4 million, comprising of $232.1 million and $408.8 million related to Series A Redeemable Convertible Preferred Stock and $125.6 million and $230.6 million related to Series B Redeemable Convertible Preferred Stock, respectively. The Company recognized gains of $281.7 million for the three months ended March 31, 2025 in change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss.
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

The level 3 fair value inputs used in the valuation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock were as follows:

	March 31, 2025		December 31, 2024
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability
Volatility	40.0%	40.0%	40.0%	40.0%
Credit spread	19.9%	19.9%	17.9%	17.9%
Stock price	$2.42	$2.42	$3.02	$3.02
Term (in years)	4.0	4.4	4.2	4.6
Risk-free rate	3.9%	3.9%	4.3%	4.4%
NOTE 9 – STOCKHOLDERS’ EQUITY
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from Board of Directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the three months ended March 31, 2025 and 2024.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of March 31, 2025 was as follows:

March 31, 2025
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	26,448,176
Restricted stock units outstanding	95,006,297
Shares available for future grants under equity plans	36,653,536
If-converted common shares from 2026 Notes	36,737,785
If-converted common shares from Series A redeemable convertible preferred stock	304,262,653
If-converted common shares from Series B redeemable convertible preferred stock	181,087,965
Total shares of common stock reserved	724,546,412

NOTE 10 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the three months ended March 31, 2025 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2024	26,894,103	$1.84	4.4	$48,886
Options exercised	(348,128)	1.20
Options canceled	(97,799)	7.77
Balance as of March 31, 2025	26,448,176	$1.82	4.10	$34,395
Options vested and exercisable as of March 31, 2025	24,511,625	$1.41	3.99	$34,395
As of March 31, 2025, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $6.1 million, and is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units (“RSUs”)
A summary of RSUs activity for the three months ended March 31, 2025 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2024	87,969,008	15,996,461	103,965,469	$4.83
Granted	11,517,577	1,623,784	13,141,361	2.79
Vested	(14,714,822)	(3,935,706)	(18,650,528)	5.52
Cancelled/Forfeited	(3,171,780)	(278,225)	(3,450,005)	4.00
Balance as of March 31, 2025	81,599,983	13,406,314	95,006,297	$4.44
As of March 31, 2025, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $276.4 million, which is expected to be recognized over a weighted-average period of 1.6 years.
In 2021, the Company granted performance-based RSUs to the former CEO and they were subject to performance and market conditions. The performance condition was satisfied upon the closing of the merger. The Company recognized compensation expense using a graded vesting attribution method over the derived service period for the former CEO’s performance-based awards. Stock-based compensation expense was recognized when the relevant performance condition was considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the performance-based awards of the former CEO for four of the five tranches and certified by the Board of Directors, representing an aggregate of 13,934,271 performance RSUs. The unamortized expense of $8.2 million as of December 31, 2022 for the fifth tranche, representing 2,090,140 RSUs, was fully recognized during the year ended December 31, 2023.
The Company granted 13,834,748 shares of the time-based RSUs to the former CEO that would vest in sixteen equal quarterly installments, beginning on December 5, 2021, and were subject to continuous employment. The Company recognized compensation expense for these time-based RSUs on a graded vesting schedule over the requisite vesting period. The Company withheld approximately 0.5 million shares of common stock for the three months ended March 31, 2025 and 2024, by net settlement to meet the related tax withholding requirements related to the former CEO’s time-based RSUs. In February 2025, the Company announced the former CEO’s resignation and transition. In connection with this transition, the Company recorded a reversal of $41.6 million related to previously recognized stock-based compensation expenses for his unvested time-based RSUs, resulted from modification accounting. As of March 31, 2025, there were no unrecognized stock-based compensation expenses related to the time-based RSUs.

The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and/or individual performance and (ii) a service condition which will be met generally over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and/or individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. The Company recorded stock-based compensation expenses of $8.9 million and $4.7 million during the three months ended March 31, 2025 and 2024, respectively, related to these performance-based RSUs. As of March 31, 2025, the unamortized expense for the performance-based RSUs was $19.3 million, which will be recognized over a weighted-average period of 1.1 years primarily contingent upon realization of the corporate performance conditions.
Employee Stock Purchase Plan (“ESPP”)
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of March 31, 2025, unrecognized stock-based compensation cost related to the ESPP was $25.0 million which is expected to be recognized over a weighted-average period of 1.7 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three months ended March 31, 2025 and 2024, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,122	$912
Research and development	34,821	37,533
Selling, general and administrative	(8,428)	25,251
Total	$27,515	$63,696
The Company capitalized stock-based compensation expenses of $9.9 million and $10.5 million for the three months ended March 31, 2025 and 2024, respectively, primarily as part of the cost of inventory.
NOTE 11 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of March 31, 2025 and December 31, 2024, assets associated with the finance lease were $79.3 million. As of March 31, 2025 and December 31, 2024, liabilities associated with the finance lease were $78.6 million and $80.0 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Operating leases:
Right-of-use assets	$230,780	$211,886

Other current liabilities	$42,285	$35,596
Other long-term liabilities	236,916	229,835
Total operating lease liabilities	$279,201	$265,431

Finance leases:
Property, plant and equipment, net	$83,605	$82,823
Total finance lease assets	$83,605	$82,823

Finance lease liabilities, current portion	$6,941	$6,788
Finance lease liabilities, net of current portion	75,292	76,096
Total finance lease liabilities	$82,233	$82,884
The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense:
Operating lease expense (1)	$16,481	$15,010
Variable lease expense	570	447

Finance lease expense:
Amortization of leased assets	$549	$1,019
Interest on lease liabilities	1,189	1,169
Total finance lease expense	$1,738	$2,188
Total lease expense	$18,789	$17,645
(1) Excluded short-term leases, which were not material.
Other information related to leases where the Company is the lessee was as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	6.1	6.2
Finance leases	1.4	1.6

Weighted-average discount rate:
Operating leases	11.79%	11.87%
Finance leases	5.80%	5.73%

As of March 31, 2025, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2025 (remainder of the year)	$52,999	$4,271
2026	73,194	83,340
2027	60,572	880
2028	56,919	68
2029	50,523	8
Thereafter	103,219	—
Total minimum lease payments	397,426	88,567
Less: Interest	(118,225)	(6,334)
Present value of lease obligations	279,201	82,233
Less: Current portion	(42,285)	(6,941)
Long-term portion of lease obligations	$236,916	$75,292
As of March 31, 2025, the Company entered into additional leases for facilities and equipment that have not yet commenced with undiscounted future lease payments of $17.5 million. The leases are expected to commence in 2025 and 2026.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of March 31, 2025 and December 31, 2024, the Company had $1.2 billion and $1.0 billion in commitments related to AMP-1 and AMP-2 plant and equipment, respectively. These commitments represent future expected payments on open purchase orders entered into as of March 31, 2025 and December 31, 2024.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. On October 1, 2024, the Company entered into amendments (the “Amendments”) to certain battery-supply agreements with Panasonic Energy Co., Ltd. and certain of its affiliates. As of March 31, 2025, pursuant to the terms of the Amendments, the Company had remaining minimum purchase commitments of an aggregate of approximately $2.6 billion, calculated using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. The estimated future payments having a remaining term in excess of one year as of March 31, 2025 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2025 (remainder of the year)	$154,753
2026	277,043
2027	375,320
2028	459,437
2029	452,929
Thereafter	926,759
Total	$2,646,241
Legal Matters
From time-to-time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.

On April 1, 2022, and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws in the United States District Court for the Northern District of California against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided from late 2021 to early 2022. The two matters were consolidated as In re Lucid Group, Inc. Securities Litigation. The consolidated complaint named Lucid Group, Inc. and the Company’s former chief executive officer and former chief financial officer as defendants, and generally alleged that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021, and August 3, 2022. Defendants filed a motion to dismiss on February 23, 2023. On August 8, 2024, the Court granted in part and denied in part the motion to dismiss. On September 20, 2024, Plaintiffs filed an amended consolidated complaint, which named the Company and its former chief executive officer as defendants. Defendants filed a motion to dismiss the Amended Consolidated Complaint, in part, on December 6, 2024. A hearing on the motion to dismiss is currently scheduled for May 1, 2025. Defendants believe that the plaintiffs’ claims are without merit and intend to defend themselves vigorously, but they cannot ensure that their efforts to partially dismiss the amended consolidated complaint will be successful or that they will ultimately avoid liability in this matter.
Eight purported shareholders have filed derivative cases in various courts putatively on behalf of the Company against certain of the Company’s current and former directors based on allegations similar to those in the In re Lucid Group, Inc. Securities Litigation action. These cases raise claims such as a breach of fiduciary duty, unjust enrichment, waste of corporate assets, and aiding and abetting a breach of fiduciary duty. On July 11, 2022, a derivative case raising such claims was filed in the Superior Court of California, Alameda County, and is currently stayed. Between September 2024 and December 2024, three other derivative lawsuits were filed in the Delaware Court of Chancery raising similar claims. Two were consolidated into a single action, and all three cases are stayed. Between January 29, 2025, and February 7, 2025, two other derivative lawsuits were filed in the Northern District of California also raising similar claims. The parties have submitted a stipulation to consolidate and stay the cases. Between February 28, 2025, and March 7, 2025, two other derivative lawsuits raising similar claims were also filed in the United States District Court for the District of Delaware.
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
Furthermore, while we have registered and applied for trademarks in an effort to protect our brand and goodwill with customers, competitors or other third parties have previously opposed, currently oppose, and may continue to oppose our trademark applications or otherwise challenge our use of the trademarks and other brand names in which we have invested. Such oppositions and challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. In addition, we may lose our trademark or be unable to submit specimens of use by the applicable deadline to perfect such trademark rights.
At this time, the Company does not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, including the matters referenced above, to be material to the Company’s business or likely to result in a material adverse effect on its future operating results, financial condition or cash flows should such proceedings be resolved unfavorably.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $73.0 million and $72.6 million as of March 31, 2025 and December 31, 2024, respectively, for which no liabilities are recorded in the condensed consolidated balance sheets.

NOTE 13 - INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using its effective tax rate that arise during the period. The Company’s quarterly tax provision is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, the valuation allowance against deferred tax assets, and tax law developments.
The Company’s effective tax rate was 0.4% and 0.0% for the three months ended March 31, 2025 and 2024, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
NOTE 14 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(366,171)	$(680,859)
Accretion of redeemable convertible preferred stock (related party)	(364,925)	(3,901)
Net loss attributable to common stockholders, basic and diluted	$(731,096)	$(684,760)

Weighted-average shares outstanding attributable to common stockholders, basic and diluted	3,036,317,307	2,301,870,644

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.30)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	March 31,
Excluded Securities	2025	2024
Private Placement Warrants to purchase common stock	44,350,000	44,350,000
Options outstanding to purchase common stock	26,448,176	31,299,940
RSUs outstanding	86,525,244	58,879,709
Employee stock purchase plan	24,143,443	15,503,221
If-converted common shares from 2026 Notes	36,737,785	36,737,785
If-converted common shares from Series A redeemable convertible preferred stock	304,262,653	278,148,643
If-converted common shares from Series B redeemable convertible preferred stock	181,087,965	—
Total	703,555,266	464,919,298
The 8,481,053 and 5,638,704 shares of common stock equivalents subject to RSUs are excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market or corporate and individual performance conditions have not been satisfied as of March 31, 2025 and 2024, respectively.
NOTE 15 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material for the three months ended March 31, 2025 and 2024.

NOTE 16 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of the PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in 2047. The right-of-use asset related to this lease was $4.2 million as of March 31, 2025 and December 31, 2024. The lease liability was $6.2 million and $6.1 million as of March 31, 2025 and December 31, 2024, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three months ended March 31, 2025 and 2024 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of the PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in 2029. The right-of-use asset related to this lease was $1.9 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively. The lease liability was $2.5 million and $2.4 million as of March 31, 2025 and December 31, 2024. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three months ended March 31, 2025 and 2024 was immaterial.
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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, the Company recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. During the three months ended March 31, 2025, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
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
In February 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.5 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes. See Note 6 “Debt” for more information.

Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of the PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred to date under these agreements were SAR 1,074.8 million (approximately $286.5 million) and SAR 865.2 million (approximately $230.3 million) as of March 31, 2025 and December 31, 2024, respectively. Net advance payments made to Al Bawani under these agreements were SAR 77.6 million (approximately $20.7 million) and SAR 129.6 million (approximately $34.5 million) as of March 31, 2025 and December 31, 2024, respectively, and was recorded within other current assets in the condensed consolidated balance sheets.
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
Common stock acquired by Ayar under the 2023 Subscription Agreement, 2024 Subscription Agreement, the Redeemable Convertible Preferred Stock acquired by Ayar under the Series A Subscription Agreement and the Series B Subscription Agreement, and the common stock issuable upon conversion thereof are subject to the Investor Rights Agreement dated February 22, 2021 (as amended from time-to-time, the “Investor Rights Agreement”), which governs the registration for resale of such common stock and the Redeemable Convertible Preferred Stock.
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
The Company received a payment of SAR 8.8 million (approximately $2.3 million) in cash during the year ended December 31, 2023 and recorded $1.8 million of deferred liability within other current liabilities in the consolidated balance sheet as of December 31, 2023. The Company received a payment of SAR 10.9 million (approximately $2.9 million) in cash during the year ended December 31, 2024. The deferred liability was nil as of December 31, 2024 and the Company recorded the remaining deferred liability balance as a deduction to operating expenses in the consolidated statement of operations and comprehensive loss. The Company received a payment of SAR 4.8 million (approximately $1.3 million) in cash during the three months ended March 31, 2025. The deferred liability recorded within other current liabilities in the condensed consolidated balance sheet as of March 31, 2025 was immaterial. The deduction recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss was not material for the three months ended March 31, 2025 and 2024.

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
The Company recognized net vehicle sales amount of SAR 19.1 million (approximately $5.1 million) and SAR 192.6 million (approximately $51.4 million) during the three months ended March 31, 2025 and 2024, respectively. The deferred revenue from the vehicle sales was primarily related to OTA and was recorded within other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the deferred revenue balance was not material. The Company recorded amounts due from the Purchaser of SAR 201.8 million (approximately $53.8 million) and SAR 217.6 million (approximately $57.9 million) in accounts receivable, net in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. See “Vehicle Sales without Residual Value Guarantee” section under Note 2 “Summary of Significant Accounting Policies” for the revenue recognition policies.
Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of the PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance) and the first cash installment of $33.0 million. These shares were initially measured at a fair value of $73.2 million. As of March 31, 2025 and December 31, 2024, the Company remeasured the shares and recorded fair values of $25.6 million and $37.8 million within investments in equity securities of a related party in the condensed consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $5.8 million from inception through March 31, 2025. The Company recorded accounts receivable of $1.4 million in the condensed consolidated balance sheet as of March 31, 2025. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of March 31, 2025 and December 31, 2024, the Company recorded $113.4 million and $112.7 million as deferred revenue primarily within other long-term liabilities in the condensed consolidated balance sheets, respectively. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million.
DDTL Credit Facility
In August 2024, the Company entered into a $750.0 million five year DDTL Credit Facility with Ayar, which may be used for working capital and general corporate purposes. See Note 6 “Debt” for more information.
Time Deposit
The Company purchases time deposits with GIB from time-to-time. GIB is a related party of the PIF, which is an affiliate of Ayar. As of March 31, 2025 and December 31, 2024, the Company recorded time deposit balance of $15.0 million within short-term investments, and $50.0 million and $20.0 million within other long-term investments in the condensed consolidated balance sheets, respectively. See Note 5 “Fair Value Measurements and Financial Instruments” for more information.
NOTE 17 – SEGMENT REPORTING
The Company operates in one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s CODM is its Chief Executive Officer. The Company derives segment revenue from the sale of electric vehicles to customers, and the Company’s reported measure of the segment’s profit or loss is the consolidated net loss reported in the condensed consolidated statements of operations and comprehensive loss.

The CODM uses the consolidated net loss for monitoring actual results to assess the Company’s financial performance. The Company’s CODM does not evaluate its reportable segment using asset information.
The disaggregation of the Company’s revenue by geographic area based on the sales location where the sales originated was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
North America(1)	$222,898	$114,756
Middle East(2)	7,814	54,582
Other international	4,336	3,402
Total revenue	$235,048	$172,740
(1) United States revenue was $218.4 million and $113.9 million for the three months ended March 31, 2025 and 2024, respectively.
(2) Kingdom of Saudi Arabia revenue was $7.5 million for the three months ended March 31, 2025. Middle East represented revenue from Kingdom of Saudi Arabia for the three months ended March 31, 2024.
The following table included information about reported segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$235,048	$172,740
Less:
Cost of revenue - excluding LCNRV and provision for warranty	(299,612)	(246,820)
Cost of revenue - LCNRV	(151,636)	(137,821)
Cost of revenue - provision for warranty	(12,312)	(20,155)
Research and development expenses	(251,246)	(284,627)
Selling, general, and administrative expenses	(212,175)	(213,232)
Change in fair value of common stock warrant liability	12,861	27,054
Change in fair value of equity securities	(13,453)	(19,933)
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	281,700	—
Interest income	52,209	50,631
Interest expense	(11,883)	(7,501)
Other income (expense), net	2,965	(1,007)
Benefit from (provision for) income taxes	1,363	(188)
Segment net loss	(366,171)	(680,859)
Consolidated net loss	$(366,171)	$(680,859)
Depreciation and amortization expenses were $98.0 million and $68.8 million for the three months ended March 31, 2025 and 2024, respectively.
The long-lived assets by geographic area were as follows (in thousands):

	March 31, 2025	December 31, 2024
United States	$3,306,384	$3,314,720
Foreign	246,671	159,778
Total long-lived assets	$3,553,055	$3,474,498

NOTE 18 – SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three months ended March 31, 2025, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.
2030 Notes
On April 8, 2025, the Company issued $1.10 billion aggregate principal amount of 5.00% convertible senior notes due in April 2030 in a private offering. The net proceeds from the offering were approximately $1.08 billion, after deducting debt issuance costs. In connection with the 2030 Notes offering, the Company paid approximately $118.3 million to enter into privately negotiated capped call transactions with certain financial institutions to increase the effective conversion premium to $4.80 per share.
Repurchase of 2026 Notes
Contemporaneously with the 2030 Notes offering, the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase approximately $1,052.5 million aggregate principal amount of the 2026 Notes, using approximately $935.6 million of the net proceeds of the 2030 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. This discussion may contain forward-looking statements based upon Lucid’s current expectation, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, in Part II, Item 1A of this Quarterly Report.
Overview
We are a technology company with a mission to advance the state-of-the-art of EV technology for the benefit of all. We are setting new standards with the world’s most advanced EVs, the award-winning Lucid Air and all-new Lucid Gravity. Our focus on in-house hardware and software innovation, vertical integration, and a “clean sheet” approach to engineering and design led to the development of the award-winning Lucid Air and Lucid Gravity.
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
We began delivering the Lucid Air to customers in October 2021. We have leveraged and expanded the technological advancements from the Lucid Air to the Lucid Gravity, which offers an unprecedented combination of performance, interior space, and efficiency, and started commercial production in December 2024. Beyond the Lucid Air and the Lucid Gravity, we plan to expand our vehicle lineup with the upcoming Midsize platform, which is scheduled for start of production in late 2026. Introducing a new vehicle is challenging and complex, particularly at our accelerated pace, and we are leveraging insights gained from our Lucid Air and Lucid Gravity production ramps while planning for our Midsize production. The highly uncertain macroeconomic environment and swift-moving trade policies further complicate these efforts. We are diligently working to optimize our supply chain and manufacturing plans for our Midsize platform in response.
Recent Developments
2030 Notes
On April 8, 2025, we issued $1.10 billion aggregate principal amount of 5.00% convertible senior notes due in April 2030 (the “2030 Notes”) in a private offering. The net proceeds from the offering were approximately $1.08 billion, after deducting debt issuance costs. In connection with the 2030 Notes offering, we paid approximately $118.3 million to enter into privately negotiated capped call transactions with certain financial institutions to increase the effective conversion premium to $4.80 per share.
Repurchase of 2026 Notes
Contemporaneously with the 2030 Notes offering, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase approximately $1,052.5 million aggregate principal amount of our 1.25% convertible senior notes due 2026 (the “2026 notes”), using approximately $935.6 million of the net proceeds of the 2030 Notes.
Assets Acquisition
In April 2025, we reached an agreement and acquired select facilities and assets in Arizona previously belonging to Nikola Corporation. Additionally, we completed extending employment offers to more than 300 former Nikola employees in roles across our Arizona facilities. This acquisition is expected to expand our manufacturing footprint and support scaling of our EV production capabilities.

Potential Impact of an Economic Downturn or Adverse Economic Conditions on our Business
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of trade war, persistent inflation, global conflicts or other geopolitical events, public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about current and future domestic and global economic conditions may cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Due to our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, an economic recession, downturn or other adverse economic conditions, as well as uncertainties surrounding domestic and foreign tariffs, could also cause supply chain or logistical challenges and uncertainties and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand. In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information regarding risks associated with a global economic downturn or recession, changes or uncertainties in trade policies, or the imposition or proposed imposition of tariffs, including under the captions “A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.” and “Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.”
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
The Lucid Gravity is designed to share components with the Lucid Air where possible, and we continue to evaluate opportunities to apply components developed for the Lucid Gravity to the Lucid Air, further expanding the number of common parts while also enhancing the customer experience in the Lucid Air. We anticipate that all of these measures will enable efficiency in design, engineering, and capital expenditure deployment for the Lucid Gravity. We anticipate continued consumer demand for the Lucid Air based on its luxurious design, high-performance technology, sustainability leadership, and the growing acceptance of and demand for electric vehicles as substitutes for gasoline-fueled vehicles. We also expect that these attributes will drive customer demand for the Lucid Gravity, and our future models, including our upcoming Midsize platform.

Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sales of the Lucid Air, the Lucid Gravity, and other electric vehicles that we may offer over the coming decade, including to open additional studios, expand our sales force, grow marketing and brand awareness, and establish a robust service center operation. As of March 31, 2025, we have opened 57 studios and service centers (excluding temporary and satellite service centers): 37 in the United States (12 in California, four in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, Texas, Virginia and Washington, and one in each of Colorado, Georgia, Michigan, New Jersey and Pennsylvania), five in Canada, seven in Germany, two in Switzerland, one in Netherlands, one in Norway, three in Saudi Arabia, and one in the United Arab Emirates. We also plan to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to delivering and servicing the Lucid electric vehicles we manufacture and sell.
Expanding and Improving Manufacturing Capacity and Processes
Achieving commercialization and growth for each generation of our electric vehicles requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the United States and internationally. We expect our capital expenditures to increase as we continue constructing the completely-built-up (“CBU”) portion of AMP-2 and expanding AMP-1. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new electric vehicles, our ability to achieve sales and meet customer demand at anticipated levels, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.
Technology Innovation
We develop in-house battery, powertrain, and software technology, which requires significant capital investment in research and development. The electric vehicle market is highly competitive, including both established automotive manufacturers and new entrants. To establish market position and attract customers, we plan to continue making substantial investments in research and development for the commercialization and continued enhancements of the Lucid Air and the Lucid Gravity, the development of our Midsize platform, as well as future generations of our electric vehicles and other products.
Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$235,048	$172,740	$62,308	36%
We recognize revenue from vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits. We generate regulatory credits revenue from the sale of tradable credits we earn under various regulations. This include credits related to zero emission vehicles and greenhouse gas, and the Corporate Average Fuel Economy credits.
Revenue increased by $62.3 million or 36% for the three months ended March 31, 2025, as compared to the same period in the prior year. The increase was primarily driven by an increase of $26.1 million in regulatory credit sales and higher delivery volume of the Lucid Air vehicles, partially offset by a lower average selling price of vehicles for the three months ended March 31, 2025, as compared to the same period in the prior year.

Cost of Revenue and Gross Profit (Loss)
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Cost of revenue	$463,560	$404,796	$58,764	15%

Gross profit (loss)	$(228,512)	$(232,056)	$3,544	2%

Gross margin	(97.2)%	(134.3)%
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
Cost of revenue increased by $58.8 million or 15% for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to higher delivery volume of the Lucid Air vehicles and an increase in inventory write-downs including losses from firm purchase commitments, partially offset by lower material cost. We expect the ramping of our production volumes to positively impact our cost per vehicle in fiscal year 2025. In the near term, we expect our production volume of vehicles to continue to be less than our manufacturing capacity.

We recorded write-downs of $151.6 million and $137.8 million for the three months ended March 31, 2025 and 2024, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The increase in the write-downs was primarily due to higher inventory and firm purchase commitments in anticipation of the Lucid Gravity production ramp-up for the three months ended March 31, 2025, compared to the same period in the prior year. While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact our financial results. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. For the three months ended March 31, 2025 and 2024, the impact of the IRA on our results of operations was not material. We will continue to evaluate the expected future impact of the IRA on our business and financial statements upon issuance of additional regulatory guidance.
Gross margin improved to (97.2)% for the three months ended March 31, 2025, as compared to (134.3)% for the same period in the prior year, primarily driven by an increase in regulatory credit sales and our continuous effort to improve the gross margin, partially offset by an increase in inventory write-downs and losses from firm purchase commitments and a lower average selling price of vehicles.

Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Research and development	$251,246	$284,627	$(33,381)	(12)%
Selling, general and administrative	212,175	213,232	(1,057)	—%
Total operating expenses	$463,421	$497,859	$(34,438)	(7)%
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

Research and development expense decreased by $33.4 million, or 12% for the three months ended March 31, 2025, as compared to the same period in the prior year. The decrease was primarily attributable to a decrease of $41.3 million in engineering, design and testing services, and prototype materials related to the Lucid Gravity, partially offset by an increase of $10.8 million in payroll related expenses.
Selling, General, and Administrative
Selling, general, and administrative expenses primarily consist of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, facilities and real estate, accounting, finance, tax, and information technology. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Selling, general, and administrative expenses also include allocated facilities costs, such as office, rent and depreciation expenses, professional services fees, sales and marketing expenses and other general corporate expenses. As we continue to grow as a company, build out our sales force, and commercialize the Lucid Air and Lucid Gravity, and future generations of our electric vehicles, including our Midsize platform, we expect that our selling, general and administrative costs will increase.
Selling, general, and administrative expense remained relatively flat for the three months ended March 31, 2025, as compared to the same period in the prior year. The change was primarily attributable to a reversal of $35.4 million related to previously recognized stock-based compensation expenses for the former-CEO’s unvested time-based RSUs, which was largely offset by increases of $13.5 million in payroll related expenses, $11.9 million in allocated facilities costs, $3.5 million in sales and marketing expenses, and $3.0 million in other general corporate expenses.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$12,861	$27,054	$(14,193)	(52)%
Change in fair value of equity securities of a related party	(13,453)	(19,933)	6,480	(33)%
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	281,700	—	281,700	*nm
Interest income	52,209	50,631	1,578	3%
Interest expense	(11,883)	(7,501)	(4,382)	58%
Other income (expense), net	2,965	(1,007)	3,972	*nm
Total other income (expense), net	$324,399	$49,244	$275,155	*nm
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
The Private Placement Warrants remained unexercised as of March 31, 2025. The liability was remeasured to a fair value of $6.7 million and $19.5 million as of March 31, 2025 and December 31, 2024, respectively. The change in fair value resulted in unrealized gains of $12.9 million and $27.1 million for the three months ended March 31, 2025 and 2024, respectively. The change in fair value was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Common Stock Warrant Liability” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance). The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were remeasured to a fair value of $25.6 million and $37.8 million as of March 31, 2025 and December 31, 2024, respectively. The change in fair value resulted in unrealized losses of $13.5 million and $19.9 million for the three months ended March 31, 2025 and 2024, respectively, and was classified within change in fair value of equity securities of a related party in the condensed consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 16 “Related Party Transactions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Change in Fair Value of Derivative Liabilities Associated with Redeemable Convertible Preferred Stock (Related Party)

In March 2024, we entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”). Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from us 100,000 shares of our Series A convertible preferred stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”) for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, we issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million after deducting issuance costs of $2.4 million.
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
The derivative liabilities of the Redeemable Convertible Preferred Stock were remeasured to a fair value of $357.7 million and $639.4 million as of March 31, 2025 and December 31, 2024, respectively. We recognized a gain of $281.7 million for the three months ended March 31, 2025, primarily driven by a decrease in our stock price, within change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss. See Note 8 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Interest Income
Interest income increased by $1.6 million, or 3% for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to higher average balances and higher interest rates on our available-for-sale securities.

Interest Expense
Interest expense primarily consists of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes issued in December 2021, commitment fees and amortization of deferred issuance costs from the five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) and the five-year unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”), interest on borrowings from the committed revolving credit facility with Gulf International Bank (the “2025 GIB Credit Facility”) and on our finance leases, and capitalized interest on construction in progress related to significant capital asset construction.
Interest expense increased by $4.4 million, or 58% for the three months ended March 31, 2025, as compared to the same period in the prior year. The increase was primarily due to higher interest expense of $2.1 million from the GIB credit facility resulting from higher average borrowings and commitment fees related to the DDTL Credit Facility, and a decrease of $2.4 million in interest capitalized on construction in progress related to significant capital asset construction during the three months ended March 31, 2025, respectively, as compared to the same period in the prior year.
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
Other income (expense), net increased by $4.0 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to changes in foreign exchange rates.
Provision for (benefit from) Income Taxes
The following table presents our provision for (benefit from) income taxes for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$(1,363)	$188	$(1,551)	*nm
*nm - not meaningful
Our provision for (benefit from) income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, we had $4,532.5 million of cash, cash equivalents and investments and $25.6 million of investment in equity securities of a related party. We also had $750.0 million, $140.1 million, and $312.8 million of unused available credit amounts from the DDTL Credit Facility, the ABL Credit Facility, and the 2025 GIB Credit Facility, respectively, as of March 31, 2025. Our existing sources of liquidity include cash, cash equivalents, investments, and credit facilities. We funded operations primarily with issuances of common stock, convertible preferred stock and convertible notes.
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

We anticipate our cumulative spending on capital expenditures to be approximately $1.4 billion for the fiscal year 2025 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect to continue to receive financing and support for certain capital expenditures in connection with AMP-2 construction and purchases of machinery, tooling, and equipment. Refer to Note 6 “Debt” and Note 16 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global technology automotive company targeting volumes in line with Lucid’s aspirations.
As of March 31, 2025, our total minimum lease payments are $486.0 million, of which $57.3 million is due in fiscal year 2025. We also have non-cancellable long-term commitments of approximately $2.6 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 11 “Leases” and Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may elect at any time to convert their Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2025 and December 31, 2024, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
2030 Notes
On April 8, 2025, we issued $1.10 billion aggregate principal amount of 5.00% convertible senior notes due in April 2030 in a private offering. The net proceeds from the offering were approximately $1.08 billion, after deducting debt issuance costs. In connection with the 2030 Notes offering, we paid approximately $118.3 million to enter into privately negotiated capped call transactions with certain financial institutions to increase the effective conversion premium to $4.80 per share.
Repurchase of 2026 Notes
Contemporaneously with the 2030 Notes offering, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase approximately $1,052.5 million aggregate principal amount of the 2026 Notes, using approximately $935.6 million of the net proceeds of the 2030 Notes.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of March 31, 2025 and December 31, 2024, no amount was outstanding under the SIDF Loan Agreement.
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
During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, we recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet. During the three months ended March 31, 2025, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
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
On March 12, 2023, Lucid LLC entered into an amendment of the GIB Facility Agreement (together with the GIB Facility Agreement, the “2023 Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1.0 billion (approximately $266.1 million) revolving credit facility (the “2023 GIB Credit Facility”) which may be used for general corporate purposes. Loans under the 2023 Amended GIB Credit Facility Agreement had a maturity of no more than 12 months and bore interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. Under the 2023 Amended GIB Credit Facility Agreement, we were required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the 2023 GIB Credit Facility.
On February 24, 2025, Lucid LLC entered into an agreement to renew the 2023 GIB Credit Facility (the “2025 GIB Credit Facility”) maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.5 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. We are required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the 2025 GIB Credit Facility. Commitments under the 2025 GIB Credit Facility will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2025 GIB Credit Facility.
The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.

As of March 31, 2025 and December 31, 2024, we had outstanding borrowings of SAR 725 million (approximately $193.3 million) and SAR 475 million (approximately $126.4 million), respectively. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.84% and 7.04% as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, availability under the GIB credit facility was SAR 1,174 million (approximately $312.8 million) and SAR 523 million (approximately $139.2 million), respectively, after giving effect to the outstanding letters of credit. As of March 31, 2025 and December 31, 2024, we were in compliance with applicable covenants under the GIB credit facility.
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
The ABL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of March 31, 2025 and December 31, 2024, we were in compliance with applicable covenants under the ABL Credit Facility.
As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $58.3 million and $56.9 million as of March 31, 2025 and December 31, 2024, respectively. Availability under the ABL Credit Facility was $333.2 million (including $193.1 million cash and cash equivalents) and $354.9 million (including $191.1 million cash and cash equivalents) as of March 31, 2025 and December 31, 2024, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
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
The DDTL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of March 31, 2025 and December 31, 2024, we were in compliance with applicable covenants under the DDTL Credit Facility.
As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings under the DDTL Credit Facility.
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
In October 2024, we completed the public offering pursuant to the 2024 Underwriting Agreement and received net proceeds of $718.4 million and also consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for net proceeds of $1,025.7 million after deducting issuance costs. See Note 16 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $13.3 billion and $12.9 billion as of March 31, 2025 and December 31, 2024, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(428,613)	$(516,745)
Cash provided by investing activities	614,021	317,546
Cash provided by financing activities	62,731	997,202
Net increase in cash, cash equivalents, and restricted cash	$248,139	$798,003
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
Net cash used in operating activities decreased by $88.1 million to $428.6 million during the three months ended March 31, 2025, as compared to the same period in the prior year. The decrease was primarily due to an improvement in net loss excluding non-cash expenses and gains of $62.5 million, and an improvement in net operating assets and liabilities of $25.6 million during the three months ended March 31, 2025, as compared to the same period in the prior year. The improvement in net operating assets and liabilities was primarily attributable to a decrease in accounts receivable, net of $97.0 million resulted from higher vehicle sales during the last month of the quarter for the three months ended March 31, 2024 and payment term associated with the EV purchase Agreement, partially offset by higher inventory purchases in anticipation of the Lucid Gravity ramp-up.
Cash Provided by Investing Activities
Our cash flows provided by investing activities primarily relate to proceeds from maturities of investments, net of purchases of investments and capital expenditures to support our growth.
Net cash provided by investing activities increased by $296.5 million to $614.0 million during the three months ended March 31, 2025, as compared to the same period in the prior year. The increase was primarily attributable to higher volume of investment maturities compared to investment purchases during the three months ended March 31, 2025, compared to the same period in the prior year.
Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the At-the-Market Offering, the private placements to Ayar, convertible preferred stock, the proceeds of the merger, and the 2026 Notes.

Net cash provided by financing activities decreased by $934.5 million to $62.7 million during the three months ended March 31, 2025, as compared to the same period in the prior year. We received gross proceeds of $1.0 billion from the issuance of Series A Redeemable Convertible Preferred Stock during the three months ended March 31, 2024.
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
Sale and Leaseback Transactions
We enter into sales and leaseback transactions in which we transfer control of vehicles to rental companies and simultaneously lease them back as operating leases. We recognize revenue related to the vehicles under the arrangement when the rental companies obtain control of the vehicles and separately recognize the leaseback obligations based on the present value of the future payments to the rental companies. We also record right-of-use assets which are amortized over the term of the leaseback. Operating lease expense is recognized on a straight-line basis over the term of the leaseback.
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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, and investments. We had cash, cash equivalents, and investments totaling approximately $4.5 billion as of March 31, 2025. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of March 31, 2025, a hypothetical 100 basis point increase in interest rates would result in $22.9 million incremental decline in the fair market value of our portfolio.
Equity Price Risk
We hold equity securities of Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). The fair value of these equity securities was $25.6 million as of March 31, 2025. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would not be material as of March 31, 2025.
Supply Risk
We are dependent on our suppliers, the majority of which are single-source suppliers. The inability of these suppliers to deliver necessary components of its products according to the schedule and at prices, quality levels and volumes acceptable to us, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of trade war or otherwise, or its inability to efficiently manage these components, or the unavailability of stable domestic suppliers, could have a material adverse effect on our results of operations and financial condition.

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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 12 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.
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
•successfully design, build, manufacture and market new variants and models of electric vehicles, such as our upcoming Midsize platform;
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
•navigate an evolving and complex regulatory environment; and
•successfully obtain, maintain, protect, defend and enforce our intellectual property and defend against claims of intellectual property infringement, misappropriation or other violation.
We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.
We have incurred net losses each year since our inception, including net loss of $366.2 million for the three months ended March 31, 2025. As of March 31, 2025, our accumulated deficit was $13.3 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of trade war, persistent inflation, political uncertainty, global conflicts or other geopolitical events including the evolving conflicts in the Middle East, public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about current and future domestic and global economic conditions may cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in significant decreases in our product sales, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. Due to our premium brand positioning and pricing, an economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle and traditional automotive industry competitors, to the extent that consumer demand for luxury goods is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand.
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
In August 2023, we entered into an EV purchase agreement with the Government of Saudi Arabia as represented by the Ministry of Finance (the “EV Purchase Agreement”), which supersedes the letter of undertaking that we entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that we fail to deliver within six months from the date of the applicable purchase order. The Purchaser also has the sole and absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. See Note 16 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, public charging station locations are significantly less widespread than gas stations. Furthermore, public charging stations often experience downtime, leading to customer dissatisfaction. Although we have partnered with third-party electric vehicle charging providers to offer charging stations to our customers, the public charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread and reliable public charging infrastructure. In addition, although we have agreed to join Tesla’s Supercharger network, there may be delays in making changes to our vehicles or the network necessary for Lucid vehicles to charge at Tesla Superchargers, and there is no guarantee that our customers will not experience performance, access or other issues with this or other charging networks. In addition, although the prior U.S. presidential administration proposed a plan to deploy 500,000 additional public charging stations across the United States by 2030, the current administration has issued an executive order pausing the disbursement of funds appropriated through the Inflation Reduction Act of 2022 or the Infrastructure Investment and Jobs Act, including funds designated for electric vehicle charging stations through the National Electric Vehicle Infrastructure Formula Program and the Charging and Fueling Infrastructure Discretionary Grant Program. Consequently, the deployment of public charging stations may not occur at planned levels, which could limit the development of public charging infrastructure and decrease the attractiveness of electric vehicles.
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
We require qualified personnel, including design and manufacturing personnel and service technicians for our vehicles. Our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing, producing, selling, and servicing electric vehicles is intense, and we may not be able to identify, attract, train, motivate or retain sufficient highly qualified personnel in the future. Furthermore, we announced a restructuring plan in the second quarter of 2024, which involved the reduction of our employee workforce and may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel in the future. Any such restructuring plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The failure to identify, attract, train, motivate and retain these employees could seriously harm our business and prospects. In addition, our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards to be received by the employees for any reason, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key employees were to separate their employment with us, such separation would likely increase the difficulty of managing our current operations and future growth and heighten the foregoing risks.

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
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the electric vehicle industry has grown, with the emergence of several companies that focus completely or partially on the electric vehicle market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. Electric vehicle manufacturers with which we compete include Tesla, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own electric vehicles in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales with luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. For example, some of our competitors have announced vehicle price reductions, which may result in downward price pressure and reduced demand for our vehicles. However, we may not be able to adjust our pricing strategies effectively, and there can be no assurance that such adjustments will allow us to successfully compete against our competitors, which may have a material adverse effect on our brand, business, prospects, inventory levels, results of operations and financial conditions. In addition, increased competition has in the past and may continue to require us to increase marketing and incentive expenses, which may have a material adverse effect on our operating results and financial condition. We expect competition in our industry to significantly intensify in the future in light of increased demand for alternative fuel vehicles, global competitors, macroeconomic uncertainty, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.

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
We may benefit from government and economic programs that encourage the development, manufacture or purchase of electric vehicles, such as zero emission vehicle credits, production tax credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California, Michigan and Arizona. We may also benefit from government loan programs. Any reduction, elimination or selective application of tax and other governmental programs and economic incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. For example, the current U.S. presidential administration has issued executive orders that revoke certain executive orders from the prior administration, which directed federal agencies to review and potentially revise vehicle fuel efficiency and emissions standards. The revocation of these executive orders may decrease the demand and reduce the value of the greenhouse gas credits and similar regulatory credits, which we may sell to other manufacturers. Further, the current governmental incentives and subsidies available for purchasers of electric vehicles may not remain available. For example, beginning in 2023, the Inflation Reduction Act of 2022 eliminated the $7,500 federal sales tax credit for sedans that have a manufacturer’s suggested retail price over $55,000 and for SUVs that have a manufacturer’s suggested retail price over $80,000, although a tax credit remains available for vehicles that are leased rather than purchased. In addition, the current U.S. presidential administration has issued a policy statement aimed at eliminating the “electric vehicle mandate,” which targets state emissions waivers and governmental subsidies. Corresponding executive orders and regulatory actions may be further issued to implement this policy. See “— Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.”
While certain tax credits and other incentives for alternative energy production, alternative fuels and electric vehicles have been available in the United States, Canada and the EU, there is no guarantee that these programs or incentives will be available in the future. For instance, the current U.S. presidential administration could seek to modify or rescind policies and regulations promoting the development, manufacture, or purchase of electric vehicles, such as tax credits under the Inflation Reduction Act. Such actions could diminish incentives for the production and purchase of electric vehicles and impede the expansion of the EV market. If current tax incentives are not available in the future, our business, prospects, financial position and results of operations could be affected adversely.

We may be unable to offer attractive leasing and financing options for our current and future vehicles, which would adversely affect consumer demand. In addition, offering leasing and financing options to customers could expose us to credit and residual value risk.
We offer leasing and financing of our vehicles to potential customers through third-party financing partners and intend to do the same in new markets, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers. Furthermore, because we have only sold a limited number of vehicles and only a limited secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and, if the actual resale value of our vehicles is lower than anticipated, it would make providing leasing terms that appeal to potential customers through such third-party financing partners more difficult. We believe that the ability to offer attractive leasing and financing options—whether due to the availability or reduction of tax incentives and certain governmental or economic programs, the availability of agreements with our third-party financing partners on terms acceptable to us or our customers, or other reasons—is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air, the Lucid Gravity or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles. See “— The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.”
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
We design our vehicles with advanced driver assistance system (“ADAS”) hardware and software. The Lucid Air and Lucid Gravity are equipped with Level 2 (partial automation) ADAS functionality. We plan over time to upgrade our vehicles with additional capabilities. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by the National Highway Traffic Safety Administration (“NHTSA”) that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

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
Changing and at times, conflicting, expectations from global regulations, our investors, customers and employees with respect to ESG matters may impose additional costs on us or expose us to new or additional risks.
Attention from governmental organizations and our investors, customers and employees, on ESG issues and disclosure, as well as growing anti-ESG sentiment among certain stakeholders, may cause us to incur additional costs or expose us to additional risks. There can be no certainty that we will be able to meet varying or conflicting stakeholder expectations regarding ESG matters to our various stakeholders’ satisfaction. Negative public perception, adverse publicity or negative comments in social media about us could damage our reputation. Any harm to our reputation could impact our employees’ engagement and retention and the willingness of our customers and partners to do business with us.
Additionally, we may not be able to comply with increasing global regulations on ESG topics, such as human rights and sustainability reporting. We could also incur additional costs and require additional resources to monitor, report, and comply with ESG regulations in various jurisdictions. Actual or perceived shortcomings or dissatisfaction with our ESG practices and reporting may subject us to litigation and could negatively impact our business. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Unfavorable or downgraded ratings of our company or our industries, as well as non-inclusion or removal of our stock on ESG-oriented investment funds or indexes, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.

Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, launch and manufacture of our vehicles, including the Lucid Air, the Lucid Gravity and our upcoming Midsize platform, which could harm our business and prospects.
Our plan to scale our manufacturing capacity and increase sales is dependent upon the timely availability of funds, upon our finalizing of the related design, engineering, component procurement, testing, build-out and manufacturing plans in a timely manner and also upon our ability to execute these plans within the planned timeline. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models, as well as in ramping up production, and we have experienced in the past, and may experience in the future, such delays with regard to our vehicles. For example, we have experienced delays in the engineering of certain of our vehicle systems, including as a result of design changes to components. Any future delays in the design, launch and manufacture of our vehicles and variants could materially damage our business, prospects, financial condition and results of operations.
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
Furthermore, we rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities. We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and unavailability of reliable third-party suppliers. These challenges have affected our ability, and the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances have resulted in increased costs and delays to the construction and expansion of our facilities as well as ramp-up production of our vehicles. We expect that the risk of unexpected disruptions will continue for the foreseeable future. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
Any significant delay or complication in the design of our vehicles, or in the launch, manufacture, and production ramp of our products, features and services, including those related to expanding our production capacity and supply chain, obtaining or maintaining necessary regulatory approvals, or managing such ramps cost-effectively, could materially damage our brand, business, prospects, financial condition and results of operations.
The continued development, manufacturing and production ramp of our vehicles, including the Lucid Air, the Lucid Gravity and our upcoming Midsize platform, are and will be subject to risks, including with respect to:
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
•our ability to ensure a working and reliable supply chain and desired supplier part quality and quantity as planned and on the desired timeline;
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
•delays, disruptions or other changes in our supply chain, including raw material supplies and availability and cost-effectiveness in domestic and international sourcing;
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
Our success, including our ability to continue production of the Lucid Air and ramp up of the Lucid Gravity, will depend on our ability to enter into supplier agreements and maintain our relationships with hundreds of suppliers that are critical to the output and production of our vehicles. To date, we have not secured long-term supply agreements for all of our components, and for some components, our supply agreements do not guarantee sufficient quantities of components for our vehicle production ramp curve. We plan to seek opportunities to secure long-term committed supply agreements for certain of these components. The supplier agreements we have or may enter into with key suppliers in the future may not be renewed or may contain provisions under which suppliers may refuse to supply. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of battery cells and other components often contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities and/or currency values. Substantial increases in the costs for such components, materials and equipment, whether due to supply chain or logistics issues, adverse economic conditions, changes in trade policies or agreements, the uncertainties surrounding domestic and foreign tariffs, inflation, or increased energy or natural gas costs, would increase our operating costs and could reduce our margins if we cannot offset these increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.
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
We rely on hundreds of third-party suppliers for the provision and development of many key components and materials used in our vehicles. While we plan to obtain components from multiple sources whenever possible, many components used in our vehicles will be custom-designed and purchased by us from a single source. Our limited, and in many cases single-source, supply chain exposes us to delivery failure or component shortages for our production, including continued production of the Lucid Air and ramp up of the Lucid Gravity. Our third-party suppliers may not be able to meet our required product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide necessary warranties for their products that are necessary for use in our vehicles.

We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and unavailability of reliable third-party suppliers. We expect that these industry-wide trends may continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment, including for the expansion of AMP-1 and the construction of AMP-2, on a timely basis for the foreseeable future, and may result in increased costs. Changes in our supply chain or production needs in order to meet our quality targets, development timelines and production volumes as well as due to design changes and model updates have resulted in cost increases from our suppliers.
Any significant increases in our production, such as production ramp of the Lucid Gravity, may require us to procure additional components in a short amount of time and our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers provide us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer. Alternatively, if our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments with suppliers with whom we have non-cancelable long-term purchase commitments. In cases where we are unable to fully utilize our purchase commitments, we have in the past and may continue to face fees, penalties, increased prices, excess inventory or inventory write-offs, and there could be a material adverse effect on our results of operations.
In addition, we have experienced, and in the future could continue to experience, delays if our suppliers do not meet agreed-upon timelines and volumes, experience capacity constraints, or deliver components that do not meet our quality standards or other requirements. Any disruption in the supply of components, including battery cells and semiconductors, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in situations where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has recently experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.
Furthermore, as we scale our vehicle production, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. We are only beginning to scale production in our manufacturing facilities and in the process we have experienced challenges associated with such activities. If our production decreases significantly below our projections for any reason, we may incur loss due to inventory write-downs or assets impairment. In addition, we have not yet begun servicing vehicles at significant volumes. Accordingly, we have not thoroughly tested our ability to scale production and vehicle servicing and mitigate risks associated with these activities. In addition, our current systems and processes are not mature, which may affect our ability to timely initiate critical and time sensitive projects and increase project costs. If we continue to experience logistics challenges, are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, timely comply with applicable regulations, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.
Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, global conflicts or other geopolitical events, governmental changes, political uncertainty, trade policies and agreements, the uncertainties surrounding domestic and foreign tariffs, natural disasters, health epidemics, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. For example, some of the shipping routes in the Red Sea have been affected by the conflict in the Middle East resulting in delays in delivery of components and an increase in shipping costs globally. Additionally, governmental and policy changes may continue to result in new or increased tariffs on imported components. Our ability to mitigate these cost increases may be limited by the lack of alternative suppliers from unaffected countries or domestic suppliers with production capabilities to meet our requirements. Such disruptions or increase in costs could have a material adverse impact on our business, including our ability to timely manufacture and distribute our products in a cost-effective manner and adversely affect our results of operations and financial condition.

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
As we scale commercial production of our vehicles or any future energy storage systems, we have experienced and may continue to experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. For example, as we continue the expansion of AMP-1 and the construction of AMP-2, we have experienced increases in material and infrastructure equipment prices and cost of construction labor. In addition, we use various materials in our business, including aluminum, steel, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion battery cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions, trade policies and tariffs, inflationary pressure and global demand for these materials, including as a result of increased production of electric vehicles, energy storage products by our competitors and the global supply chain crisis, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:
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
We and our suppliers may be impacted by weather events, natural disasters, wars, global conflicts or other geopolitical events, health epidemics or pandemics, security incidents or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona and Saudi Arabia are located in sandstorm-, flood- and/or tornado-prone areas. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information technology systems or communication networks break down or operate improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, global conflicts or other geopolitical events may increase the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.
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
Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and/or use our vehicles, products, systems and networks to (i) gain control of, (ii) change the functionality, user interface or performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products, systems and networks. Advances in technology, such as artificial intelligence, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open-source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems and networks are also vulnerable to damage or interruption from, among other things, software bugs, server malfunctions, software or hardware failure, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, misuse, mistake, fraud, misconduct or other events that may harm our vehicles, products, systems and networks. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. We implement comprehensive measures to prevent, mitigate and resolve identified exposures and vulnerabilities, and maintain layered security practices designed to prevent or reduce the likelihood of a cybersecurity incident. We may also be subject to certain laws and regulations, such as “right to repair” laws, including a recent ruling on the initiative in Massachusetts, that could require us to provide third-party access to certain vehicle and vehicle-connected systems. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.
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
For example, failure to comply with the GDPR and the UK GDPR can result in significant fines and other liability, including fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or four percent (4%) of global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. The cost of compliance, and the potential for fines and penalties for non-compliance, with the GDPR and the UK GDPR may have a significant adverse effect on our business and operations. While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK GDPR will not automatically incorporate changes to the GDPR going forward (which would need to be specifically incorporated by the UK government) and may deviate in a way that creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. Legal developments in the European Economic Area (“EEA”), including rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have also created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the UK to third countries. While we have taken steps to mitigate the impact on us, the efficacy and longevity of these mechanisms remains uncertain. Additionally, we are monitoring our compliance obligations with a final rule adopted by the U.S. Department of Justice, which prohibits and restricts certain covered data transactions that result in the transfer or access to bulk U.S. sensitive personal data by countries of concern or covered persons, effective April 8, 2025, as well as a final rule adopted by the Bureau of Industry and Security that prohibits specific transactions involving the import or sale of connected vehicles and certain hardware and software with a sufficient nexus to China, applicable to vehicles from model year 2030. These regulations may impact our potential future business operations in China.
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
New products, services and business lines may face scrutiny from regulators as well. As our engagement with artificial intelligence tools and technologies increases, we may be impacted by emerging artificial intelligence rules, regulations, and frameworks globally, including the EU’s Artificial Intelligence Act. Other nascent data privacy and cybersecurity laws and regulations are still subject to a high degree of uncertainty as to their interpretation and application. If such laws and regulations are implemented, interpreted or applied in a manner inconsistent with our current or future practices or policies, or if we fail to comply with applicable laws or regulations, as well as contractual obligations, policies and industry standards, or to secure personal information, we could be subject to investigations, enforcement actions and other proceedings, which could result in substantial fines, damages, injunctions, orders to change our business practices, and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

Risks Related to Our Employees and Human Resources
The loss of key employees or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team and workforce. Our employees, including our senior management team, are generally at-will employees, and therefore may terminate employment with us at any time with no advance notice. We could lose some key employees, especially if we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, or if the volatility of our stock price continues to increase.
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and require highly skilled personnel, including, in particular, software and automotive engineers, and Arizona, where we also have a substantial presence and need a large workforce skilled in repair, logistics, supply chain, and manufacturing. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of global conflicts and other geopolitical events. Any failure to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
In addition, any restructuring plan may also be distracting to employees and management and may negatively impact our ability to continue to attract and retain highly skilled personnel. In 2024, we conducted a restructuring plan, which involved the reduction of our employee workforce. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. Any such plan may adversely affect our business operations, reputation, or ability to serve customers. The replacement of any members of our senior management team or other key employees could involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
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
We are currently conducting a search for a new CEO. Although we intend to hire a qualified candidate for CEO, no assurance can be given that we will be able to attract and retain a suitable CEO. An extended period of delay in hiring such candidate could potentially have an adverse effect on our operations or financial condition. Furthermore, in the event we are unable to transition seamlessly from our Interim CEO to a new CEO, or if a new CEO should unexpectedly prove to be unsuitable for our Company, the resulting disruption could have an adverse effect on our operations or financial condition or impede our ability to execute our strategic plan.
We will need to hire, retain, and train a significant number of employees for our business operations, and our business could be adversely affected by labor and union activities.
We will need to hire, retain, and train a significant number of employees to engage in full capacity commercial manufacturing operations and for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, retaining, training and managing a large workforce, such as establishing and maintaining efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating and maintaining an effective company culture. Although the area surrounding our AMP-1 facility in Casa Grande, Arizona and the area surrounding our AMP-2 facility in King Abdullah Economic City (“KAEC”) are home to highly trained workforces with experience in engineering and manufacturing, these workforces do not have significant experience with electric vehicle manufacturing, and related processes such as inventory management, logistics and quality. Many jobs will require significant training and we may need to spend significant resources to ensure employees obtain and adhere to such training. Further, competition for employees in the Casa Grande, Arizona area has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area; this same competition for talent may eventually intensify in KAEC as well. In addition, as we progress in constructing our AMP-2 facility in Saudi Arabia, we will need to hire, retain, and train a significantly larger number of employees in the local region to fully support the facility’s manufacturing operations. Any failure to comply with local labor laws and customs could have an adverse effect on our business or operations. If we are unsuccessful in hiring, retaining and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

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

Risks Related to Litigation and Regulation
Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.
The U.S. government has adopted an evolving approach to trade policy and, in some cases, has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. The current U.S. presidential administration has issued executive orders to review U.S. trade policies, practices and agreements to address trade deficits and other economic security matters. It has also imposed, or proposed to impose, blanket import tariffs or tariffs on imports, in many cases significantly, including steel, certain vehicle parts and software, which have resulted in increased costs for imports and may cause shortages and delays in the supply of certain components, materials, tooling and equipment necessary to produce our vehicles. In response to these tariffs, a number of U.S. trading partners have imposed or threatened to impose retaliatory tariffs on a wide range of U.S. products, which could make it costlier for us to export our vehicles to those countries. For example, Canada has announced countermeasure tariffs on certain U.S.-made vehicles imported from the United States. Further, the administration has announced tariffs on goods imported from China, in addition to existing tariffs, which has resulted in uncertainty regarding the future of international trade between the U.S. and China. U.S.-China trade relations remain volatile and uncertain, and there can be no assurance that further actions by the U.S., China or another country will not have an adverse impact on our business, operations and access to products manufactured in China or elsewhere outside the U.S.
The exact scope of any such tariffs that may be ultimately implemented remains uncertain at this time. We cannot predict whether, or to what extent, international trade agreements may be altered, nor can we predict whether, or to what extent, duties, additional tariffs, export controls, or other trade restrictions will be modified or imposed by the United States or other countries. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our exported vehicles decreases due to the higher cost or preferences in foreign countries for domestically manufactured products, our results of operations could be materially adversely affected. Additionally, the threat of retaliatory tariffs and trade wars between the United States and foreign countries could further impede the transition to electric vehicles, disrupt global supply chains, and delay the implementation of economic competitiveness policies. Further, while the administration has recently issued an executive order to reduce certain previously announced tariffs on automobiles and auto parts, there can be no assurance that there will not be further changes. Taken together, these uncertainties surrounding domestic and foreign tariffs and the resulting environment of retaliatory trade practices could increase costs and harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
We currently are, and expect to become, subject to laws and regulations applicable to the supply chain, manufacture, import, sale and service of automobiles in an increasing number of international jurisdictions. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, transportation of dangerous goods, fuel economy and emissions, battery recycling, among other things, are often materially different from requirements in the United States and also evolving. For example, the EU has enacted a battery regulation that affects Lucid vehicles and batteries delivered in Europe with increasing requirements for the durability, marking and recycled content of the high-voltage batteries in our vehicles each year, among other requirements. Compliance with such regulations will require additional time and resources. This process may include official review and verification of our batteries and related documentation prior to market entry. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all; and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.
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
We have funded our operations since inception primarily through equity and debt financings. For example, we issued $2.0 billion of 1.25% convertible senior notes due 2026 in December 2021 (the “2026 Notes”), entered into a credit agreement that provides for a $1.0 billion senior secured asset-based revolving credit facility in June 2022 (the “ABL Credit Facility”), completed an “at-the-market” equity offering program for aggregate net proceeds of $594.3 million after deducting commissions and other issuance costs and consummated a private placement of common stock to Ayar for aggregate proceeds of $915.0 million in December 2022. In addition, we have, through our subsidiary, entered into a loan agreement with the Saudi Industrial Development Fund for an aggregate principal amount of up to SAR 5.19 billion in February 2022 (the “SIDF Loan Agreement”), entered into a revolving credit facility agreement with Gulf International Bank for an aggregate principal amount of SAR 1.0 billion in April 2022, which was amended in March 2023 and renewed in February 2025 to increase the principal amount to SAR 1.9 billion (as renewed, the “2025 GIB Credit Facility”), and also entered into $750 million unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) in August 2024. In June 2023, we completed an underwritten public offering of common stock for aggregate net proceeds of $1.2 billion and consummated a private placement to Ayar for aggregate net proceeds of $1.8 billion, after deducting issuance costs. We also consummated private placements of Redeemable Convertible Preferred Stock to Ayar for aggregate net proceeds of $997.6 million after deducting issuance cost in March 2024 and aggregate net proceeds of $749.4 million after deducting issuance costs in August 2024. In addition, in October 2024, we completed an underwritten public offering of common stock for aggregate net proceeds of $718.4 million after deducting issuance costs and consummated a private placement to Ayar for aggregate net proceeds of approximately $1.0 billion after deducting issuance costs. In April 2025, we also issued $1.1 billion of 5.00% convertible senior notes due 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Convertible Senior Notes”) for aggregate net proceeds of approximately $1.08 billion after deducting debt issuance costs, of which approximately $935.6 million was used to repurchase approximately $1,052.5 million in principal amount of the 2026 Notes. We anticipate that we will continue to need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to certain employees through “net settlement,” i.e., by remitting the Company’s cash to satisfy the tax withholding obligation and simultaneously withholding a number of the vested shares on each vesting date with a value equal to that remitted cash. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. For example, we have entered into amended agreements with Panasonic Energy Co., Ltd. and certain of its affiliates. As of March 31, 2025, pursuant to the terms of the amended agreements, we have remaining minimum purchase commitments of an aggregate of approximately $2.6 billion of lithium-ion battery cells using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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
In June 2023, we entered into an agreement (the “Implementation Agreement”) with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”) under which we and Aston Martin have established a long-term strategic technology arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery electric vehicle chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). See Note 16 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
The accounting method for reflecting the Convertible Senior Notes on our consolidated balance sheet, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible debt such as the Convertible Senior Notes. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2020-06 for the year ended December 31, 2021, including interim periods within that fiscal year.
In accordance with ASU 2020-06, we accounted for the issuance of the Convertible Senior Notes as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Senior Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Senior Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Senior Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Senior Notes, which will result in a higher reported loss.
In addition, the shares underlying the Convertible Senior Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Senior Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Convertible Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Senior Notes as a current, rather than a long-term liability. This reclassification could be required even if no noteholders convert their Convertible Senior Notes and could materially reduce our reported working capital.

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
We issued $2.0 billion principal amount of 2026 Notes in December 2021, issued $1.1 billion principal amount of 2030 Notes in April 2025, and have entered into several credit facilities since 2022. See Note 6 “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness from time-to-time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, our obligations under the Redeemable Convertible Preferred Stock and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or preferred stock or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. For instance, in February 2025, we used approximately $935.6 million of the net proceeds of the offering of 2030 Notes to repurchase approximately $1,052.5 million aggregate principal amount of 2026 Notes. Our ability to refinance any current or future indebtedness or preferred stock will depend on the capital markets and our financial condition at such time. Our obligations to the holders of our Redeemable Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
In addition, under the SIDF Loan Agreement, the 2025 GIB Credit Facility, the ABL Credit Facility, and the DDTL Credit Facility, we are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on our ability to, among other things, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of assets (including dispositions of material intellectual property), consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions, consummate mergers and other fundamental changes, enter in to restrictive agreements or modify their organizational documents. Any debt financing secured by us in the future could also involve such covenants as well as additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our indebtedness immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
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
We and our subsidiaries have incurred and may need to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The ABL Credit Facility and Certificate of Designations impose certain restrictions on our ability to incur additional debt, but we are not restricted under the terms of the indentures governing our Convertible Senior Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of such indentures governing our Convertible Senior Notes that could have the effect of diminishing our ability to make payments on our Convertible Senior Notes when due.
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
For the 2026 Notes, before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their 2026 Notes upon the occurrence of certain events, and they may elect to convert their 2026 Notes regardless of the occurrence of such events from and after September 15, 2026 until the close of business on the second scheduled trading day immediately before December 15, 2026. For the 2030 Notes, before the close of business on the business day immediately preceding January 1, 2030, noteholders will have the right to convert their 2030 Notes upon the occurrence of certain events, and they may elect to convert their 2030 Notes regardless of the occurrence of such events from and after January 1, 2030 until the close of business on the second scheduled trading day immediately before April 1, 2030. If holders of the Convertible Senior Notes elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We may be unable to raise the funds necessary to repurchase the Convertible Senior Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Convertible Senior Notes or pay cash upon their conversion.
Noteholders may, subject to a limited exception, require us to repurchase their Convertible Senior Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Senior Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, such as the covenants in the ABL Credit Facility and Certificate of Designations, may restrict our ability to repurchase the Convertible Senior Notes or pay any cash amounts due upon conversion. Our failure to repurchase the Convertible Senior Notes or pay any cash amounts due upon conversion when required will constitute a default under the indentures. A default under the indentures or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Senior Notes.
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
We may be unable to draw down the full amounts available under the ABL Credit Facility, the SIDF Loan Agreement, the 2025 GIB Credit Facility or the DDTL Credit Facility.
The ABL Credit Facility has an initial aggregate principal commitment amount of up to $1.0 billion. However, availability of the committed amounts under the ABL Credit Facility is subject to the value of the eligible borrowing base and certain debt compliance covenants in the Certificate of Designations. We are currently able to draw down only a portion of the full amount available under the ABL Credit Facility. In addition, there is no guarantee that we will have sufficient eligible borrowing base in the future to be able to draw down the full amount available under the ABL Credit Facility. In addition, amounts committed under the SIDF Loan Agreement and the 2025 GIB Credit Facility are only available for certain specific purposes and subject to conditions on drawdowns. The DDTL Credit Facility provides for a $750.0 million delayed draw term loan credit facility subject to drawdown conditions, including the requirement that there is no availability under the ABL Credit Facility. Any inability to draw down the full amounts committed under these facilities, should the need arise, may have an adverse effect on our cash flows and liquidity.

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
Further, the integration of acquired businesses, assets or personnel typically requires significant time and resources, which could result in a diversion of resources from our existing business, which could have an adverse effect on our operations, and we may not be able to manage the integration process successfully. For instance, in April 2025, we acquired select facilities and assets in Arizona previously belonging to Nikola Corporation, including Nikola’s former Coolidge manufacturing facility and the Phoenix facility, and we offered employment to certain former Nikola employees in roles across our Arizona facilities. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness could result in increased fixed obligations and exposure to potential unknown liabilities of the acquired business and could also include covenants or other restrictions that could impede our ability to manage our operations.

Our financial results may vary significantly from period-to-period due to fluctuations in our production levels, operating costs, product demand and other factors.
Our period-to-period financial results may vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles (which could also reduce sales of our existing vehicles), increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period-to-period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new incentives or product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of our current and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles in all of our markets, including price adjustments and/or incentives; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, including changes in trade policies and imposition or proposed imposition of tariffs; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; investment in expansion to new markets; or increase in our sales, service and marketing activities. See “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of March 31, 2025, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of March 31, 2025, we had foreign net operating loss carryforwards, the majority of which will begin to expire in 2043. As of March 31, 2025, we maintain a full valuation allowance for our U.S. and the majority of our non-U.S. net deferred tax assets.
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
These contemplated tax initiatives, if finalized and adopted by the United States or other countries where we do business, and the other tax issues described above may materially and adversely impact our operating activities, transfer pricing policies, effective tax rate, deferred tax assets, cash flows and financial results in the current or future reporting periods.
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
We may be required to write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, any of our stockholders could suffer a reduction in the value of their shares.
Risks Related to Our Common Stock
The price of our common stock has been, and may continue to be, volatile, and this volatility may negatively impact the trading price of our common stock and the Convertible Senior Notes.
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
•the volume of our common stock available for public sale, including as a result of conversion of our Convertible Senior Notes or our Redeemable Convertible Preferred Stock;
•any major change in our Board or management;
•sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•general economic and political conditions, such as uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of trade war, recessions, interest rates, inflation, government closures of banks and liquidity concerns at other financial institutions, changes in diplomatic and trade relationships, fluctuations in foreign currency exchange rates, acts of war or terrorism, and natural disasters; and
•other risk factors listed in this section “Risk Factors.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the Convertible Senior Notes regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including global conflicts and other geopolitical events, natural disasters, and any other global pandemics, as well as general economic, political and market conditions such as recessions, inflation, government closures of banks and liquidity concerns at other financial institutions, or interest rate changes, may seriously affect the market price of our common stock and other securities, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Furthermore, the stock markets in general, and the markets for technology and electric vehicle stocks in particular, have experienced extreme volatility that has sometimes been unrelated to the operating performance of the issuer. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, hedging activity by holders of the Convertible Senior Notes may impact the market price of our common stock, in particular during any redemption conversion period in connection with a redemption of the Convertible Senior Notes or any observation period for a conversion of the Convertible Senior Notes.
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
Future issuances of shares of our common stock, or of securities convertible into or exercisable for our common stock, could depress the market price of our common stock and result in significant dilution for holders of our common stock. The exercise of our outstanding warrants and options, the vesting and settlement of our restricted stock units and/or the conversion of our Convertible Senior Notes or of our Redeemable Convertible Preferred Stock would result in additional dilution to holders of our common stock. Similarly, the redemption or repurchase of our Redeemable Convertible Preferred Stock may result in additional dilution to holders of our common stock if, under the terms of our Redeemable Convertible Preferred Stock, we are then permitted, and elect, to satisfy our obligations in respect thereof by delivery of our common stock. In the future, we may issue additional shares of our common stock, or securities convertible into or exercisable for common stock, in connection with generating additional capital, future acquisitions, repayment of outstanding indebtedness, under our stock incentive plan, or for other reasons.
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
Pursuant to the Series A Subscription Agreement and the Series B Subscription Agreement, Ayar has agreed to restrictions on the sale or transfer of shares of Redeemable Convertible Preferred Stock or any shares of common stock issued pursuant to the terms thereof held by it for a period of twelve months following the closing of the transaction. However, following the expiration of the lock-up period, Ayar will not be restricted from selling applicable securities, other than by applicable securities laws.

We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies.
As of March 31, 2025, the PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the eight directors to our Board.
In addition, for so long as Ayar holds the Redeemable Convertible Preferred Stock and as result of the consent and voting rights of the Redeemable Convertible Preferred Stock, coupled with the voting rights associated with Ayar’s existing ownership of common stock in the Company, Ayar has significant power to influence the outcome over any matter submitted for the vote of the holders of our common stock and to influence certain matters affecting our governance and capitalization. This concentration of ownership and voting power allows Ayar to exercise control over certain decisions, in particular with regards to governance and capitalization matters, including matters requiring approval by our stockholders (such as, subject to the Investor Rights Agreement, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests.
The interests of Ayar may differ from the interests of our other stockholders and, as such, Ayar’s voting power and influence over us may decrease the relative interests of our other stockholders or of the Company. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock and the trading price of the Convertible Senior Notes.
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
Some provisions of Delaware law, our current certificate of incorporation and our current bylaws, our Certificate of Designations and the indentures for the Convertible Senior Notes may deter third parties from acquiring us and diminish the value of our common stock, the Convertible Senior Notes and the Redeemable Convertible Preferred Stock.
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
In addition, certain terms of our Redeemable Convertible Preferred Stock and the Convertible Senior Notes may make it more difficult for an entity to acquire us. As the current holder of our Convertible Preferred Stock, Ayar has certain repurchase, conversion and consent rights, including the right, at the option of Ayar, to require us to repurchase for cash or, if under the terms of our Redeemable Convertible Preferred Stock we are then permitted, and we so elect, shares of our common stock (or other securities to be received by a holder of common stock in such fundamental change) in connection with a fundamental change, based on the applicable Minimum Consideration. See “Risks Related to Financing and Strategic Transactions—Our Redeemable Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are senior to the rights of, our common stockholders.” Similarly, the indentures governing the Convertible Senior Notes generally requires us, at the option of the holders, to repurchase the Convertible Senior Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with a make-whole fundamental change, as defined in the indentures for the Convertible Senior Notes. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us.
These provisions in our current certificate of incorporation, our current bylaws, our Certificate of Designations and the indentures for the Convertible Senior Notes as well as Delaware law could increase the cost and difficulty of acquiring us or may discourage, delay or prevent a transaction involving a change in our control that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock or the value of the Convertible Senior Notes or the Redeemable Convertible Preferred Stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our Board and take other corporate actions, which could also affect the price investors are willing to pay for our common stock, the Convertible Senior Notes or the Redeemable Convertible Preferred Stock.
Item 5. Other Information.
During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith
4.1	Indenture, dated as of April 8, 2025, between Lucid Group, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-39408	April 8, 2025	4.1

4.2	Form of certificate representing the 5.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	001-39408	April 8, 2025	4.2

10.1	Amendment to the Credit Facility Agreement, entered into on February 24, 2025 between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)					X

10.2^	Transition Agreement between Lucid Group, Inc. and Peter Rawlinson, dated February 21, 2025					X

10.3^	Offer of Promotion to Marc Winterhoff, dated February 21, 2025					X

10.4	Form of Capped Call Confirmation	8-K	001-39408	April 8, 2025	10.1

10.5^	Offer of Promotion to Gagan Dhingra, dated January 27, 2025	10-K	001-39408	February 25, 2025	10.36

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
^    Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: May 6, 2025	By:	/s/ Taoufiq Boussaid
Taoufiq Boussaid
Chief Financial Officer