Form 10-Q
period 2025-06-30
Lucid Group, Inc.
filed 2025-08-05
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Number of shares of the registrant’s common stock outstanding at July 30, 2025: 3,072,494,911

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3
	Frequently Used Terms	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	6
	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited)	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 (Unaudited)	10
	Notes to Condensed Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	60

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 5.	Other Information	113
Item 6.	Exhibits	113

SIGNATURES		115

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “scheduled” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies, management, and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to battery and powertrain systems, software, and strategic partnerships, technology features and capabilities, manufacturing capabilities and facilities, logistics and supply chain, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our direct-to-consumer strategy, our financial and operating outlook, future market launches and international expansion, including our manufacturing facility in Saudi Arabia and related timing and value to us, our needs for additional financing, our search for a new CEO, the contemplated reverse stock split, the closing of the private placement with SMB Holding Corporation, and the promise of Lucid’s technology. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, economic, market, financial, political, regulatory and legal conditions, including changes of policies, imposition of tariffs, export controls, threat of a trade war, the risk of a global economic recession or other downturn, bank closures and liquidity concerns at financial institutions, and global or regional conflicts or other geopolitical events;
•risks related to changes in overall demand for our products and services and cancellation of orders for our vehicles;
•risks related to prices and availability of commodities, including rare-earth minerals, materials, our supply chain, logistics, inventory management and quality control, and our ability to complete the tooling of our manufacturing facilities over time and scale production of our vehicles;
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
•changes in fuel and energy prices;
•our ability to rapidly innovate;
•our ability to enter into or maintain partnerships with original equipment manufacturers, vendors and technology providers, including our ability to realize the anticipated benefits of our transactions with Aston Martin, Uber and Nuro;
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
•risks related to our outstanding Redeemable Convertible Preferred Stock;
•availability, reduction or elimination of, and our ability to obtain and effectively utilize, zero emission vehicle credits, tax incentives, and other governmental and regulatory programs and incentives;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,795,719	$1,606,865
Short-term investments (including $35,000 and $15,000 associated with a related party as of June 30, 2025 and December 31, 2024, respectively)	1,030,140	2,424,103
Accounts receivable, net (including $63,508 and $57,909 from a related party as of June 30, 2025 and December 31, 2024, respectively)	125,265	112,025
Inventory	713,269	407,774
Prepaid expenses	63,336	52,951
Other current assets (including nil and $34,503 associated with a related party as of June 30, 2025 and December 31, 2024, respectively)	223,391	270,218
Total current assets	3,951,120	4,873,936
Property, plant and equipment, net	3,568,248	3,262,612
Right-of-use assets	235,821	211,886
Long-term investments (including $30,000 and $20,000 associated with a related party as of June 30, 2025 and December 31, 2024, respectively)	776,677	1,012,223
Other noncurrent assets	306,095	249,443
Investments in equity securities of a related party	31,117	37,831
TOTAL ASSETS	$8,869,078	$9,647,931

LIABILITIES
Current liabilities:
Accounts payable (including $18,010 and nil associated with a related party as of June 30, 2025 and December 31, 2024, respectively)	$213,656	$133,832
Finance lease liabilities, current portion	8,141	6,788
Other current liabilities (including $233,308 and $126,417 associated with related parties as of June 30, 2025 and December 31, 2024, respectively)	1,312,157	1,024,671
Total current liabilities	1,533,954	1,165,291
Finance lease liabilities, net of current portion	176,113	76,096
Common stock warrant liability	1,331	19,514
Long-term debt	2,038,928	2,002,151
Other long-term liabilities (including $122,889 and $121,136 associated with related parties as of June 30, 2025 and December 31, 2024, respectively)	600,321	572,800
Derivative liabilities associated with redeemable convertible preferred stock (related party)	246,250	639,425
Total liabilities	4,596,897	4,475,277
Commitments and contingencies (Note 12)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024, Series A redeemable convertible preferred stock, par value $0.0001; 100,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024; liquidation preference of $1,239,789 and $1,138,825 as of June 30, 2025 and December 31, 2024, respectively (related party)	1,084,589	730,025
Preferred stock 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024, Series B redeemable convertible preferred stock, par value $0.0001; 75,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024; liquidation preference of $871,051 and $800,442 as of June 30, 2025 and December 31, 2024, respectively (related party)	780,001	569,817
Total redeemable convertible preferred stock	1,864,590	1,299,842

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 15,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 3,073,203,419 and 3,032,219,724 shares issued and 3,072,345,594 and 3,031,361,899 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	307	303
Additional paid-in capital	16,231,681	16,808,018
Treasury stock, at cost, 857,825 shares at June 30, 2025 and December 31, 2024	(20,716)	(20,716)
Accumulated other comprehensive income (loss)	14,616	(2,099)
Accumulated deficit	(13,818,297)	(12,912,694)
Total stockholders’ equity	2,407,591	3,872,812
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$8,869,078	$9,647,931
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (including $30,247 and $36,470 from a related party for the three months ended June 30, 2025 and 2024, and $35,343 and $87,836 for the six months ended June 30, 2025 and 2024, respectively)	$259,432	$200,581	$494,480	$373,321

Costs and expenses
Cost of revenue	531,783	470,355	995,343	875,151
Research and development	273,839	287,170	525,085	571,797
Selling, general and administrative	256,857	210,245	469,032	423,477
Restructuring charges	—	20,228	—	20,228
Total cost and expenses	1,062,479	987,998	1,989,460	1,890,653

Loss from operations	(803,047)	(787,417)	(1,494,980)	(1,517,332)

Other income (expense), net
Change in fair value of common stock warrant liability	5,322	7,539	18,183	34,593
Change in fair value of equity securities of a related party	3,948	(9,390)	(9,505)	(29,323)
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	111,475	103,000	393,175	103,000
Gain on extinguishment of debt	116,360	—	116,360	—
Interest income	44,318	54,553	96,527	105,184
Interest expense (including $4,912 and $1,322 to a related party for the three months ended June 30, 2025 and 2024, and $8,612 and $2,703 for the six months ended June 30, 2025 and 2024, respectively)	(23,749)	(6,673)	(35,632)	(14,174)
Other income (expense), net	3,572	(5,067)	6,537	(6,074)
Total other income, net	261,246	143,962	585,645	193,206
Loss before provision for (benefit from) income taxes	(541,801)	(643,455)	(909,335)	(1,324,126)
Provision for (benefit from) income taxes	(2,369)	(65)	(3,732)	123
Net loss	(539,432)	(643,390)	(905,603)	(1,324,249)
Accretion of redeemable convertible preferred stock (related party)	(199,823)	(146,861)	(564,748)	(150,762)
Net loss attributable to common stockholders, basic	(739,255)	(790,251)	(1,470,351)	(1,475,011)
Interest expense on 2026 Notes	309	—	4,283	—
Gain on extinguishment of debt	(116,360)	—	(116,360)	—
Net loss attributable to common stockholders, diluted	$(855,306)	$(790,251)	$(1,582,428)	$(1,475,011)

Weighted-average shares outstanding attributable to common stockholders
Basic	3,056,404,834	2,310,360,525	3,046,411,837	2,306,209,050
Diluted	3,057,882,724	2,310,360,525	3,056,708,079	2,306,209,050

Net loss per share attributable to common stockholders
Basic	$(0.24)	$(0.34)	$(0.48)	$(0.64)
Diluted	$(0.28)	$(0.34)	$(0.52)	$(0.64)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$293	$(957)	$3,845	$(4,219)
Foreign currency translation adjustments	8,973	(802)	12,870	(4,790)
Total other comprehensive income (loss)	9,266	(1,759)	16,715	(9,009)
Comprehensive loss	(530,166)	(645,149)	(888,888)	(1,333,258)
Accretion of redeemable convertible preferred stock (related party)	(199,823)	(146,861)	(564,748)	(150,762)
Comprehensive loss attributable to common stockholders	$(729,989)	$(792,010)	$(1,453,636)	$(1,484,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	175,000	$1,664,767	3,048,800,731	$305	$16,477,601	$(20,716)	$5,350	$(13,278,865)	$3,183,675
Net loss	—	—	—	—	—	—	—	(539,432)	(539,432)
Other comprehensive income	—	—	—	—	—	—	9,266	—	9,266
Tax withholding payments for net settlement of employee awards	—	—	—	—	(6,172)	—	—	—	(6,172)
Issuance of common stock upon vesting of employee RSUs	—	—	14,642,058	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	6,854,017	1	12,695	—	—	—	12,696
Issuance of common stock upon exercise of stock options	—	—	2,048,788	—	861	—	—	—	861
Purchase of capped call options	—	—	—	—	(118,250)	—	—	—	(118,250)
Accretion of redeemable convertible preferred stock (related party)	—	199,823	—	—	(199,823)	—	—	—	(199,823)
Stock-based compensation	—	—	—	—	64,770	—	—	—	64,770
Balance as of June 30, 2025	175,000	$1,864,590	3,072,345,594	$307	$16,231,681	$(20,716)	$14,616	$(13,818,297)	$2,407,591

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2024	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	100,000	$504,450	2,306,928,813	$231	$15,134,686	$(20,716)	$(2,400)	$(10,879,611)	$4,232,190
Net loss	—	—	—	—	—	—	—	(643,390)	(643,390)
Other comprehensive loss	—	—	—	—	—	—	(1,759)	—	(1,759)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(2,070)	—	—	—	(2,070)
Issuance of common stock upon vesting of employee RSUs	—	—	6,472,275	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	4,601,557	—	11,104	—	—	—	11,104
Issuance of common stock upon exercise of stock options	—	—	683,259	—	786	—	—	—	786
Accretion of Series A redeemable convertible preferred stock (related party)	—	146,861	—	—	(146,861)	—	—	—	(146,861)
Stock-based compensation	—	—	—	—	65,897	—	—	—	65,897
Balance as of June 30, 2024	100,000	$651,311	2,318,685,904	$232	$15,063,541	$(20,716)	$(4,159)	$(11,523,001)	$3,515,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - continued
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	175,000	$1,299,842	3,031,361,899	$303	$16,808,018	$(20,716)	$(2,099)	$(12,912,694)	$3,872,812
Net loss	—	—	—	—	—	—	—	(905,603)	(905,603)
Other comprehensive income	—	—	—	—	—	—	16,715	—	16,715
Tax withholding payments for net settlement of employee awards	—	—	—	—	(9,449)	—	—	—	(9,449)
Issuance of common stock upon vesting of employee RSUs	—	—	31,732,762	3	(3)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	6,854,017	1	12,695	—	—	—	12,696
Issuance of common stock upon exercise of stock options	—	—	2,396,916	—	1,274	—	—	—	1,274
Purchase of capped call options	—	—	—	—	(118,250)	—	—	—	(118,250)
Accretion of redeemable convertible preferred stock (related party)	—	564,748	—	—	(564,748)	—	—	—	(564,748)
Stock-based compensation	—	—	—	—	102,144	—	—	—	102,144
Balance as of June 30, 2025	175,000	$1,864,590	3,072,345,594	$307	$16,231,681	$(20,716)	$14,616	$(13,818,297)	$2,407,591

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2024	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	2,299,253,664	$230	$15,066,080	$(20,716)	$4,850	$(10,198,752)	$4,851,692
Net loss	—	—	—	—	—	—		(1,324,249)	(1,324,249)
Other comprehensive loss	—	—	—	—	—	—	(9,009)	—	(9,009)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(5,312)	—	—	—	(5,312)
Issuance of common stock upon vesting of employee RSUs	—	—	12,732,126	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	4,601,557	—	11,104	—	—	—	11,104
Issuance of common stock upon exercise of stock options	—	—	2,098,557	—	2,311	—	—	—	2,311
Issuance of Series A redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	100,000	500,549	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock (related party)	—	150,762	—	—	(150,762)	—	—	—	(150,762)
Stock-based compensation	—	—	—	—	140,122	—	—	—	140,122
Balance as of June 30, 2024	100,000	$651,311	2,318,685,904	$232	$15,063,541	$(20,716)	$(4,159)	$(11,523,001)	$3,515,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(905,603)	$(1,324,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,047	135,021
Amortization of insurance premium	17,485	17,314
Non-cash operating lease cost	19,758	15,136
Stock-based compensation	83,834	120,709
Inventory and firm purchase commitments write-downs	327,806	277,541
Change in fair value of common stock warrant liability	(18,183)	(34,593)
Change in fair value of equity securities of a related party	9,505	29,323
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(393,175)	(103,000)
Net accretion of investment discounts/premiums	(19,062)	(44,308)
Gain on extinguishment of debt	(116,360)	—
Other non-cash items	9,300	4,944
Changes in operating assets and liabilities:
Accounts receivable (including $(5,599) and $(42,282) from a related party for the six months ended June 30, 2025 and 2024, respectively)	(13,260)	(49,612)
Inventory	(586,043)	(83,410)
Prepaid expenses	(27,677)	(19,269)
Other current assets	12,425	(22,310)
Other noncurrent assets	(68,249)	(23,392)
Accounts payable	58,513	3,181
Other current liabilities	117,921	5,520
Other long-term liabilities	23,164	71,722
Net cash used in operating activities	(1,258,854)	(1,023,732)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(67,668) and $(34,068) from a related party for the six months ended June 30, 2025 and 2024, respectively)	(343,904)	(432,512)
Purchases of investments (including $(30,000) and nil from a related party for the six months ended June 30, 2025 and 2024, respectively)	(309,557)	(1,854,127)
Proceeds from maturities of investments	1,961,485	2,287,894
Proceeds from sale of investments	—	5,000
Net cash provided by investing activities	1,308,024	6,255
Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock to a related party	—	1,000,000
Payments of issuance costs for Series A redeemable convertible preferred stock	—	(2,343)
Payment for finance lease liabilities	(1,376)	(1,929)
Proceeds from issuance of 2030 Notes	1,100,000	—
Payment of transaction costs for the issuance of 2030 Notes	(17,924)	—
Purchase of capped call options	(118,250)	—
Repurchase of 2026 Notes	(931,433)	—
Proceeds from borrowings from a related party	106,645	—
Repayment of borrowings to a related party	—	(4,266)
Proceeds from exercise of stock options	1,274	2,311
Proceeds from employee stock purchase plan	12,696	11,104
Tax withholding payments for net settlement of employee awards	(9,449)	(5,312)
Payment for credit facility issuance costs to a related party	(507)	—
Net cash provided by financing activities	141,676	999,565
Net increase (decrease) in cash, cash equivalents, and restricted cash	190,846	(17,912)
Beginning cash, cash equivalents, and restricted cash	1,607,052	1,371,507
Ending cash, cash equivalents, and restricted cash	$1,797,898	$1,353,595
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$16,387	$11,587
Cash paid for taxes	$3,405	$42

Supplemental disclosure of non-cash investing and financing activity:
Increases (decreases) in purchases of property, plant and equipment included in accounts payable and other current liabilities	$12,399	$(14,310)
Government grant (related party) reflected in property, plant and equipment	$—	$(32,640)
Property, plant and equipment and right-of-use assets obtained through leases	$143,403	$7,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2025
NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Lucid Group, Inc. (“Lucid”) is a technology company that is setting new standards with the world’s most advanced electric vehicles (“EVs”), the award-winning Lucid Air and new Lucid Gravity.
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
From inception through June 30, 2025, the Company has incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2025 and 2024, the Company has incurred net losses of $0.9 billion and $1.3 billion, respectively. The Company had an accumulated deficit of $13.8 billion as of June 30, 2025.
The Company completed the first phase of the construction of its Advanced Manufacturing Plant-1 in Casa Grande, Arizona (“AMP-1”) in 2021, transitioned general assembly to the AMP-1 phase 2 manufacturing facility and completed the semi knocked-down (“SKD”) portion of its Advanced Manufacturing Plant-2 in Saudi Arabia (“AMP-2”) in September 2023. The Company also completed key manufacturing activities, including the paint shop, stamping, a new body shop for the Lucid Gravity, and a majority of the powertrain shop, of the AMP-1 phase 2 manufacturing facility in 2024. The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company began commercial production and deliveries of its second vehicle, the Lucid Gravity, in December 2024. Currently, the AMP-1 phase 2 facility manufactures the Lucid Air and the Lucid Gravity. The Company continues to expand AMP-1, construct the completely-built-up (“CBU”) portion of AMP-2, and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release. The aforementioned activities will require considerable capital, which is above and beyond the expected cash inflows from the current sales of Lucid vehicles. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
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
In March 2023, the Company amended the GIB Facility Agreement (together with the GIB Facility Agreement, the “2023 Amended GIB Facility Agreement”) to combine the Bridge Facility and the Working Capital Facility into a committed $266.1 million revolving credit facility (the “2023 GIB Credit Facility”). In February 2025, Lucid LLC, a limited liability company established in Saudi Arabia and a subsidiary of the Company (“Lucid LLC”), entered into an agreement to renew the 2023 GIB Credit Facility (the “2025 GIB Credit Facility”) maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.6 million). See Note 6 “Debt” for more information.

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
In April 2025, the Company issued $1.10 billion aggregate principal amount of 5.00% convertible senior notes due in April 2030 (the “2030 Notes”) in a private offering. The net proceeds from the offering were $1.08 billion, after deducting debt issuance costs. In connection with the 2030 Notes offering, the Company paid $118.3 million to enter into privately negotiated capped call transactions with certain financial institutions to increase the effective conversion premium to $4.80 per share. See Note 6 “Debt” for more information.
Contemporaneously with the 2030 Notes offering, the Company repurchased $1,052.5 million aggregate principal amount of its 1.25% convertible senior notes due 2026 (the “2026 Notes”), using $931.4 million of the net proceeds of the 2030 Notes. See Note 6 “Debt” for more information.

Certain Significant Risks and Uncertainties
The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance fully EVs and advanced EV powertrain components, including battery pack systems, (iii) construction of the CBU portion of AMP-2 in Saudi Arabia, (iv) further construction of AMP-1 in Casa Grande, Arizona, (v) expansion of its retail studios and service center capabilities throughout North America and across the globe, and (vi) providing access to its technology to third parties. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; the need to further develop its sourcing, logistics, supply chain and manufacturing; and the need to hire additional management and other employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including our ability to access potential markets, and secure long-term financing on commercially reasonable terms.
The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse impact on the Company’s future financial position, results of operations, and/or cash flows: changes in the overall demand for its products and services; advances and trends in new technologies; competitive pressures; acceptance of the Company’s products and services; litigation or claims against the Company based on intellectual property (including patents); supply chain and logistical challenges and uncertainties; uncertainties surrounding trade policies as well as domestic and foreign tariffs and export controls; political, regulatory, social, environmental and economic conditions or other factors; and the Company’s ability to attract and retain employees necessary to support its business operations.
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate changes or other central bank policy actions, government closures of banks and liquidity concerns at financial institutions, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may cause the Company’s customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for the Company’s products may result in a decline in product sales, with a corresponding material adverse impact on the Company’s business, prospects, financial condition and results of operations. Given the Company’s premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on the Company compared to its competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls have caused, and may continue to cause, supply chain and logistical challenges and operational risks. In particular, the U.S. federal government recently enacted the law commonly referred to as the One Big, Beautiful Bill Act (“OBBBA”), which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications. The Company is currently assessing the impact of OBBBA on the consolidated financial statements. If any of the Company’s suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet the Company’s production and quality requirements.
Taken together, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls, coupled with supply chain challenges and the potential difficulty of passing costs to customers or sharing the burden with suppliers, could reduce demand for the Company’s products and have a material adverse effect on the Company’s business, prospects, results of operations and financial condition. In addition, the deterioration of conditions in the financial markets may limit the Company’s ability to obtain external financing to fund its operations and capital expenditures on terms favorable to the Company, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q (the “Quarterly Report”) for more information regarding risks associated with a global economic recession, downturn or other adverse economic conditions.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.
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
Reclassification
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,795,719	$1,606,865
Restricted cash included in other current assets	13	14
Restricted cash included in other noncurrent assets	2,166	173
Total cash, cash equivalents, and restricted cash	$1,797,898	$1,607,052
Accounts Receivable, Net
Accounts receivable consists of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits, services, and regulatory credits. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded immaterial allowance for credit losses as of June 30, 2025 and December 31, 2024.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits, but its deposits exceed federally insured limits. As of June 30, 2025 and December 31, 2024, accounts receivable from the EV purchase agreement with the Government of Saudi Arabia, a related party of the Public Investment Fund (“PIF”), which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 50.7% and 51.7% of the total accounts receivable balance, respectively. See Note 16 “Related Party Transactions” for more information.
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
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of EVs to customers. Vehicle sales without RVG totaled $64.3 million and $99.5 million during the three and six months ended June 30, 2025, respectively, and $81.9 million and $149.4 million for the same periods in the prior year, respectively. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified OTA software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally four years. Payment is typically received at the time of delivery or shortly after delivery of the vehicle to the customer, except for vehicle sales under the EV Purchase Agreement. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer.
At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future product returns. Return rate estimates are based on historical experience and the sales return reserve balance was not material as of June 30, 2025 and December 31, 2024.

Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partners in connection with its vehicle leasing program. Vehicle sales with RVG totaled $132.8 million and $265.9 million during the three and six months ended June 30, 2025, respectively, and $118.7 million and $190.9 million for the same periods in the prior year, respectively. Under the vehicle leasing program, the Company generally receives payment for the vehicle sales price at the time of delivery or shortly after the delivery. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations. Any fees or incentives that are paid or payable by the Company to commercial banking partners are recognized as a reduction to vehicle sales revenue. The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated RVG liability. The Company recorded $77.3 million and $58.0 million of RVG liabilities as of June 30, 2025 and December 31, 2024, respectively. As the Company accumulates more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that the Company could be required to make was $524.6 million and $401.1 million as of June 30, 2025 and December 31, 2024, respectively.
Vehicle Operating Lease Revenue
The Company accounts for sales of vehicles with repurchase obligations as operating leases. The Company sells vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed upon repurchase price. The Company records the difference between the proceeds received and the agreed upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets, and were not material as of June 30, 2025 and December 31, 2024. The operating lease revenue was not material for the three and six months ended June 30, 2025 and 2024.
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
The Company recorded revenue from sale and leaseback transactions of $19.0 million and $44.9 million during the three and six months ended June 30, 2025, respectively, and $0.3 million and $6.8 million for the same periods in the prior year, respectively. Operating lease expenses were not material.
Used Vehicle Sales
Used vehicle sales revenue is generated from the sale of used Lucid vehicles. The revenue from sales of used Lucid vehicles was not material for the three and six months ended June 30, 2025 and 2024.
Vehicle Sales Deferred Revenue
As of June 30, 2025 and December 31, 2024, the Company recorded $65.6 million and $53.3 million of total deferred revenue from all vehicle sales primarily related to OTA and remarketing activities for vehicle sales, respectively. The Company recorded $23.9 million and $18.5 million of the total deferred revenue within other current liabilities and the remaining $41.7 million and $34.8 million within other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. Revenue recognized that was included in the deferred revenue at the beginning of the period was not material during the three and six months ended June 30, 2025 and 2024.

Other
Other consists primarily of revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits, and sales of non-Lucid vehicles acquired as part of trade-in program. The Company generates regulatory credits revenue from the sale of tradable credits the Company earns under various regulations. This include credits related to zero emission vehicles and greenhouse gas, and the Corporate Average Fuel Economy credits. Regulatory credit revenue totaled $18.7 million and $50.2 million during the three and six months ended June 30, 2025, respectively, and $12.1 million and $17.5 million for the same periods in the prior year, respectively. The revenue from sales of non-Lucid vehicles was not material for the three and six months ended June 30, 2025 and 2024.
Redeemable Convertible Preferred Stock
Accounting for the redeemable convertible preferred stock requires an evaluation to determine if liability classification is required under Accounting Standards Codification (“ASC”) 480-10. Liability classification is required for freestanding financial instruments that are (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets, such as those that are mandatorily redeemable, (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares.
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
Except for the policies described above, there have been no significant changes to accounting policies during the three and six months ended June 30, 2025.
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
NOTE 3 - RESTRUCTURING
On May 24, 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2024 Restructuring Plan during the first quarter of 2025. During the three and six months ended June 30, 2024, the Company recorded restructuring charges of $20.2 million.
On March 28, 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2023 Restructuring Plan during the first quarter of 2024.
A summary of restructuring liabilities associated with the restructuring plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring liabilities - beginning of period	$—	$—	$267	$54
Restructuring charges excluding non-cash items(1)	—	21,708	—	21,708
Cash payments	—	(4,141)	(267)	(4,195)
Restructuring liabilities - end of period	$—	$17,567	$—	$17,567
(1) Excluded non-cash items of $1.5 million for the three and six months ended June 30, 2024 related to the 2024 Restructuring Plan, which was net of accelerated stock-based compensation expense of $3.2 million and a reversal of $4.7 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of June 30, 2025 and December 31, 2024, the restructuring liabilities associated with the 2024 Restructuring Plan were nil and immaterial, respectively.

NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$405,787	$160,532
Work in progress	89,883	36,628
Finished goods	217,599	210,614
Total Inventory	$713,269	$407,774
Inventory as of June 30, 2025 and December 31, 2024 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and used vehicles which the Company intends to sell. The Company recorded write-downs of $184.7 million and $336.3 million for the three and six months ended June 30, 2025, respectively, and $154.2 million and $292.0 million for the same periods in the prior year, respectively, to reduce its inventories to its net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments (“LCNRV”). While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact the Company’s financial results.

Property, plant and equipment, net
Property, plant and equipment, net as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	June 30, 2025	December 31, 2024
Land and land improvements	$70,967	$70,967
Building and improvements(1)	1,087,309	1,075,349
Machinery, tooling and vehicles(2)(3)	2,183,345	1,720,517
Computer equipment and software	120,686	105,012
Leasehold improvements	277,567	268,091
Furniture and fixtures	53,810	51,238
Finance leases	189,717	86,852
Construction in progress	579,873	672,534
Total Property, plant and equipment	4,563,274	4,050,560
Less accumulated depreciation and amortization	(995,026)	(787,948)
Property, plant and equipment, net	$3,568,248	$3,262,612
(1) As of June 30, 2025 and December 31, 2024, $127.5 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance. See Note 16 “Related Party Transactions” for more information.
(2) Included $41.7 million and $39.5 million of service loaner vehicles as of June 30, 2025 and December 31, 2024, respectively.
(3) Included $31.1 million and $34.7 million of operating lease vehicles sold to rental companies as of June 30, 2025 and December 31, 2024, respectively.
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

	June 30, 2025	December 31, 2024
Machinery and tooling	$297,133	$561,858
Construction of AMP-1 and AMP-2(1)	226,146	78,254
Leasehold improvements and other	56,594	32,422
Total construction in progress	$579,873	$672,534
(1) As of June 30, 2025 and December 31, 2024, $67.3 million, of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance. See Note 16 “Related Party Transactions” for more information.
Depreciation and amortization expense was $111.1 million and $209.0 million for the three and six months ended June 30, 2025, respectively, and $66.2 million and $135.0 million for the same periods in the prior year, respectively. The amount of interest capitalized on construction in progress related to significant capital asset constructions was not material for the three and six months ended June 30, 2025 and 2024.

Other current liabilities
Other current liabilities as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Engineering, design, and testing accrual	$43,842	$53,666
Capital expenditures accrual	63,867	39,043
Accrued compensation	147,694	201,880
Accrued purchases(1)	163,987	31,318
Retail leasehold improvements accrual	4,189	3,589
Third-party services accrual	40,552	26,353
Tooling liability	73,684	110,249
Short-term borrowings	233,308	126,417
Operating lease liabilities, current portion	50,800	35,596
Reserve for loss on firm inventory purchase commitments	142,715	119,672
Accrued warranty	41,808	36,752
Deferred revenue(2)	23,927	18,473
Sales incentive accrual	21,470	18,336
RVG liabilities	26,737	17,755
Other current liabilities	233,577	185,572
Total other current liabilities	$1,312,157	$1,024,671
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
(2) Represent deferred revenue from vehicle sales primarily related to OTA and remarketing activities.
Other long-term liabilities
Other long-term liabilities as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease liabilities, net of current portion	$233,637	$229,835
Other long-term liabilities(1)(2)	366,684	342,965
Total other long-term liabilities	$600,321	$572,800
(1) As of June 30, 2025 and December 31, 2024, $114.1 million and $112.7 million of deferred revenue was recorded within other long-term liabilities in the condensed consolidated balance sheets, respectively, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 16 “Related Party Transactions” for more information.
(2) Included accrued warranty balance of $82.6 million and $75.7 million as of June 30, 2025 and December 31, 2024, respectively.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accrued warranty - beginning of period(2)	$116,876	$48,163	$112,478	$46,076
Warranty costs incurred	(7,445)	(17,818)	(15,359)	(35,886)
Provision for warranty(1)	14,960	48,151	27,272	68,306
Accrued warranty - end of period(2)	$124,391	$78,496	$124,391	$78,496

(1) Provision for warranty for the three and six months ended June 30, 2025 and 2024 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties. During the three and six months ended June 30, 2024, the Company recorded $30.7 million and $41.5 million provision associated with a special warranty campaign, respectively.
(2) Accrued warranty balance of $41.8 million and $36.8 million was recorded within other current liabilities, and $82.6 million and $75.7 million was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

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
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$684,563	$—	$—	$684,563	$684,563	$—	$—
Level 1:
Money market funds	858,305	—	—	858,305	858,305	—	—
U.S. Treasury securities	1,051,568	3,769	(33)	1,055,304	155,475	555,793	344,036
Subtotal	1,909,873	3,769	(33)	1,913,609	1,013,780	555,793	344,036
Level 2:
Time deposits(1)	405,000	—	—	405,000	75,000	300,000	30,000
Commercial paper	27,863	—	(3)	27,860	22,376	5,484	—
Corporate debt securities	568,353	3,161	(10)	571,504	—	168,863	402,641
Subtotal	1,001,216	3,161	(13)	1,004,364	97,376	474,347	432,641
Total	$3,595,652	$6,930	$(46)	$3,602,536	$1,795,719	$1,030,140	$776,677
(1) Included $35.0 million and $30.0 million of time deposits with GIB in short-term investments and long-term investments, respectively. GIB is a related party of the PIF, which is an affiliate of Ayar. See Note 16 “Related Party Transactions” for more information.

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
(1) Included $15.0 million and $20.0 million of time deposits with GIB in short-term investments and long-term investments, respectively. See Note 16 “Related Party Transactions” for more information.
During the three and six months ended June 30, 2025 and 2024, there were immaterial gross realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $22.7 million and $19.6 million as of June 30, 2025 and December 31, 2024, respectively, and was recorded in other current assets on its condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.
The following table summarizes our available-for-sale securities by contractual maturity:

	June 30, 2025
	Amortized cost	Estimated Fair Value
Within one year	$1,028,547	$1,030,140
After one year through three years	771,387	776,677
Total	$1,799,934	$1,806,817
On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded fair values of $31.1 million and $37.8 million within investments in equity securities of a related party in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. The Company recognized an unrealized gain of $3.9 million and an unrealized loss of $9.5 million during the three and six months ended June 30, 2025, respectively, and unrealized losses of $9.4 million and $29.3 million for the same periods in the prior year, respectively, in change of fair value of equity securities of a related party in the condensed consolidated statement of operations and comprehensive loss. The Company also recognized unrealized foreign currency gains of $1.6 million and $2.8 million during the three and six months ended June 30, 2025, respectively, and an unrealized foreign currency gain of $0.1 million and an unrealized foreign currency loss of $0.7 million for the same periods in the prior year, respectively, related to these equity securities in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. See Note 16 “Related Party Transactions” for more information.
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

The following table presents a reconciliation of the common stock warrant liability measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value-beginning of period	$6,653	$26,610	$19,514	$53,664
Change in fair value	(5,322)	(7,539)	(18,183)	(34,593)
Fair value-end of period	$1,331	$19,071	$1,331	$19,071
The following table presents a reconciliation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025		2024	2025		2024
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability
Fair value-beginning of period	$232,100	$125,625	$497,100	$408,800	$230,625	$—
Issuance	—	—	—	—	—	497,100
Change in fair value	(76,900)	(34,575)	(103,000)	(253,600)	(139,575)	(103,000)
Fair value-end of period	$155,200	$91,050	$394,100	$155,200	$91,050	$394,100
NOTE 6 – DEBT
Long-term Debt
The Company accounted for the issuances of the 2026 Notes and the 2030 Notes as single liabilities measured at its respective amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The fair value of Notes was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The following table sets forth a summary of the 2026 Notes and the 2030 Notes as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$960.0	$(3.7)	$956.3	$838.8
2030 Notes	1,100.0	(17.4)	1,082.6	1,000.4
Total long-term debt	$2,060.0	$(21.1)	$2,038.9	$1,839.2

	December 31, 2024
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$2,012.5	$(10.3)	$2,002.2	$1,579.8
The effective interest rate for the 2026 Notes and the 2030 Notes is 1.5% and 5.4%, respectively. The components of interest expense related to the 2026 Notes and the 2030 Notes were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest	$15.9	$6.3	$22.2	$12.6
Amortization of debt discounts and debt issuance costs	1.4	1.2	2.7	2.5
Interest expense	$17.3	$7.5	$24.9	$15.1

2030 Notes and Capped Call Transactions
2030 Notes
In April 2025, the Company issued an aggregate of $1,100.0 million principal amount of 5.00% convertible senior notes due in April 2030 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, at an issuance price equal to 100.0% of the principal amount of the 2030 Notes. The 2030 Notes were issued pursuant to and are governed by an indenture dated April 8, 2025, between the Company and U.S. Bank Trust Company, National Association as the trustee. The proceeds from the issuance of the 2030 Notes were $1,081.8 million, net of the debt issuance costs. Contemporaneously with the 2030 Notes offering, the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes.
The 2030 Notes are unsecured obligations which bear regular interest at 5.00% per annum and are payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. The 2030 Notes will mature on April 1, 2030, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2030 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at the Company’s election, at an initial conversion rate of 333.3333 shares of Class A common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $3.00 per share of our Class A common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. The Company may redeem for cash all or any portion of the 2030 Notes, at the Company’s option, on or after April 6, 2028 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders may require the Company to repurchase the 2030 Notes upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.
Holders of the 2030 Notes may convert all or a portion of their 2030 Notes at their option prior to January 1, 2030, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the quarter ended on June 30, 2025 (and only during such calendar quarter), if the Company’s common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of specified corporate events; or
•if the Company calls any or all 2030 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption.
On or after January 1, 2030, the 2030 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2030 Notes who convert the 2030 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2030 Notes, or in connection with a redemption may be entitled to an increase in the conversion rate.
The 2030 Notes were not eligible for conversion as of June 30, 2025. No sinking fund is provided for the 2030 Notes, which means that the Company is not required to redeem or retire them periodically. As of June 30, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2030 Notes.
Capped Call Transactions
In connection with the 2030 Notes offering, the Company paid $118.3 million to enter into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover, subject to anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the 2030 Notes. The Capped Call Transactions have an expiration date of April 1, 2030.

The Company expects the Capped Call Transactions generally would reduce the potential dilution to the Company’s common stock upon conversion of the notes and/or offset any cash payments that the Company could be required to make in excess of the principal amount of any converted notes, as the case may be, in the event that the market price per share of Lucid’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions. The initial strike price of the Capped Call Transactions corresponds to the initial conversion price of the 2030 Notes, or approximately $3.00 per share of the Company’s common stock. The initial cap price of the Capped Call Transactions was $4.80 per share of the Company’s common stock and is subject to customary anti-dilution adjustments.
The Capped Call Transactions were separate transactions, entered into by the Company with certain financial institutions, and were not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Transactions. The Company recorded the Capped Call Transactions as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2025, with no remeasurement in subsequent periods as they meet the conditions for equity classification.
Ayar Prepaid Forward Transaction
In connection with the pricing of the 2030 Notes, Ayar entered into a privately negotiated prepaid forward transaction with a forward counterparty that is an affiliate of one of the initial purchasers of the 2030 Notes (the “Forward Counterparty”), pursuant to which Ayar will purchase approximately $430.0 million of the Company’s common stock with delivery expected to occur on or about the maturity date for the 2030 Notes, subject to the ability of the Forward Counterparty to elect to settle all or a portion of the prepaid forward transaction early.
The Company is not a party to the prepaid forward transaction. In connection with Ayar agreeing to enter into and fund the prepaid forward transaction, the Company has agreed to pay a periodic cash fee to Ayar, which shall initially accrue at a rate of 0.5% per annum on the amount of prepaid forward transaction and be recalculated to reflect any early settlement of the prepaid forward transaction. The periodic fee incurred associated with the prepaid forward transaction was not material for the three and six months ended June 30, 2025.
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
The 2026 Notes are unsecured obligations which bear regular interest at 1.25% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at the Company’s election, at an initial conversion rate of 18.2548 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $54.78 per share of our Class A common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. The Company may redeem for cash all or any portion of the 2026 Notes, at the Company’s option, on or after December 20, 2024 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders may require the Company to repurchase the 2026 Notes upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.
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
In April 2025, contemporaneously with the 2030 Notes offering, the Company repurchased $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. The repurchases of the 2026 Notes were accounted for as a debt extinguishment. The difference between the consideration paid to repurchase a portion of the 2026 Notes principal amount and the then carrying value of the 2026 Notes resulted in a gain of $116.4 million, and was recorded within gain on extinguishment of debt in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2025. Following the redemption, the Company’s outstanding principal balance of the 2026 Notes was $960.0 million.
The 2026 Notes were not eligible for conversion as of June 30, 2025 and December 31, 2024. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of June 30, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the indentures governing the 2026 Notes.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of June 30, 2025 and December 31, 2024, no amount was outstanding under the SIDF Loan Agreement.
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

On February 24, 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.6 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the 2025 GIB Credit Facility. Commitments under the 2025 GIB Credit Facility will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2025 GIB Credit Facility.
The commitment fees for the three and six months ended June 30, 2025 and 2024 were not material. The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of June 30, 2025 and December 31, 2024, the Company had outstanding borrowings of SAR 875 million (approximately $233.3 million) and SAR 475 million (approximately $126.4 million), respectively. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.90% and 7.04% as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, availability under the GIB credit facility was SAR 1,024 million (approximately $272.9 million) and SAR 523 million (approximately $139.2 million), respectively, after giving effect to the outstanding letters of credit. The Company recorded interest expense of $3.6 million and $6.1 million during the three and six months ended June 30, 2025, respectively, and $1.3 million and $2.7 million for the same periods in the prior year, respectively. As of June 30, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the GIB credit facility.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of June 30, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $102.5 million and $56.9 million as of June 30, 2025 and December 31, 2024, respectively. Availability under the ABL Credit Facility was $392.9 million (including $195.2 million cash and cash equivalents) and $354.9 million (including $191.1 million cash and cash equivalents) as of June 30, 2025 and December 31, 2024, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheets and amortized over the facility term using the straight-line method. Commitment fee and amortization of the deferred issuance costs were not material for the three and six months ended June 30, 2025 and 2024.
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

The DDTL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of June 30, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the DDTL Credit Facility.
As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the DDTL Credit Facility. The Company incurred issuance costs of $6.2 million to obtain the DDTL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheet and amortized over the facility term using the straight-line method. Commitment fee and amortization of the deferred issuance costs were not material for the three and six months ended June 30, 2025.
NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the merger, the Company effectively issued 44,350,000 Private Placement Warrants to purchase shares of Lucid’s common stock at an exercise price of $11.50. The Private Placement Warrants were initially recognized as a liability with a fair value of $812.0 million and were remeasured to a fair value of $19.5 million as of December 31, 2024. The Private Placement Warrants remained unexercised and were remeasured to a fair value of $1.3 million as of June 30, 2025. The Company recognized gains of $5.3 million and $18.2 million for the three and six months ended June 30, 2025, respectively, and gains of $7.5 million and $34.6 million for the same periods in the prior year, respectively, in the condensed consolidated statements of operations and comprehensive loss.
The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and was as follows:

	June 30, 2025	December 31, 2024
Fair value of Private Placement Warrants per share	$0.03	$0.44
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

	June 30, 2025	December 31, 2024
Volatility	80.0%	95.0%
Expected term (in years)	1.1	1.6
Risk-free rate	3.9%	4.2%
Dividend yield	—%	—%
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
Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Redeemable Convertible Preferred Stock if all shares of the Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of June 30, 2025 and December 31, 2024, the liquidation preference of the Series A Redeemable Convertible Preferred Stock was $1,239.8 million and $1,138.8 million, respectively. As of June 30, 2025 and December 31, 2024, the liquidation preference of the Series B Redeemable Convertible Preferred Stock was $871.1 million and $800.4 million, respectively.
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
The Company accretes the Redeemable Convertible Preferred Stock to its redemption value, which is greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period. The Company recorded accretion of $129.2 million and $354.5 million related to the Series A Redeemable Convertible Preferred Stock during the three and six months ended June 30, 2025, respectively, and $146.9 million and $150.8 million for the same periods in the prior year, respectively. The Company recorded accretion of $70.6 million and $210.2 million related to the Series B Redeemable Convertible Preferred Stock during the three and six months ended June 30, 2025, respectively. Accretion of the Redeemable Convertible Preferred Stock was reflected as adjustments to additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The carrying value of the Series A Redeemable Convertible Preferred Stock was $1,084.6 million and $730.0 million as of June 30, 2025 and December 31, 2024, respectively. The carrying value of the Series B Redeemable Convertible Preferred Stock was $780.0 million and $569.8 million as of June 30, 2025 and December 31, 2024, respectively.
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

As of June 30, 2025 and December 31, 2024, the Company remeasured the derivative liabilities for the Redeemable Convertible Preferred Stock to fair value of $246.3 million and $639.4 million, comprising of $155.2 million and $408.8 million related to Series A Redeemable Convertible Preferred Stock and $91.1 million and $230.6 million related to Series B Redeemable Convertible Preferred Stock, respectively. The Company recognized gains of $111.5 million and $393.2 million for the three and six months ended June 30, 2025, respectively, and a gain of $103.0 million for the same periods in the prior year, in change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss.
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

The level 3 fair value inputs used in the valuation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock were as follows:

	June 30, 2025		December 31, 2024
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability
Volatility	40.0%	40.0%	40.0%	40.0%
Credit spread	24.5%	24.5%	17.9%	17.9%
Stock price	$2.11	$2.11	$3.02	$3.02
Term (in years)	3.7	4.1	4.2	4.6
Risk-free rate	3.7%	3.7%	4.3%	4.4%
NOTE 9 – STOCKHOLDERS’ EQUITY
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 857,825 shares of its common stock, including 712,742 shares from certain employees and 145,083 shares from board of directors of the Company’s predecessor, Atieva, Inc. at $24.15 per share. No common stock was repurchased during the three and six months ended June 30, 2025 and 2024.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of June 30, 2025 was as follows:

June 30, 2025
Private Placement Warrants to purchase common stock	44,350,000
Stock options outstanding	22,073,185
Restricted stock units outstanding	94,687,406
Shares available for future grants under equity plans	201,788,658
If-converted common shares from 2026 Notes	17,525,210
If-converted common shares from 2030 Notes	366,666,630
If-converted common shares from Series A redeemable convertible preferred stock	311,108,563
If-converted common shares from Series B redeemable convertible preferred stock	185,162,444
Total shares of common stock reserved	1,243,362,096

NOTE 10 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activity for the six months ended June 30, 2025 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2024	26,894,103	$1.84	4.4	$48,886
Options exercised	(4,490,688)	0.56
Options canceled	(330,230)	7.85
Balance as of June 30, 2025	22,073,185	$2.01	4.46	$20,608
Options vested and exercisable as of June 30, 2025	20,509,721	$1.63	4.40	$20,608
As of June 30, 2025, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $4.9 million, and is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units (“RSUs”)
A summary of RSUs activity for the six months ended June 30, 2025 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2024	87,969,008	15,996,461	103,965,469	$4.83
Granted	30,400,463	1,623,784	32,024,247	$2.50
Vested	(29,324,838)	(4,985,271)	(34,310,109)	$5.42
Cancelled/Forfeited	(6,210,649)	(781,552)	(6,992,201)	$4.02
Balance as of June 30, 2025	82,833,984	11,853,422	94,687,406	$3.89
As of June 30, 2025, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $252.5 million, which is expected to be recognized over a weighted-average period of 1.7 years.
In 2021, the Company granted performance-based RSUs to the former CEO and they were subject to performance and market conditions. The performance condition was satisfied upon the closing of the merger. The Company recognized compensation expense using a graded vesting attribution method over the derived service period for the former CEO’s performance-based awards. Stock-based compensation expense was recognized when the relevant performance condition was considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the performance-based awards of the former CEO for four of the five tranches and certified by the Company’s board of directors (the “Board of Directors”), representing an aggregate of 13,934,271 performance RSUs. The unamortized expense of $8.2 million as of December 31, 2022 for the fifth tranche, representing 2,090,140 RSUs, was fully recognized during the year ended December 31, 2023.
The Company granted 13,834,748 shares of the time-based RSUs to the former CEO that would vest in sixteen equal quarterly installments, beginning on December 5, 2021, and were subject to continuous employment. The Company recognized compensation expense for these time-based RSUs on a graded vesting schedule over the requisite vesting period. The Company withheld approximately 0.5 million and 1.0 million shares of common stock for the three and six months ended June 30, 2025 and 2024, respectively, by net settlement to meet the related tax withholding requirements related to the former CEO’s time-based RSUs. In February 2025, the Company announced the former CEO’s resignation and transition. In connection with this transition, the Company recorded a reversal of $41.6 million related to previously recognized stock-based compensation expenses for his unvested time-based RSUs, resulted from modification accounting. As of June 30, 2025, there were no unrecognized stock-based compensation expenses related to the time-based RSUs.

The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and/or individual performance and (ii) a service condition which will be met generally over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and/or individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. The Company recorded stock-based compensation expenses of $3.5 million and $12.4 million during the three and six months ended June 30, 2025, respectively, and $3.3 million and $8.0 million for the same periods in the prior year, respectively, related to these performance-based RSUs. As of June 30, 2025, the unamortized expense for the performance-based RSUs was $12.3 million, which will be recognized over a weighted-average period of 0.9 years primarily contingent upon realization of the corporate performance conditions.
Employee Stock Purchase Plan (“ESPP”)
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of June 30, 2025, unrecognized stock-based compensation cost related to the ESPP was $25.1 million which is expected to be recognized over a weighted-average period of 1.5 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three and six months ended June 30, 2025 and 2024, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$582	$899	$1,704	$1,811
Research and development	34,195	33,526	69,016	71,059
Selling, general and administrative	21,542	24,068	13,114	49,319
Restructuring charges	—	(1,480)	—	(1,480)
Total	$56,319	$57,013	$83,834	$120,709
The Company capitalized stock-based compensation expenses of $8.5 million and $18.3 million for the three and six months ended June 30, 2025, respectively, and $8.9 million and $19.4 million for the same periods in the prior year, respectively, primarily as part of the cost of inventory.
NOTE 11 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of June 30, 2025 and December 31, 2024, assets associated with the finance lease were $79.3 million. As of June 30, 2025 and December 31, 2024, liabilities associated with the finance lease were $79.7 million and $80.0 million, respectively.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Operating leases:
Right-of-use assets	$235,821	$211,886

Other current liabilities	$50,800	$35,596
Other long-term liabilities	233,637	229,835
Total operating lease liabilities	$284,437	$265,431

Finance leases:
Property, plant and equipment, net(1)	$183,472	$82,823
Total finance lease assets	$183,472	$82,823

Finance lease liabilities, current portion	$8,141	$6,788
Finance lease liabilities, net of current portion	176,113	76,096
Total finance lease liabilities(1)	$184,254	$82,884
(1) As of June 30, 2025, the Company recorded $98.0 million of finance lease assets and $99.0 million of finance lease liabilities related to certain facility leases assumed in connection with the assets acquisition from Nikola Corporation.
The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense:
Operating lease expense(1)	$19,217	$15,419	$35,698	$30,429
Variable lease expense	$607	$463	$1,177	$910

Finance lease expense:
Amortization of leased assets	$1,745	$808	$2,294	$1,827
Interest on lease liabilities	2,746	1,165	3,935	2,334
Total finance lease expense	$4,491	$1,973	$6,229	$4,161
Total lease expense	$24,315	$17,855	$43,104	$35,500
(1) Excluded short-term leases, which were not material.
Other information related to leases where the Company is the lessee was as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	5.7	6.2
Finance leases	10.6	1.6

Weighted-average discount rate:
Operating leases	11.62%	11.87%
Finance leases	7.29%	5.73%

As of June 30, 2025, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2025 (remainder of the year)	$38,666	$8,092
2026	81,362	92,377
2027	62,168	10,077
2028	58,419	8,784
2029	51,821	8,577
Thereafter	104,130	188,406
Total minimum lease payments	396,566	316,313
Less: Interest	(112,129)	(132,059)
Present value of lease obligations	284,437	184,254
Less: Current portion	(50,800)	(8,141)
Long-term portion of lease obligations	$233,637	$176,113
As of June 30, 2025, the Company entered into an additional lease for a facility that has not yet commenced with undiscounted future lease payments of $11.2 million. The lease is expected to commence in 2026.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of June 30, 2025 and December 31, 2024, the Company had $1.1 billion and $1.0 billion in commitments related to AMP-1 and AMP-2 plant and equipment, respectively. These commitments represent future expected payments on open purchase orders entered into as of June 30, 2025 and December 31, 2024.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. On October 1, 2024, the Company entered into amendments (the “Amendments”) to certain battery-supply agreements with Panasonic Energy Co., Ltd. and certain of its affiliates. As of June 30, 2025, pursuant to the terms of the Amendments, the Company had remaining minimum purchase commitments of an aggregate of approximately $2.55 billion, calculated using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. The estimated future payments having a remaining term in excess of one year as of June 30, 2025 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2025 (remainder of the year)	$101,466
2026	296,610
2027	386,965
2028	459,349
2029	452,240
Thereafter	925,400
Total	$2,622,030
Legal Matters
From time-to-time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.

On April 1, 2022, and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws in the United States District Court for the Northern District of California against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided from late 2021 to early 2022. The two matters were consolidated as In re Lucid Group, Inc. Securities Litigation. The consolidated complaint named Lucid Group, Inc. and the Company’s former chief executive officer and former chief financial officer as defendants, and generally alleged that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021, and August 3, 2022. Defendants filed a motion to dismiss on February 23, 2023. On August 8, 2024, the Court granted in part and denied in part the motion to dismiss. On September 20, 2024, Plaintiffs filed an amended consolidated complaint, which named the Company and its former chief executive officer as defendants. Defendants filed a motion to dismiss the Amended Consolidated Complaint, in part, on December 6, 2024. On May 22, 2025, the court issued a ruling granting in part and denying in part the defendants’ motion to dismiss. As a result, the parties have transitioned into the discovery phase of the litigation.
Eight purported shareholders have filed derivative cases in various courts putatively on behalf of the Company against certain of the Company’s current and former directors based on allegations similar to those in the In re Lucid Group, Inc. Securities Litigation action. These cases raise claims such as a breach of fiduciary duty, unjust enrichment, waste of corporate assets, and aiding and abetting a breach of fiduciary duty. On July 11, 2022, a derivative case raising such claims was filed in the Superior Court of California, Alameda County, and is currently stayed. Between September 2024 and December 2024, three other derivative lawsuits were filed in the Delaware Court of Chancery raising similar claims. Two were consolidated into a single action. Between January 29, 2025, and February 7, 2025, two other derivative lawsuits were filed in the Northern District of California also raising similar claims. The parties have submitted a stipulation to consolidate and stay the cases. Between February 28, 2025, and March 7, 2025, two other derivative lawsuits raising similar claims were also filed in the United States District Court for the District of Delaware. They were consolidated into a single action and are currently stayed.
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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $115.9 million and $72.6 million as of June 30, 2025 and December 31, 2024, respectively, for which no liabilities are recorded in the condensed consolidated balance sheets.
NOTE 13 - INCOME TAXES
The Company’s provision for (benefit from) income taxes for interim periods is determined using its effective tax rate that arise during the period. The Company’s quarterly tax provision is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, the valuation allowance against deferred tax assets, and tax law developments.

The Company’s effective tax rate was 0.4% for the three and six months ended June 30, 2025, and 0.0% for the same periods in the prior year, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
NOTE 14 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(539,432)	$(643,390)	$(905,603)	$(1,324,249)
Accretion of redeemable convertible preferred stock (related party)	(199,823)	(146,861)	(564,748)	(150,762)
Net loss attributable to common stockholders, basic	(739,255)	(790,251)	(1,470,351)	(1,475,011)
Interest expense on 2026 Notes	309	—	4,283	—
Gain on extinguishment of debt	(116,360)	—	(116,360)	—
Net loss attributable to common stockholders, diluted	$(855,306)	$(790,251)	$(1,582,428)	$(1,475,011)

Weighted-average shares outstanding, basic	3,056,404,834	2,310,360,525	3,046,411,837	2,306,209,050
Dilutive effect of 2026 Notes, using if-converted method	1,477,890	—	10,296,242	—
Weighted-average shares outstanding, diluted	3,057,882,724	2,310,360,525	3,056,708,079	2,306,209,050

Net loss per share:
Basic	$(0.24)	$(0.34)	$(0.48)	$(0.64)
Diluted	$(0.28)	$(0.34)	$(0.52)	$(0.64)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30,
Excluded Securities	2025	2024
Private Placement Warrants to purchase common stock	44,350,000	44,350,000
Options outstanding to purchase common stock	22,073,185	30,287,248
RSUs outstanding	86,406,510	116,586,371
Employee stock purchase plan	22,966,125	19,681,061
If-converted common shares from 2026 Notes	17,525,210	36,737,785
If-converted common shares from 2030 Notes	366,666,630	—
If-converted common shares from Series A redeemable convertible preferred stock	311,108,563	284,615,599
If-converted common shares from Series B redeemable convertible preferred stock	185,162,444	—
Total	1,056,258,667	532,258,064
The Capped Call Transactions were also excluded from the computation of diluted net loss per share as they would be anti-dilutive. The 8,280,896 and 9,818,576 shares of common stock equivalents subject to RSUs were excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market or corporate and individual performance conditions have not been satisfied as of June 30, 2025 and 2024, respectively.
NOTE 15 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material for the three and six months ended June 30, 2025 and 2024.

NOTE 16 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of the PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in 2047. The right-of-use asset related to this lease was $4.1 million and $4.2 million as of June 30, 2025 and December 31, 2024, respectively. The lease liability was $6.3 million and $6.1 million as of June 30, 2025 and December 31, 2024, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three and six months ended June 30, 2025 and 2024 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of the PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in 2029. The right-of-use asset related to this lease was $1.8 million and $2.0 million as of June 30, 2025 and December 31, 2024, respectively. The lease liability was $2.5 million and $2.4 million as of June 30, 2025 and December 31, 2024, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three and six months ended June 30, 2025 and 2024 was immaterial.
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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, the Company recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. During the three and six months ended June 30, 2025, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
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
In February 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.6 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes. See Note 6 “Debt” for more information.

Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of the PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred to date under these agreements were SAR 1,316.1 million (approximately $350.9 million) and SAR 865.2 million (approximately $230.3 million) as of June 30, 2025 and December 31, 2024, respectively. Amounts due to Al Bawani under these agreements was SAR 67.5 million (approximately $18.0 million) as of June 30, 2025 and was recorded within accounts payable in the condensed consolidated balance sheet. Net advance payments made to Al Bawani under these agreements was SAR 129.6 million (approximately $34.5 million) as of December 31, 2024, and was recorded within other current assets in the condensed consolidated balance sheet.
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
The Company received payments of SAR 10.9 million (approximately $2.9 million) in cash during the year ended December 31, 2024, and SAR 2.2 million (approximately $0.6 million) and SAR 7.0 million (approximately $1.9 million) in cash during the three and six months ended June 30, 2025, respectively. The deferred liability balance was nil as of June 30, 2025 and December 31, 2024, and the Company recorded the deferred liability balance as a deduction to operating expenses in the consolidated statement of operations and comprehensive loss. The deduction recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss was not material for the three and six months ended June 30, 2025 and 2024.

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
The Company recognized net vehicle sales amount of SAR 113.5 million (approximately $30.2 million) and SAR 132.6 million (approximately $35.3 million) during the three and six months ended June 30, 2025, respectively, and SAR 136.9 million (approximately $36.5 million) and SAR 329.5 million (approximately $87.8 million) during the same periods in the prior year, respectively. The deferred revenue from the vehicle sales was primarily related to OTA and was recorded within other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the deferred revenue balance was not material. The Company recorded amounts due from the Purchaser of SAR 238.2 million (approximately $63.5 million) and SAR 217.6 million (approximately $57.9 million) in accounts receivable, net in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. See “Vehicle Sales without Residual Value Guarantee” section under Note 2 “Summary of Significant Accounting Policies” for the revenue recognition policies.
Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of the PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery EV chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance) and the first cash installment of $33.0 million. These shares were initially measured at a fair value of $73.2 million. As of June 30, 2025 and December 31, 2024, the Company remeasured the shares and recorded fair values of $31.1 million and $37.8 million within investments in equity securities of a related party in the condensed consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $5.8 million from inception through June 30, 2025. The Company recorded accounts receivable of $2.1 million in the condensed consolidated balance sheet as of June 30, 2025. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of June 30, 2025 and December 31, 2024, the Company recorded $114.1 million and $112.7 million as deferred revenue primarily within other long-term liabilities in the condensed consolidated balance sheets, respectively. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million.
DDTL Credit Facility
In August 2024, the Company entered into a $750.0 million five year DDTL Credit Facility with Ayar, which may be used for working capital and general corporate purposes. See Note 6 “Debt” for more information.
Time Deposit
The Company purchases time deposits with GIB from time-to-time. GIB is a related party of the PIF, which is an affiliate of Ayar. As of June 30, 2025 and December 31, 2024, the Company recorded time deposit balance of $35.0 million and $15.0 million within short-term investments, and $30.0 million and $20.0 million within other long-term investments in the condensed consolidated balance sheets, respectively. See Note 5 “Fair Value Measurements and Financial Instruments” for more information.
Ayar Prepaid Forward Transaction
In connection with the pricing of the 2030 Notes, Ayar entered into a privately negotiated prepaid forward transaction with the Forward Counterparty, pursuant to which Ayar will purchase approximately $430.0 million of the Company’s common stock with delivery expected to occur on or about the maturity date for the 2030 Notes, subject to the ability of the Forward Counterparty to elect to settle all or a portion of the prepaid forward transaction early. The periodic fee incurred associated with the prepaid forward transaction was not material for the three and six months ended June 30, 2025. See Note 6 “Debt” for more information.

NOTE 17 – SEGMENT REPORTING
The Company operates in one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s CODM is its Chief Executive Officer. The Company derives segment revenue primarily from the sale of EVs to customers, and the Company’s reported measure of the segment’s profit or loss is the consolidated net loss reported in the condensed consolidated statements of operations and comprehensive loss. The CODM uses the consolidated net loss for monitoring actual results to assess the Company’s financial performance. The Company’s CODM does not evaluate its reportable segment using asset information.
The disaggregation of the Company’s revenue by geographic area based on the sales location where the sales originated was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America(1)	$218,369	$155,090	$441,267	$269,846
Middle East(2)	36,643	40,649	44,457	95,231
Other international	4,420	4,842	8,756	8,244
Total revenue	$259,432	$200,581	$494,480	$373,321
(1) United States revenue was $212.7 million and $431.1 million for the three and six months ended June 30, 2025, respectively, and $153.0 million and $266.9 million for the same periods in the prior year, respectively.
(2) Kingdom of Saudi Arabia revenue was $35.9 million and $43.4 million for the three and six months ended June 30, 2025, respectively. Middle East represented revenue from Kingdom of Saudi Arabia for the three and six months ended June 30, 2024.
The following table included information about reported segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2025
	2025	2024	2025	2024
Revenue	$259,432	$200,581	$494,480	$373,321
Less:
Cost of revenue - excluding LCNRV and provision for warranty	(332,144)	(268,036)	(631,756)	(514,856)
Cost of revenue - LCNRV	(184,679)	(154,168)	(336,315)	(291,989)
Cost of revenue - provision for warranty	(14,960)	(48,151)	(27,272)	(68,306)
Research and development expenses	(273,839)	(287,170)	(525,085)	(571,797)
Selling, general, and administrative expenses	(256,857)	(210,245)	(469,032)	(423,477)
Restructuring charges	—	(20,228)	—	(20,228)
Change in fair value of common stock warrant liability	5,322	7,539	18,183	34,593
Change in fair value of equity securities	3,948	(9,390)	(9,505)	(29,323)
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	111,475	103,000	393,175	103,000
Gain on extinguishment of debt	116,360	—	116,360	—
Interest income	44,318	54,553	96,527	105,184
Interest expense	(23,749)	(6,673)	(35,632)	(14,174)
Other income (expense), net	3,572	(5,067)	6,537	(6,074)
Benefit from (provision for) income taxes	2,369	65	3,732	(123)
Segment net loss	(539,432)	(643,390)	(905,603)	(1,324,249)
Consolidated net loss	$(539,432)	$(643,390)	$(905,603)	$(1,324,249)
Depreciation and amortization expenses were $111.1 million and $209.0 million for the three and six months ended June 30, 2025, respectively, and $66.2 million and $135.0 million for the same periods in the prior year, respectively.

The long-lived assets by geographic area were as follows (in thousands):

	June 30, 2025	December 31, 2024
United States	$3,410,362	$3,314,720
Foreign	393,707	159,778
Total long-lived assets	$3,804,069	$3,474,498
NOTE 18 – SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2025, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.
Vehicle Production Agreement
On July 16, 2025, the Company entered into a Vehicle Production Agreement (“VPA”) with Uber Technologies, Inc. (“Uber”) under which Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 (the “Minimum Quantity Guarantee”) Lucid Gravity vehicles that have been modified to include certain autonomous driving hardware and other features (the “Lucid Gravity Plus vehicles”) over a six-year period following the start of production, which is targeted to occur in late 2026. Uber and the Company will collaborate with Nuro, Inc., as the provider of autonomous driving software, to develop and deploy a fleet of autonomous vehicles to be used as robotaxis on the Uber platform. As provided in the VPA, the Minimum Quantity Guarantee is conditioned on the Company’s ability to meet certain volume and other requirements and specifications with respect to the Lucid Gravity Plus vehicles, including continued production of the base Lucid Gravity vehicles, meeting certain quality thresholds, and timely fulfillment of orders for the Lucid Gravity Plus vehicles. The VPA also contains customary representations, warranties and covenants.
Private Placement
On July 16, 2025, the Company entered into a subscription agreement (the “2025 Subscription Agreement”) with SMB Holding Corporation (“SMB”), a subsidiary of Uber, under which the Company agreed to issue and SMB agreed to purchase, in a private placement (the “Private Placement”), the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of thirty (30) consecutive trading days ending on, and including, July 15, 2025. The Private Placement is expected to close in the third calendar quarter of 2025, and is subject to regulatory approvals and customary closing conditions.
The shares of common stock to be sold to SMB pursuant to the 2025 Subscription Agreement will be sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended. SMB may not transfer the shares of common stock acquired under the 2025 Subscription Agreement for a period of 18-months after the closing of the Private Placement. The 2025 Subscription Agreement is subject to regulatory approvals and contains customary representations, warranties and covenants.
Reverse Stock Split
On July 28, 2025, the Company filed a definitive proxy statement for a special stockholders’ meeting to authorize the Board of Directors to effect a reverse stock split of the common stock at a ratio of one-for-ten (1:10) (the “Reverse Stock Split”). Completion of the proposed Reverse Stock Split is subject to market and other customary conditions, including obtaining stockholder approval. The Board of Directors reserves the right to elect not to proceed with the Reverse Stock Split if it determines that implementing it is no longer in the best interests of the Company and its stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. This discussion may contain forward-looking statements based upon Lucid’s current expectation, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, in Part II, Item 1A of this Quarterly Report.
Overview
We are a technology company with a mission to advance the state-of-the-art of EV technology for the benefit of all. We are setting new standards with the world’s most advanced EVs, the award-winning Lucid Air and new Lucid Gravity. Our focus on in-house hardware and software innovation, vertical integration, and a “clean sheet” approach to engineering and design led to the development of the award-winning Lucid Air and Lucid Gravity.
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
We began delivering the Lucid Air to customers in October 2021. We have leveraged and expanded the technological advancements from the Lucid Air to the Lucid Gravity, which offers an unprecedented combination of performance, interior space, and efficiency, and started commercial production and deliveries in December 2024. During the three months ended June 30, 2025, we produced 3,863 vehicles and delivered 3,309 vehicles. During the six months ended June 30, 2025, we produced 6,075 vehicles and delivered 6,418 vehicles.

Beyond the Lucid Air and the Lucid Gravity, we plan to expand our vehicle lineup with the upcoming Midsize platform, which is scheduled for start of production in late 2026. Introducing a new vehicle is challenging and complex, particularly at our accelerated pace, and we are leveraging insights gained from our Lucid Air and Lucid Gravity production ramps while planning for our Midsize production. The highly uncertain macroeconomic environment and swift-moving trade policies further complicate these efforts. In response to this uncertainty, we are diligently working to optimize our supply chain and manufacturing plans.
Recent Developments
2030 Notes and Capped Call Transactions
On April 8, 2025, we issued $1.10 billion aggregate principal amount of the 2030 Notes in a private offering. The net proceeds from the offering were $1.08 billion, after deducting debt issuance costs. In connection with the 2030 Notes offering, we paid $118.3 million to enter into the Capped Call Transactions with certain financial institutions to increase the effective conversion premium to $4.80 per share.
Repurchase of 2026 Notes
Contemporaneously with the 2030 Notes offering, we repurchased $1,052.5 million aggregate principal amount of the 2026 notes, using $931.4 million of the net proceeds of the 2030 Notes.
Assets Acquisition
In April 2025, we reached an agreement and acquired select facilities and assets in Arizona previously belonging to Nikola Corporation. Additionally, we extended employment offers to more than 300 former Nikola employees in roles across our Arizona facilities. This acquisition is expected to expand our manufacturing footprint and support scaling of our EV production capabilities.
Vehicle Production Agreement
On July 16, 2025, we entered into the VPA with Uber under which Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 Lucid Gravity Plus vehicles over a six-year period following the start of production, which is targeted to occur in late 2026. We and Uber will collaborate with Nuro, Inc., as the provider of autonomous driving software, to develop and deploy a fleet of autonomous vehicles to be used as robotaxis on the Uber platform.

Private Placement
On July 16, 2025, we entered into the 2025 Subscription Agreement with SMB, a subsidiary of Uber, under which we agreed to issue and SMB agreed to purchase, in the Private Placement, our common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of thirty (30) consecutive trading days ending on, and including, July 15, 2025. The Private Placement is expected to close in the third calendar quarter of 2025, and is subject to regulatory approvals and customary closing conditions. The proceeds of the Private Placement will be used to fund non-recurring engineering costs, including the design, development, manufacture, and delivery of the Lucid Gravity Plus vehicles and for general corporate purposes.
Reverse Stock Split
On July 28, 2025, we filed a definitive proxy statement for a special stockholders’ meeting to authorize our Board of Directors to effect the Reverse Stock Split. Completion of the proposed Reverse Stock Split is subject to market and other customary conditions, including obtaining stockholder approval. Our Board of Directors reserves the right to elect not to proceed with the Reverse Stock Split if it determines that implementing it is no longer in the best interests of us and our stockholders.
Potential Impact of Adverse Economic Conditions and Trade Policy Uncertainties on our Business
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, government closures of banks and liquidity concerns at financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for our products may result in a decline in product sales, with a corresponding material adverse impact on our business, prospects, financial condition and results of operations. Given our premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on us compared to our competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls could also cause supply chain and logistical challenges and operational risks. In particular, the U.S. federal government recently enacted the law commonly referred to as the OBBBA, which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications. If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements.
Taken together, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls, coupled with supply chain challenges and the potential difficulty of passing costs to consumers or sharing the burden with suppliers, could reduce demand for our products and have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, the deterioration of conditions in the financial markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information regarding risks associated with a global economic downturn or recession, changes or uncertainties in trade policies, or the imposition or proposed imposition of tariffs, including under the captions “A global economic recession, downturn or other adverse economic conditions may have a material adverse impact on our business, prospects, results of operations and financial condition.” and “Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.”
Key Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Design and Technology Leadership
We believe that we are positioned to be a leader in the EV market by unlocking the potential for advanced, high-performance, and long-range EVs to co-exist. We designed the Lucid Air and the Lucid Gravity with race-proven battery and powertrain technologies, offering robust performance together with a sleek exterior design and expansive interior space due to our miniaturized key drivetrain components. The Lucid Gravity is a groundbreaking new class of SUV, conceived from the ground up. Enabled by our revolutionary technology, the Lucid Gravity provides the interior space and practicality of a full-size SUV within the exterior footprint of a mid-size SUV. As a result, it provides a sophisticated space for up to seven adults, game-changing versatility, and an unparalleled driving experience.
The Lucid Air and the Lucid Gravity are true software-defined vehicles, designed to improve over time, with OTA software updates and key hardware already in place in the vehicle. This holistic systems approach to the integration of hardware and software is what allows us to provide these value-add updates and is what sets us apart in the automotive industry.
The Lucid Gravity is designed to share components with the Lucid Air where possible, and we continue to evaluate opportunities to apply components developed for the Lucid Gravity to the Lucid Air, further expanding the number of common parts while also enhancing the customer experience in the Lucid Air. We anticipate that all of these measures will enable efficiency in design, engineering, and capital expenditure deployment for the Lucid Gravity. We anticipate continued consumer demand for the Lucid Air based on its luxurious design, high-performance technology, sustainability leadership, and the growing acceptance of and demand for EVs as substitutes for gasoline-fueled vehicles. We also anticipate that these attributes will drive customer demand for the Lucid Gravity, and our future models, including our upcoming Midsize platform.
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sales of the Lucid Air, the Lucid Gravity, and other EVs that we may offer over the coming decade, including to open additional studios, expand our sales force, grow marketing and brand awareness, and establish a robust service center operation. As of June 30, 2025, we have opened 58 studios and service centers (excluding temporary and satellite service centers): 38 in the United States (12 in California, four in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, New Jersey, Texas, Virginia and Washington, and one in each of Colorado, Georgia, Michigan and Pennsylvania), seven in Germany, five in Canada, three in Saudi Arabia, two in Switzerland, one in Netherlands, one in Norway, and one in the United Arab Emirates. We also plan to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to delivering and servicing the Lucid EVs we manufacture and sell.
Expanding and Improving Manufacturing Capacity and Processes
Achieving commercialization and growth for each generation of our EVs requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the United States and internationally. We expect our capital expenditures to increase as we continue constructing the CBU portion of AMP-2 and expanding AMP-1. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new EVs, our ability to achieve sales and meet customer demand at anticipated levels, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.
Technology Innovation
We develop in-house battery, powertrain, and software technology, which requires significant capital investment in research and development. The EV market is highly competitive, including both established automotive manufacturers and new entrants. To establish market position and attract customers, we plan to continue making substantial investments in research and development for the commercialization and continued enhancements of the Lucid Air and the Lucid Gravity, the development of our Midsize platform, as well as future generations of our EVs and other products.

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$259,432	$200,581	$58,851	29%	$494,480	$373,321	$121,159	32%
We recognize revenue from vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits, and sales of non-Lucid vehicles acquired as part of trade-in program. We generate regulatory credits revenue from the sale of tradable credits we earn under various regulations. This include credits related to zero emission vehicles and greenhouse gas, and the Corporate Average Fuel Economy credits.
Revenue increased by $58.9 million, or 29%, and $121.2 million, or 32% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher Lucid vehicle deliveries, partially offset by a lower average selling price of vehicles for the three and six months ended June 30, 2025, as compared to the same periods in the prior year. The increases in revenue for the three and six months ended June 30, 2025, as compared to the same periods in the prior year, were also due to increases of $6.6 million and $32.7 million in regulatory credit sales, respectively.

Cost of Revenue and Gross Profit (Loss)
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of revenue	$531,783	$470,355	$61,428	13%	$995,343	$875,151	$120,192	14%

Gross profit (loss)	$(272,351)	$(269,774)	$(2,577)	(1)%	$(500,863)	$(501,830)	$967	—%

Gross margin	(105.0)%	(134.5)%	(101.3)%	(134.4)%
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
Cost of revenue increased by $61.4 million, or 13%, and $120.2 million, or 14% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. The increases were primarily due to higher delivery volume of the Lucid vehicles and higher inventory write-downs including losses from firm purchase commitments, partially offset by improvements in vehicle cost efficiency. Cost of revenue included approximately $54 million of incremental tariff cost impact in the current quarter.

These impacts were also partially offset by $30.7 million and $41.5 million of provision associated with a special warranty campaign recognized during the three and six months ended June 30, 2024. We expect the ramping of our production volumes to positively impact our cost per vehicle in the second half of 2025. In the near term, we expect our production volume of vehicles to continue to be less than our manufacturing capacity.

We recorded write-downs of $184.7 million and $336.3 million for the three and six months ended June 30, 2025, respectively, and $154.2 million and $292.0 million for the same periods in the prior year, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The increases in the write-downs were primarily due to higher inventory and firm purchase commitments in anticipation of the Lucid Gravity production ramp-up and tariff impacts for the three and six months ended June 30, 2025, compared to the same periods in the prior year. While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact our financial results. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. For the three and six months ended June 30, 2025 and 2024, the impact of the IRA on our results of operations was not material. We will continue to evaluate the expected future impact of the IRA on our business and financial statements upon issuance of additional regulatory guidance.
Gross margin improved to (105.0)% and (101.3)% for the three and six months ended June 30, 2025, respectively, as compared to (134.5)% and (134.4)% for the same periods in the prior year, respectively, primarily driven by improvements in vehicle cost efficiency and increases in regulatory credit sales, partially offset by higher inventory write-downs and losses from firm purchase commitments and tariff impact, and a lower average selling price of vehicles.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$273,839	$287,170	$(13,331)	(5)%	$525,085	$571,797	$(46,712)	(8)%
Selling, general and administrative	256,857	210,245	46,612	22%	469,032	423,477	45,555	11%
Restructuring charges	—	20,228	(20,228)	(100)%	—	20,228	(20,228)	(100)%
Total operating expenses	$530,696	$517,643	$13,053	3%	$994,117	$1,015,502	$(21,385)	(2)%
Research and Development
Our research and development efforts have primarily focused on the development of our battery and powertrain technology, the Lucid Air, the Lucid Gravity, and future generations of our EVs, including our Midsize platform. Research and development expenses primarily consist of materials, supplies and personnel-related expenses for employees involved in the engineering, designing, and testing of EVs. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. In addition, research and development expenses include prototype material, engineering, design and testing services, and allocated facilities costs, such as office and rent expense and depreciation expense.
Research and development expense decreased by $13.3 million, or 5% for the three months ended June 30, 2025, as compared to the same period in the prior year. The decrease was primarily attributable to a decrease of $46.9 million in engineering, design and testing services, and prototype materials related mainly to the Lucid Gravity, partially offset by increases of $21.2 million in payroll related expenses and $12.4 million in other expenses.
Research and development expense decreased by $46.7 million, or 8% for the six months ended June 30, 2025, as compared to the same period in the prior year. The decrease was primarily attributable to a decrease of $88.2 million in engineering, design and testing services, and prototype materials related mainly to the Lucid Gravity, partially offset by increases of $32.0 million in payroll related expenses and $13.5 million in other expenses.

Selling, General, and Administrative
Selling, general, and administrative expenses primarily consist of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, facilities and real estate, accounting, finance, tax, and information technology. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Selling, general, and administrative expenses also include allocated facilities costs, such as office, rent and depreciation expenses, professional services fees, sales and marketing expenses and other general corporate expenses. As we continue to grow as a company, build out our sales force, and commercialize the Lucid Air and Lucid Gravity, and future generations of our EVs, including our Midsize platform, we expect that our selling, general and administrative costs will increase.
Selling, general, and administrative expense increased by $46.6 million, or 22% for the three months ended June 30, 2025, as compared to the same period in the prior year. The increase was primarily attributable to increases of $18.9 million in payroll related expenses, $12.1 million in utilization of contractors and professional fees, and $6.4 million in sales and marketing expenses.
Selling, general, and administrative expense increased by $45.6 million, or 11% for the six months ended June 30, 2025, as compared to the same period in the prior year. The increase was primarily attributable to increases of $32.4 million in payroll related expenses, $14.0 million in facilities and rental related costs, $13.0 million in utilization of contractors and professional fees, and $9.9 million in sales and marketing expenses. These increases were partially offset by a reversal of $35.4 million related to previously recognized stock-based compensation expenses for the former-CEO’s unvested time-based RSUs during the six months ended June 30, 2025.
Restructuring Charges
On May 24, 2024, we announced the 2024 Restructuring Plan intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We completed the 2024 Restructuring Plan during the first quarter of 2025. During the three and six months ended June 30, 2024, we recorded restructuring charges of $20.2 million.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$5,322	$7,539	$(2,217)	(29)%	$18,183	$34,593	$(16,410)	(47)%
Change in fair value of equity securities of a related party	3,948	(9,390)	13,338	*nm	(9,505)	(29,323)	19,818	(68)%
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	111,475	103,000	8,475	8%	393,175	103,000	290,175	282%
Gain on extinguishment of debt	116,360	—	116,360	*nm	116,360	—	116,360	*nm
Interest income	44,318	54,553	(10,235)	(19)%	96,527	105,184	(8,657)	(8)%
Interest expense	(23,749)	(6,673)	(17,076)	256%	(35,632)	(14,174)	(21,458)	151%
Other income (expense), net	3,572	(5,067)	8,639	*nm	6,537	(6,074)	12,611	*nm
Total other income, net	$261,246	$143,962	$117,284	81%	$585,645	$193,206	$392,439	203%
*nm - not meaningful
Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the Private Placement Warrants to purchase shares of our common stock that were effectively issued upon the closing in connection with the merger. Our common stock warrant liability is subject to remeasurement to fair value at each reporting period.
The Private Placement Warrants remained unexercised as of June 30, 2025. The liability was remeasured to a fair value of $1.3 million and $19.5 million as of June 30, 2025 and December 31, 2024, respectively. The change in fair value resulted in unrealized gains of $5.3 million and $18.2 million for the three and six months ended June 30, 2025, respectively, and gains of $7.5 million and $34.6 million for the same periods in the prior year, respectively. The change in fair value was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Common Stock Warrant Liability” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, in connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin. The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were remeasured to a fair value of $31.1 million and $37.8 million as of June 30, 2025 and December 31, 2024, respectively. The change in fair value resulted in an unrealized gain of $3.9 million and an unrealized loss of $9.5 million during the three and six months ended June 30, 2025, respectively, and unrealized losses of $9.4 million and $29.3 million for the same periods in the prior year, respectively, and was classified within change in fair value of equity securities of a related party in the condensed consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 16 “Related Party Transactions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Change in Fair Value of Derivative Liabilities Associated with Redeemable Convertible Preferred Stock (Related Party)

In March 2024, we entered into the Series A Subscription Agreement with Ayar. Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from us 100,000 shares of our Series A Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, we issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million after deducting issuance costs of $2.4 million.
In August 2024, we entered into the Series B Subscription Agreement with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from us 75,000 shares of our Series B Redeemable Convertible Preferred Stock, for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, we issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million after deducting issuance costs of $0.6 million.
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
The derivative liabilities of the Redeemable Convertible Preferred Stock were remeasured to a fair value of $246.3 million and $639.4 million as of June 30, 2025 and December 31, 2024, respectively. We recognized gains of $111.5 million and $393.2 million for the three and six months ended June 30, 2025, respectively, and a gain of $103.0 million for the same periods in the prior year, primarily driven by decreases in our stock price, within change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss. See Note 8 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Gain on Extinguishment of Debt
In April 2025, we repurchased $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. The repurchases of the 2026 Notes were accounted for as a debt extinguishment. The difference between the consideration paid to repurchase a portion of the 2026 Notes and the then carrying value of the 2026 Notes resulted in a gain of $116.4 million, and was recorded within gain on extinguishment of debt in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2025.
Interest Income
Interest income decreased by $10.2 million, or (19)% for the three months ended June 30, 2025, as compared to the same period in the prior year, primarily due to lower average balances and higher average purchase price of available-for-sale securities, partially offset by higher interest rates on our available-for-sale securities.
Interest income decreased by $8.7 million, or (8)% for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to higher average purchase price of available-for-sale securities, partially offset by higher interest rates on our available-for-sale securities.
Interest Expense
Interest expense primarily consists of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes and the 2030 Notes, commitment fees and amortization of deferred issuance costs from the ABL Credit Facility and the DDTL Credit Facility, interest on borrowings from the 2025 GIB Credit Facility and on our finance leases, and capitalized interest on construction in progress related to significant capital asset construction.

Interest expense increased by $17.1 million, or 256%, and $21.5 million, or 151% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. The increases were primarily due to higher interest expense of $12.7 million from the issuance of the 2030 Notes during the three and six months ended June 30, 2025 and higher interest expense of $3.3 million and $5.4 million from the GIB credit facility resulting from higher average borrowings and commitment fees related to the DDTL Credit Facility during the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year.
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
Other income (expense), net increased by $8.6 million and $12.6 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to changes in foreign exchange rates.
Provision for (benefit from) Income Taxes
The following table presents our provision for (benefit from) income taxes for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Provision for (benefit) from income taxes	$(2,369)	$(65)	$(2,304)	*nm	$(3,732)	$123	$(3,855)	*nm
*nm - not meaningful
Our provision for (benefit from) income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, we had $3,602.5 million of cash, cash equivalents and investments and $31.1 million of investment in equity securities of a related party. We also had $750.0 million, $197.7 million, and $272.9 million of unused available credit amounts from the DDTL Credit Facility, the ABL Credit Facility, and the 2025 GIB Credit Facility, respectively, as of June 30, 2025. Our existing sources of liquidity include cash, cash equivalents, investments, and credit facilities. We funded operations primarily with issuances of common stock, convertible preferred stock and convertible notes.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity for at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) further construction of AMP-1 in Casa Grande, Arizona, (iv) construction of the CBU portion of AMP-2 in Saudi Arabia, (v) vendor tooling, (vi) expansion of retail studios and service centers, and (vii) other initiatives related to the sale of vehicles and/or technology.
We anticipate our cumulative spending on capital expenditures to be in a range of approximately $1.1 billion to $1.2 billion for the fiscal year 2025 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect to continue to receive financing and support for certain capital expenditures in connection with AMP-2 construction and purchases of machinery, tooling, and equipment. Refer to Note 6 “Debt” and Note 16 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global technology automotive company targeting volumes in line with Lucid’s aspirations.
As of June 30, 2025, our total minimum lease payments are $712.9 million, of which $46.8 million is due in fiscal year 2025. We also have non-cancellable long-term commitments of approximately $2.6 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 11 “Leases” and Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

2030 Notes and Capped Call Transactions
2030 Notes
In April 2025, we issued $1,100.0 million of the 2030 Notes. Contemporaneously with the 2030 Notes offering, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. The 2030 Notes accrue interest at a rate of 5.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. The 2030 Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before January 1, 2030, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after January 1, 2030, noteholders may elect at any time to convert their Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 333.3333 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents an initial conversion price of approximately $3.00 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 30, 2025, we were in compliance with applicable covenants under the indenture governing the 2030 Notes.
Capped Call Transactions
In connection with the 2030 Notes offering, we paid $118.3 million to enter into the Capped Call Transactions with certain financial institutions. The Capped Call Transactions cover, subject to anti-dilution adjustments, the number of shares of our common stock initially underlying the 2030 Notes. The Capped Call Transactions have an expiration date of April 1, 2030.
We expect the Capped Call Transactions generally would reduce the potential dilution to our common stock upon conversion of the notes and/or offset any cash payments that we could be required to make in excess of the principal amount of any converted notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions. The initial strike price of the Capped Call Transactions corresponds to the initial conversion price of the 2030 Notes, or approximately $3.00 per share of our common stock. The initial cap price of the Capped Call Transactions was $4.80 per share of our common stock and is subject to customary anti-dilution adjustments.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may elect at any time to convert their Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 18.2548 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents an initial conversion price of approximately $54.78 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 30, 2025 and December 31, 2024, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
In April 2025, contemporaneously with the 2030 Notes offering, we repurchased $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes.
International Manufacturing Expansion
On February 27, 2022, we announced the selection of KAEC in Saudi Arabia as the location of our first international manufacturing plant and signed related agreements with the MISA, the SIDF, and the Economic City at KAEC. We started the AMP-2 operations with re-assembly of the Lucid Air vehicle “kits” pre-manufactured in the U.S. and, over time, will commence production of complete vehicles.

SIDF Loan Agreement
On February 27, 2022, Lucid LLC entered into the SIDF Loan Agreement with SIDF, a related party of the PIF, which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide SIDF Loans to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.3 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to us or any of our other subsidiaries.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of June 30, 2025 and December 31, 2024, no amount was outstanding under the SIDF Loan Agreement.
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
During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, we recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet. During the three and six months ended June 30, 2025, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into the GIB Facility Agreement with GIB, maturing on February 28, 2025. GIB is a related party of the PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million). The SAR 650 million (approximately $173.0 million) Bridge Facility, under the GIB Facility Agreement, was available to Lucid LLC to support capital expenditures in connection with AMP-2. The remaining SAR 350 million (approximately $93.1 million) Working Capital Facility might be used for general corporate purposes. On March 12, 2023, Lucid LLC entered into the 2023 Amended GIB Facility Agreement to combine the Bridge Facility and the Working Capital Facility into a committed SAR 1.0 billion (approximately $266.1 million) 2023 GIB Credit Facility which may be used for general corporate purposes. Loans under the 2023 Amended GIB Credit Facility Agreement had a maturity of no more than 12 months and bore interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. Under the 2023 Amended GIB Credit Facility Agreement, we were required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the 2023 GIB Credit Facility.

On February 24, 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.6 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. We are required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the 2025 GIB Credit Facility. Commitments under the 2025 GIB Credit Facility will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2025 GIB Credit Facility.
The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of June 30, 2025 and December 31, 2024, we had outstanding borrowings of SAR 875 million (approximately $233.3 million) and SAR 475 million (approximately $126.4 million), respectively. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.90% and 7.04% as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, availability under the GIB credit facility was SAR 1,024 million (approximately $272.9 million) and SAR 523 million (approximately $139.2 million), respectively, after giving effect to the outstanding letters of credit. As of June 30, 2025 and December 31, 2024, we were in compliance with applicable covenants under the GIB credit facility.
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
The ABL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of June 30, 2025 and December 31, 2024, we were in compliance with applicable covenants under the ABL Credit Facility.
As of June 30, 2025 and December 31, 2024, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $102.5 million and $56.9 million as of June 30, 2025 and December 31, 2024, respectively. Availability under the ABL Credit Facility was $392.9 million (including $195.2 million cash and cash equivalents) and $354.9 million (including $191.1 million cash and cash equivalents) as of June 30, 2025 and December 31, 2024, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
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
The DDTL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of June 30, 2025 and December 31, 2024, we were in compliance with applicable covenants under the DDTL Credit Facility.
As of June 30, 2025 and December 31, 2024, we had no outstanding borrowings under the DDTL Credit Facility.

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
We have generated significant losses from our operations as reflected in our accumulated deficit of $13.8 billion and $12.9 billion as of June 30, 2025 and December 31, 2024, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(1,258,854)	$(1,023,732)
Cash provided by investing activities	1,308,024	6,255
Cash provided by financing activities	141,676	999,565
Net increase (decrease) in cash, cash equivalents, and restricted cash	$190,846	$(17,912)
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
Net cash used in operating activities increased by $235.1 million to $1,258.9 million during the six months ended June 30, 2025, as compared to the same period in the prior year. The increase was primarily due to an increase in net operating assets and liabilities of $365.6 million, partially offset by an improvement in net loss excluding non-cash expenses and gains of $130.5 million during the six months ended June 30, 2025, as compared to the same period in the prior year. The increase in net operating assets and liabilities was primarily attributable to higher inventory purchases in anticipation of the Lucid Gravity ramp-up.
Cash Provided by Investing Activities
Our cash flows provided by investing activities primarily relate to proceeds from maturities of investments, net of purchases of investments and capital expenditures to support our growth.
Net cash provided by investing activities increased by $1,301.8 million to $1,308.0 million during the six months ended June 30, 2025, as compared to the same period in the prior year. The increase was primarily attributable to higher volume of investment maturities compared to investment purchases during the six months ended June 30, 2025, compared to the same period in the prior year.

Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity securities, including the At-the-Market Offering, the private placements to Ayar, convertible preferred stock, the proceeds of the merger, the 2026 Notes, and the 2030 Notes.

Net cash provided by financing activities decreased by $857.9 million to $141.7 million during the six months ended June 30, 2025, as compared to the same period in the prior year. We received gross proceeds of $1.1 billion from the issuance of the 2030 Notes and repurchased a portion of the 2026 Notes using $931.4 million during the six months ended June 30, 2025. We received gross proceeds of $1.0 billion from the issuance of Series A Redeemable Convertible Preferred Stock during the six months ended June 30, 2024.
Critical Accounting Estimates
The condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.
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
Vehicle Sales
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of EVs to customers. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard ADAS, and the right to unspecified OTA software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally four years. Shipping and handling provided by us is considered a fulfillment activity.
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

Vehicle Sales with Residual Value Guarantee
We provide a RVG to our commercial banking partners in connection with its vehicle leasing program. Under the vehicle leasing program, we generally receive payment for the vehicle sales price at the time of delivery or shortly after delivery, do not bear casualty and credit risks during the lease term, and are contractually obligated (or entitled) to share a portion of the shortfall (or excess) between the resale value realized by the commercial banking partners and a predetermined resale value. At the lease inception, we are required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partners. The cash collateral is held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in other noncurrent assets, subject to an asset impairment review at each reporting period.
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
Used Vehicle Sales
Used vehicle sales revenue is generated from the sale of used Lucid vehicles.
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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, and investments. We had cash, cash equivalents, and investments totaling approximately $3.6 billion as of June 30, 2025. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of June 30, 2025, a hypothetical 100 basis point increase in interest rates would result in $18.3 million incremental decline in the fair market value of our portfolio.
Equity Price Risk
We hold equity securities of Aston Martin. The fair value of these equity securities was $31.1 million as of June 30, 2025. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would not be material as of June 30, 2025.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•A global economic recession, downturn or other adverse economic conditions may have a material adverse impact on our business, prospects, results of operations and financial condition.
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
•Changes in U.S. trade policy, including the imposition of, or uncertainties surrounding, tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.
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
•We may not be able to realize the anticipated benefits of our agreements with Aston Martin, Uber and Nuro.
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
We are an early-stage company with a limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have only released two commercially available vehicles, and we have limited experience manufacturing or selling a commercial product at scale. We have yet to generate significant revenue from the sale of EVs, and as a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.
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
•successfully design, build, manufacture and market new variants and models of EVs, such as our upcoming Midsize platform;
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
We have incurred net losses each year since our inception, including net loss of $539.4 million and $905.6 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, our accumulated deficit was $13.8 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
Delays in customer deliveries, delays in the availability of options, potential changes in customer preferences, competitive developments, increased interest rates, negative publicity, decreased demand for EVs, and other factors could result in failure to attract customers, failure to complete the purchase process with customers, and customer cancellation. Increases in interest rates could make financing unaffordable for segments of our customer base and any event or incident which generates negative media coverage about us or the safety or quality of our vehicles could result in failure to attract customers, failure to complete the purchase process, and customer cancellations. In addition, if we encounter delays in customer deliveries of our vehicles that further lengthen wait times or in the event of negative media coverage, a significant number of orders may be cancelled. As such, no assurance can be given that the purchase process will be completed, orders will not be cancelled, and orders will ultimately result in the final purchase, delivery and sale or lease of vehicles.

A global economic recession, downturn or other adverse economic conditions may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for our products may result in a decline in product sales, with a corresponding material adverse impact on our business, prospects, financial condition and results of operations. Given our premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on us compared to our competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls could also cause supply chain and logistical challenges and operational risks. In particular, the U.S. federal government recently enacted the law commonly referred to as the OBBBA, which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications. If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements. Taken together, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls, coupled with supply chain challenges and the potential difficulty of passing costs to customers or sharing the burden with suppliers, could reduce demand for our products and have a material adverse effect on our business, prospects, results of operations and financial condition.
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
In August 2023, we entered into the EV Purchase Agreement with the Government of Saudi Arabia as represented by the Ministry of Finance, which supersedes the letter of undertaking that we entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Purchaser may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that we fail to deliver within six months from the date of the applicable purchase order. The Purchaser also has the sole and absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. See Note 16 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

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
Maintaining such confidence may be difficult as a result of many factors, including our limited operating history, others’ unfamiliarity with our products, uncertainty regarding the future of EVs, any delays in scaling production, delivery and service operations to meet demand, competition and our production and sales performance compared with market expectations. Many of these factors are largely outside of our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital in the future. In addition, as discussed above, a significant number of new EV companies have recently entered the automotive industry, which is an industry that has historically been associated with significant barriers to entry and a high rate of failure. Certain of these new entrants or other traditional automotive manufacturers now producing EVs have become insolvent, and if additional manufacturers producing EVs become insolvent or are perceived to likely become insolvent, discontinue production of EVs, produce vehicles that do not perform as expected or otherwise fail to meet expectations, such failures may have the effect of increasing scrutiny of others in the industry, including us, and further challenging customer, supplier and the investment community’s confidence in our long-term prospects.

We do not have a third-party retail product distribution and full-service network.
Third-party dealer networks are the traditional method of vehicle sales distribution and service in North America. Currently, we sell directly to consumers; therefore, we do not have a traditional dealer product distribution and service network. We have limited experience distributing directly to consumers, and we expect that continuing to build a national and global in-house sales and marketing function, including an expanded physical sales, marketing and service footprint via our Lucid studios and service centers, will be expensive and time consuming. We have experienced delays in the construction and opening of our Lucid studios and service centers and any significant delays to establish Lucid studios and service centers in key markets in the future could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, if our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our business model of selling directly to consumers and directly servicing all vehicles may be limited by regulatory constraints. To the extent we are unable to successfully execute on such plans in all markets, we may be required to develop a third-party dealer distribution and service network, including developing and implementing the necessary information technology infrastructure to support them, which may prove costly, time-consuming or ineffective. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial conditions could be adversely affected.
Our ability to generate meaningful product revenue will depend on consumer adoption of EVs.
We are developing and producing only EVs and, accordingly, our ability to generate meaningful product revenue will highly depend on sustained consumer demand for alternative fuel vehicles in general and EVs in particular. If the market for EVs does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for EVs, these factors may harm our business, prospects, financial condition and results of operations. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, market entrants, evolving government regulation (including the availability, reduction or elimination of government incentives and subsidies) and industry standards, frequent new vehicle introductions and changing consumer demands and behaviors. Any number of developments or disruptions in the industry could negatively affect consumer demand for EVs broadly and for our EVs in particular.
In addition, demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as the availability, reduction or elimination of sales and financing incentives including tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, interest rates, and governmental regulations, including tariffs, import and export regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and results of operations. Further, sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us as a new entrant in an industry that has globally been experiencing a recent decline in sales.
Other factors that may influence the adoption of EVs include:
•perceptions about EV quality, safety, design, performance and cost;
•perceptions about the limited range over which EVs may be driven on a single battery charge;
•considerations about the total cost of ownership of EVs, including the initial purchase price and accumulated depreciation, as well as operating and maintenance costs, both including and excluding the effect of government and other subsidies and incentives designed to promote the purchase of EVs;
•concerns about electric grid capacity and reliability;
•perceptions about the sustainability and environmental impact of EVs, including with respect to both the sourcing and disposal of materials for EV batteries and the generation of electricity provided in the electric grid;
•the availability of other alternative fuel vehicles, including plug-in hybrid EVs;
•improvements in the fuel economy of the internal combustion engine;
•the quality and availability of service for EVs, especially in international markets;
•volatility in the cost of oil and gasoline;
•government regulations and the availability, reduction or elimination of economic incentives promoting fuel efficiency and alternate forms of energy including reductions, limitations or eliminations pursuant to the OBBBA;
•access to charging stations compatible with our vehicles and cost to charge an EV, especially in international markets, and related infrastructure costs and standardization;
•the availability, reduction or elimination of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles; and

•macroeconomic factors.
The influence of any of the factors described above or any other factors may cause a general reduction in consumer demand for EVs or our EVs in particular, either of which would materially and adversely affect our business, results of operations, financial condition and prospects.
We face challenges providing charging solutions for our vehicles, both domestically and internationally.
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, public charging station locations are significantly less widespread than gas stations. Furthermore, public charging stations often experience downtime, leading to customer dissatisfaction. Although we have partnered with third-party EV charging providers to offer charging stations to our customers, the public charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread and reliable public charging infrastructure. In addition, although we have agreed to join Tesla’s Supercharger network, there may be delays in making changes to our vehicles or the network necessary for Lucid vehicles to charge at Tesla Superchargers, and there is no guarantee that our customers will not experience performance, access or other issues with this or other charging networks. In addition, although the prior U.S. presidential administration proposed a plan to deploy 500,000 additional public charging stations across the United States by 2030, the current administration has issued an executive order pausing the disbursement of funds appropriated through the Inflation Reduction Act of 2022 or the Infrastructure Investment and Jobs Act, including funds designated for EV charging stations through the National Electric Vehicle Infrastructure Formula Program and the Charging and Fueling Infrastructure Discretionary Grant Program. While there is currently litigation challenging the administration’s actions, the ultimate resolution remains uncertain and subject to ongoing legal proceedings. Consequently, the deployment of public charging stations may not occur at planned levels, which could limit the development of public charging infrastructure and decrease the attractiveness of EVs. In addition, the Federal Highway Administration is expected to issue updated guidance for the National EV Infrastructure Formula Program, which could adversely impact the deployment and grant funds made available under that program. Lastly, Congress could seek to pass rescission legislation or amendments to the Inflation Reduction Act of 2022 or the Infrastructure Investment and Jobs Act that, in each case, could adversely impact the availability of funding under these programs.
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

We require qualified personnel, including design and manufacturing personnel and service technicians for our vehicles. Our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in EVs may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing, producing, selling, and servicing EVs is intense, and we may not be able to identify, attract, train, motivate or retain sufficient highly qualified personnel in the future. Furthermore, we announced a restructuring plan in the second quarter of 2024, which involved the reduction of our employee workforce and may adversely affect our internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel in the future. Any such restructuring plan may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The failure to identify, attract, train, motivate and retain these employees could seriously harm our business and prospects. In addition, our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards to be received by the employees for any reason, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key employees were to separate their employment with us, such separation would likely increase the difficulty of managing our current operations and future growth and heighten the foregoing risks.
We also have limited experience to date in high volume manufacturing of our vehicles. We cannot assure our investors that we will be able to develop and implement efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the desired quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. We have also experienced, and may continue to experience, internal and external logistics challenges with respect to our manufacturing and warehousing facilities, including disruption to manufacturing operations due to the consolidation of our logistics operations with our manufacturing operations at AMP-1 and AMP-2. Any failure to develop and implement such manufacturing processes and capabilities within our projected costs and timelines could impact our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully. In addition, our rapid growth, competitive real estate markets, and increasing rental rates, may hinder our ability to obtain suitable space to accommodate our growing operations or to renew existing leases on terms favorable to us, if at all. Any failure to obtain or renew leases for real property on terms favorable to us when we need them may limit our growth, impact our operations and have an adverse impact on our financial condition. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.
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
•United States and foreign government trade restrictions, tariffs, price or exchange controls, and export controls;
•threat of a trade war could impede the transition to EVs, disrupt global supply chains, and delay the implementation of economic competitiveness policies;
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
•actions that may impede global green transition priorities or policies designed to reduce environmental sustainability efforts;
•political instability, natural disasters, pandemics, wars, military actions, global or regional conflicts or other geopolitical events (including the war in Ukraine and the conflicts in the Middle East, which affect global energy prices and disrupt supply chain both regionally and globally), or events of terrorism; and
•the strength of international economies.
If we fail to successfully address these risks, they could materially harm our business, prospects, results of operations and financial condition.
The automotive industry has significant barriers to entry that we must overcome in order to manufacture and sell EVs at scale.
The automobile industry is characterized by significant barriers to entry, including large capital requirements, investment costs of designing, manufacturing, and distributing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image, and the need to establish sales and service locations. Since we are focused on the design of EVs, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter, including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing EVs, regulations associated with the transport of batteries, the need to establish or provide access to sufficient charging locations and unproven high-volume customer demand for fully EVs. While we have developed and started producing our first electric sedan and SUV and have completed the first two phases of construction of AMP-1 and the SKD portion of AMP-2, we have not finished tooling all production lines for AMP-1, and further construction of AMP-1 and the second phase of AMP-2 is underway. If we are not able to overcome these barriers, our business, prospects, results of operations and financial condition will be negatively impacted, and it will harm our ability to grow our business.

The automotive market is highly competitive, and we may not be successful in competing in this industry.
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the EV industry has grown, with the emergence of several companies that focus completely or partially on the EV market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. EV manufacturers with which we compete include Tesla, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own EVs in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and EV market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales of luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. For example, some of our competitors have announced vehicle price reductions, which may result in downward price pressure and reduced demand for our vehicles. However, we may not be able to adjust our pricing strategies effectively, and there can be no assurance that such adjustments will allow us to successfully compete against our competitors, which may have a material adverse effect on our brand, business, prospects, inventory levels, results of operations and financial conditions. In addition, increased competition has in the past and may continue to require us to increase marketing and incentive expenses, which may have a material adverse effect on our operating results and financial condition. We expect competition in our industry to significantly intensify in the future in light of increased demand for alternative fuel vehicles, global competitors, macroeconomic uncertainty, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.
Developments in EV or alternative fuel technology or improvements in the internal combustion engine may adversely affect the demand for our vehicles.
We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Significant developments in alternative technologies, such as alternative battery cell technologies, hydrogen fuel cell technology, advanced gasoline, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to the technologies in our EVs. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors. In addition, we expect to compete in part on the basis of our vehicles’ range, efficiency, charging speeds, performance and software, and improvements in the technology offered by competitors could reduce demand for our current or other future vehicles. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models that reflect such technological developments, but our vehicles may become obsolete, and our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. Additionally, as new companies and larger, existing vehicle manufacturers continue to enter the EV space, we may lose any technological advantage we may have and suffer a decline in our competitive position. Any failure by us to successfully react to changes in existing technologies or the development of new technologies could materially harm our competitive position and growth prospects.

The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.
We benefit from government and economic programs in the United States and abroad that encourage the development, manufacture or purchase of EVs, such as zero emission vehicle credits, production tax credits, greenhouse gas credits and similar regulatory credits, the loss of which could harm our ability to generate revenue from the sale of such credits to other manufacturers; the availability of tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California, Michigan and Arizona. We may also benefit from government loan programs. While such EV-related governmental programs and economic incentives have been available in the United States, Canada and the European Union (“EU”), there is no guarantee that they will be available in the future. Any reduction, elimination, limitation or selective application of tax and other governmental programs and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of the EV industry generally or our EVs in particular, which would adversely affect our business, prospects, financial condition and results of operations. On July 4, 2025, OBBBA was enacted, which among other things, eliminates the $7,500 tax credit for purchasing a new EV and the $4,500 tax credit for purchasing a used EV effective September 30, 2025 and the tax credits available for charging stations effective June 30, 2026. In addition, OBBBA eliminated the penalties that automakers would pay if they failed to meet the Corporate Average Fuel Economy standards, effectively eliminating the financial incentive to comply with those standards. Separately, Congress has invoked the Congressional Review Act to revoke the federal waiver that previously authorized certain states to promulgate regulations establishing zero-emission vehicle credit programs. Additionally, the current U.S. presidential administration has issued executive orders that aim to revoke or weaken fuel efficiency and emissions regulations established by the prior administration. The administration has also issued a policy statement aimed at eliminating the “EV mandate,” which targets state-level emissions waivers and governmental subsidies. Most notably, the administration recently signed congressional resolutions under the Congressional Review Act to revoke the EPA waiver that had previously allowed California and certain other states to implement vehicle emissions standards more stringent than federal requirements, thereby blocking their plans to phase out the sale of gasoline-only vehicles by 2035. In response, California, joined by multiple states, promptly initiated litigation challenging the legal validity of these actions. The outcome of this legal challenge remains uncertain and is subject to ongoing judicial proceedings. See “— Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.” These, and any similar legislative or executive actions in the future, may adversely affect demand for our vehicles as well as our business, prospects, financial condition and results of operations.
We may be unable to offer attractive leasing and financing options for our current and future vehicles, which would adversely affect consumer demand. In addition, offering leasing and financing options to customers could expose us to credit and residual value risk.
We offer leasing and financing of our vehicles to potential customers through third-party financing partners and intend to do the same in new markets, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers. Furthermore, because we have only sold a limited number of vehicles and only a limited secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and, if the actual resale value of our vehicles is lower than anticipated, it would make providing leasing terms that appeal to potential customers through such third-party financing partners more difficult. We believe that the ability to offer attractive leasing and financing options—whether due to the availability, reduction or elimination of tax incentives and certain governmental or economic programs, the availability of agreements with our third-party financing partners on terms acceptable to us or our customers, or other reasons—is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air, the Lucid Gravity or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles. See “— The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.”
Furthermore, offering leasing and financing alternatives to customers could expose us to regulatory risks commonly associated with the extension of consumer credit. Competitive pressure and challenging markets could increase credit risk through leases and loans to financially weak customers, extended payment terms, and leases and loans into new and immature markets, and any such credit risk could be further heightened in light of the economic uncertainty and any economic recession or other downturn, whether due to inflation, global or regional conflicts or other geopolitical events, or public crises. If we are unable to provide leasing and financing arrangements that appeal to potential customers in a timely manner, or if the provision of such arrangements exposes us to excessive consumer credit risk or regulatory risk, our business, competitive position, results of operations and financial condition could be adversely affected.

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
We may apply for federal, state and foreign grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and EVs and related technologies. We anticipate that in the future there may be new opportunities for us to apply for grants, loans and other incentives from the United States federal and state governments, as well as foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot guarantee that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.
We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever.
We design our vehicles with proprietary ADAS hardware and software. The Lucid Air and Lucid Gravity are equipped with Level 2 (partial automation) ADAS functionality. Additionally, our vehicles are capable of integrating third-party ADAS hardware and software. For example, in July 2025, we entered into an integration agreement with Nuro, Inc., as provider of autonomous driving software, as part of our agreement with Uber, to enable Lucid Gravity Plus vehicles to operate at Level 4 autonomy. Over time, we plan to upgrade our vehicles with additional ADAS capabilities. ADAS technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by the National Highway Traffic Safety Administration (“NHTSA”) that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS or third-party technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
In the ordinary course of business, we may be subject to losses resulting from claims such as product liability, significant accidents, acts of God or other claims brought against us, for which we may have no or insufficient insurance coverage. While we currently carry insurance that is generally customary for a company of our size and operations, we may not maintain as much insurance coverage as other original equipment manufacturers, and in some cases, we may not maintain any at all. Additionally, the policies that we have in place may include significant deductibles, limitations or exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims. A loss that is uninsured or exceeds existing policy limits may require us to pay unexpected and substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost based on insurance market conditions, changes in our risk profile or loss portfolio. This may require a change in our insurance purchasing philosophy and strategy which can result in the assumption of greater risks to offset insurance market fluctuations.

Extended periods of low gasoline or other petroleum-based fuel prices could adversely affect demand for our vehicles, which would adversely affect our business, prospects, results of operations and financial condition.
A portion of the current and expected demand for EVs results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and the availability, reduction or elimination of economic incentives promoting fuel efficiency and alternative forms of energy, as well as concerns about climate change resulting in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreases significantly, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy or there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for EVs, including our vehicles, could be reduced, and our business and revenue may be harmed. For example, the current U.S. presidential administration has issued an executive order to declare a national energy emergency and facilitate the production and supply of domestic energy resources, including oil.
Gasoline and other petroleum-based fuel prices have historically been extremely volatile and it is difficult to ascertain whether such volatility will continue to persist. Lower gasoline or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for EVs, including our vehicles, may decrease, which would have an adverse effect on our business, prospects, financial condition and results of operations.
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
Our Midsize platform is still in the development and/or testing phase, and may be delayed or not proceed as planned. Additionally, prior to mass production of our EVs, they must be fully approved for sale in accordance with a range of jurisdiction-specific requirements, including but not limited to regulatory approvals in the various geographies where we intend to launch. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions in Arizona and Saudi Arabia, or any other future manufacturing facilities.

Furthermore, we rely on third party suppliers for the development, manufacture, and supply of many key components and materials used in our vehicles, as well as for provisioning and servicing equipment at our manufacturing facilities. We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and the limited availability of reliable third-party suppliers. These challenges have affected our ability, as well as the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances, have resulted in increased costs and delays in facilities construction and expansion as well as vehicle production ramp-up. We expect the risk of unexpected disruptions to continue for the foreseeable future. Any delays by our suppliers in delivering or developing necessary components may result in further setbacks to our production and delivery timelines.
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
•delays, disruptions or other changes in our supply chain, including raw material supplies and availability, reliability and cost-effectiveness in domestic and international sourcing;
•our ability to maintain arrangements on commercially reasonable terms with our suppliers, delivery and other partners, after sales service providers, and other operationally significant third parties;
•other delays, backlog in manufacturing and research and development of new models, and cost overruns; and
•any other risks identified herein.
We expect that we will require additional financing to fund our planned operations and expansion plans. If we are unable to arrange for required funds under the terms and on the timeline that we anticipate, our plans for tooling and building out our manufacturing facilities and for commercial production of our EVs could be significantly delayed, which would materially adversely affect our business, prospects, financial condition and results of operations. See “—Risks Related to Financing and Strategic Transactions — We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.”

Our ability to continue production and our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.
Our success, including our ability to continue production of the Lucid Air and ramp up of the Lucid Gravity, will depend on our ability to enter into supplier agreements and maintain our relationships with hundreds of suppliers that are critical to the production of our vehicles. To date, we have not secured long-term supply agreements for all of our components, and for some components, our supply agreements do not guarantee sufficient quantities of components for our vehicle production ramp. We seek opportunities to secure long-term committed supply agreements for certain of these components. The supplier agreements we have or may enter into with key suppliers in the future may not be renewed or may contain provisions under which suppliers may refuse to supply. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of battery cells and other components often contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities and/or currency values. Substantial increases in the costs for such components, materials and equipment, whether due to supply chain or logistics issues, adverse economic conditions, changes in trade policies or agreements, the uncertainties surrounding domestic and foreign tariffs, export controls, inflation, or increased energy or natural gas costs, would increase our operating costs and could reduce our margins if we cannot offset these increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.
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
We rely on hundreds of third-party suppliers for the provision and development of many key components and materials used in our vehicles. While we seek to obtain components from multiple sources whenever possible, many components used in our vehicles will be custom-designed and purchased by us from a single source. Our limited, and in many cases single-source, supply chain exposes us to delivery failure or component shortages for our production, including continued production of the Lucid Air and ramp up of the Lucid Gravity. Our third-party suppliers may not be able to meet our required product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide necessary warranties for their products that are necessary for use in our vehicles.
We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and the limited availability of reliable third-party suppliers. We expect that these industry-wide trends may continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment, including for the expansion of AMP-1 and the construction of AMP-2, on a timely basis for the foreseeable future, and may result in increased costs. Changes in our supply chain or production needs in order to meet our desired quality targets, development timelines and production volumes as well as due to design changes and model updates have resulted in cost increases from our suppliers.
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

In addition, we have experienced, and in the future could continue to experience, delays if our suppliers do not meet agreed-upon timelines and volumes, experience capacity constraints, or deliver components that do not meet our quality standards or other requirements. Any disruption in the supply of components, including battery cells, magnets and semiconductors, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in situations where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has recently experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.
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
Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, global or regional conflicts or other geopolitical events, governmental changes, political uncertainty, trade policies and agreements, the uncertainties surrounding domestic and foreign tariffs, export controls, natural disasters, health epidemics, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. For example, some of the shipping routes in the Red Sea have been affected by the conflicts in the Middle East resulting in delays in delivery of components and an increase in shipping costs globally. Additionally, governmental and policy changes may continue to result in new or increased tariffs on imported components. Our ability to mitigate these cost increases may be limited by the lack of alternative suppliers from unaffected countries or domestic suppliers with production capabilities to meet our requirements. Such disruptions or increase in costs could have a material adverse impact on our business, including our ability to timely manufacture and distribute our products in a cost-effective manner and adversely affect our results of operations and financial condition.
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
As we scale commercial production of our vehicles or any future energy storage systems, we have experienced and may continue to experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. For example, as we continue the expansion of AMP-1 and the construction of AMP-2, we have experienced increases in material and infrastructure equipment prices and cost of construction labor. In addition, we use various materials in our business, including aluminum, steel, magnets, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion battery cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions, trade policies, tariffs and export controls, inflationary pressure and global demand for these materials, including as a result of increased production of EVs, energy storage products by our competitors and the global supply chain crisis, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:
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
Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. A growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our expected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. In addition, we have entered into amended agreements with Panasonic Energy Co., Ltd. and certain of its affiliates for the supply of lithium-ion battery cells, pursuant to which we have made certain non-cancelable long-term purchase commitments. If our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments. In cases where we are unable to fully utilize our purchase commitments, we have in the past and may continue to face fees, penalties, increased prices, excess inventory or inventory write-offs, and there could be a material adverse effect on our results of operations.
Furthermore, we have experienced in the past and may experience another semiconductor supply shortage, and such shortage could in the future impact us or our suppliers, which could delay or reduce planned production levels of our current and future vehicles and have an adverse effect on our business, prospects and results of operations. Moreover, export controls, particularly those affecting components within our supply chain, such as China’s recent restrictions on rare-earth minerals, has posed, and could continue to pose, risks to our production and distribution capabilities. In addition, foreign currency fluctuations, tariffs, shortages in petroleum or natural gas and other economic or political conditions have contributed to and may continue to result in significant increases in freight charges and raw material costs. These risks could be further magnified by geographical developments, global or regional conflicts or other geopolitical events, including the war in Ukraine and the conflicts in the Middle East, which affects shipping routes both regionally and globally. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. Any attempts to raise product prices in response to increased material costs could lead to reduced demand for our vehicles and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.
We must develop complex software and technology systems, including in coordination with vendors and suppliers, in order to produce our EVs, and there can be no assurance such systems will be successfully developed.
Our vehicles use a substantial amount of third-party and proprietary software and complex technological hardware to operate, some of which is still subject to further development and testing. The development and implementation of such advanced technologies is inherently complex and requires coordination with our vendors and suppliers in order to integrate such technology into our EVs and ensure it interoperates with other complex technology as designed and as expected.
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
We have completed the initial and second phases of construction at AMP-1 and the SKD portion of AMP-2, and further construction of AMP-1 and the second phase of AMP-2 is in progress. We also acquired select assets and assumed leases for certain facilities previously belonging to Nikola Corporation, including Nikola’s former Coolidge manufacturing facility. However, tooling these facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air and ramp up production of the Lucid Gravity on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. In addition, we may encounter problems or disputes with our vendors for a variety of reasons, including for reasons beyond our control, and such disputes, with or without merit, could also cause significant delays and cost overruns. These risks could be increased because we are building our facilities from the ground up to support our EV production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commencement of commercial production at AMP-1 and SKD production at AMP-2, we have hired and trained and continue to hire, retain, and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial or SKD production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of orders and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of our future vehicles, or adversely affect our ability to timely sell and deliver our EVs to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations. Although we do not currently expect that we will be required to take vehicle production offline or reduce our planned manufacturing volumes, any such repairs or remediation could entail significant costs, and we may be unable to recover some or all of such costs from the applicable contractor(s).
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

Unexpected malfunctions of the manufacturing plant components may significantly decrease our operational efficiency, including by forcing manufacturing shutdowns in order to conduct repairs or troubleshoot manufacturing problems. Our facilities may also be harmed or rendered inoperable by natural or man-made disasters or events, including but not limited to earthquakes, tornadoes, flooding, fire, power outages, sandstorms, environmental hazards and remediation, costs associated with decommissioning of equipment, labor disputes and strikes, lack of availability of qualified construction labor, difficulty or delays in obtaining governmental permits and licenses, damages or defects in electronic systems, industrial accidents, health epidemics, political changes or instability, wars, military actions, global or regional conflicts, or other geopolitical events, which may render it difficult or impossible for us to manufacture our vehicles for some period of time. The inability to produce our vehicles or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all, based on insurance market conditions or our evolving risk profile. Should operational risks materialize, they may result in the personal injury to or death of our workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market and ramp up production of our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, political changes or instability, wars, military actions, global or regional conflicts or other geopolitical events or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, satisfy the requirements of customers and potential customers or fully utilize our purchase commitments with suppliers. For example, as result of the conflicts in the Middle East, we have experienced an impact on our shipping routes in the Red Sea, which has resulted in shipping delays and increased shipping costs globally. Any failure to develop, implement and maintain such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we continue commercial production of the Lucid Air and ramp up production of the Lucid Gravity, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.
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
In addition, even if our vehicles function as designed, we expect that the battery efficiency, and hence the range, of our EVs, like other EVs that use current battery technology, will decline over time. Other factors, such as usage, time and stress patterns, may also impact the battery’s ability to hold a charge, or could require us to limit vehicles’ battery charging capacity, including via over-the-air or other software updates, for safety reasons or to protect battery capacity, which could further decrease our vehicles’ range between charges. Such decreases in or limitations of battery capacity and therefore range, whether imposed by deterioration, software limitations or otherwise, could also lead to consumer complaints or warranty claims, including claims that prior knowledge of such decreases or limitations would have affected consumers’ purchasing decisions. Further, there can be no assurance that we will be able to improve the performance of our battery packs, or increase our vehicles’ range, in the future. Any such battery deterioration or capacity limitations and related decreases in range may negatively influence potential customers’ willingness to purchase our vehicles and negatively impact our brand and reputation, which could adversely affect our business, prospects, results of operations and financial condition.
We have limited experience servicing our vehicles and their integrated software. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition and results of operations may be materially and adversely affected.
We have limited experience servicing or repairing our vehicles and their integrated software. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Furthermore, some vehicle repairs may be done via over-the-air software updates, which poses additional risks to the vehicles’ software if any issues arise during an update. In addition, we may partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers or develop and implement the necessary information technology infrastructure to support them. Further, although such servicing partners may have experience in servicing other EVs, they will initially have no experience in servicing our vehicles. We also have a limited network of locations to perform service and may also rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.
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

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, military actions, global or regional conflicts or other geopolitical events, health epidemics or pandemics, or security incidents.
We and our suppliers may be impacted by weather events, natural disasters, wars, military actions, global or regional conflicts or other geopolitical events, health epidemics or pandemics, security incidents or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona and Saudi Arabia are located in sandstorm-, flood- and/or tornado-prone areas. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information technology systems or communication networks break down or operate improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, global or regional conflicts or other geopolitical events may increase the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.

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
In addition, as we expand our service network, increase our recycling practices and scale the manufacturing of our vehicles and any future energy storage products, we will need to store lithium-ion battery cells at our facilities and we have experienced, and may in the future experience, thermal events. Any mishandling of battery cells or safety issue or fire related to the cells could disrupt our operations. Such damage or injury could also lead to adverse publicity and potentially a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our vehicles and negatively affect our results of operations and financial condition. Moreover, any failure of a competitor’s EV or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, results of operations and financial condition.
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
These risks have been heightened in connection with ongoing global or regional conflicts and other geopolitical events and we cannot be certain how this new risk landscape will impact our operations. When geopolitical conflicts develop, government systems as well as critical infrastructures such as financial services and utilities may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. There can be no assurance that our business will not become a potential target as adversaries may attack networks and systems indiscriminately. Such cyberattacks may potentially cause unauthorized access to our personal, confidential or proprietary information (including our proprietary software code), products, systems and networks, resulting in a data breach, or disruption, modification or destruction to our systems and networks. As a result, we may suffer monetary losses, business interruption, and long-lasting operational issues, damage to our reputation and brand or loss of our intellectual property (including trade secrets).
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
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and require highly skilled personnel, including, in particular, software and automotive engineers, and Arizona, where we also have a substantial presence and need a large workforce skilled in repair, logistics, supply chain, and manufacturing. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be amplified by our going transition to full-scale, high-volume commercial vehicle manufacturing, where—despite significant progress in a short time—we continue to face complexities due to our relatively limited experience compared to established industry players, heightened by geopolitical volatility and market disruptions. Any failure to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.

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
On February 21, 2025, our former Chief Executive Officer and Chief Technology Officer, Peter Rawlinson, resigned from his positions and as a member of our Board of Directors. Our Board of Directors appointed our Chief Operating Officer, Marc Winterhoff, to serve as Interim CEO until a qualified replacement is found. Mr. Rawlinson is available as Strategic Technical Advisor to the Chairman of the Board through February 21, 2027.
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
We will need to hire, retain, and train a significant number of employees to engage in full capacity commercial manufacturing operations and for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, retaining, training and managing a large workforce, such as establishing and maintaining efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating and maintaining an effective company culture. Although the area surrounding our AMP-1 facility in Casa Grande, Arizona and the area surrounding our AMP-2 facility in KAEC are home to highly trained workforces with experience in engineering and manufacturing, these workforces do not have significant experience with EV manufacturing, and related processes such as inventory management, logistics and quality. Many jobs will require significant training and we may need to spend significant resources to ensure employees obtain and adhere to such training. Further, competition for employees in the Casa Grande, Arizona area has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area; this same competition for talent may eventually intensify in KAEC as well. In addition, as we progress in constructing our AMP-2 facility in Saudi Arabia, we will need to hire, retain, and train a significantly larger number of employees in the local region to fully support the facility’s manufacturing operations. Any failure to comply with local labor laws and customs could have an adverse effect on our business or operations. If we are unsuccessful in hiring, retaining and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
The U.S. government has adopted an evolving approach to trade policy and, in some cases, has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. The current U.S. presidential administration has issued executive orders to review U.S. trade policies, practices and agreements to address trade deficits and other economic security matters. It has also imposed, or proposed to impose, blanket import tariffs or tariffs on imports, in many cases significantly, including steel, aluminum, and certain vehicle parts and software, which have resulted in increased costs for imports and may cause shortages and delays in the supply of certain components, materials, tooling and equipment necessary to produce our vehicles. In response to these tariffs, a number of U.S. trading partners have imposed or threatened to impose retaliatory measures, including tariffs on U.S. products and enhanced export controls, which could increase the cost and complexity of exporting our vehicles to affected markets. For example, Canada has announced countermeasure tariffs on select U.S.-manufactured vehicles. Further, the current U.S. presidential administration has imposed tariffs on goods imported from China on top of existing tariffs, which has resulted in uncertainty regarding the future of international trade between the U.S. and China. In response, China has imposed retaliatory tariffs and implemented export restrictions on certain rare-earth minerals. Despite an agreement recently negotiated, U.S.-China trade relations remain volatile and uncertain, and there can be no assurance that further actions by the U.S., China or another country will not have an adverse impact on our business, operations and access to products manufactured in China or elsewhere outside the U.S.

The exact scope of any such tariffs that may be ultimately implemented remains uncertain at this time. We cannot predict whether, or to what extent, international trade agreements may be altered, nor can we predict whether, or to what extent, duties, additional tariffs, export controls, or other trade restrictions will be modified or imposed by the United States or other countries. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our exported vehicles decreases due to the higher cost or preferences in foreign countries for domestically manufactured products, our results of operations could be materially adversely affected. Additionally, the threat of retaliatory tariffs and trade wars between the United States and foreign countries could further impede the transition to EVs, disrupt global supply chains, and delay the implementation of economic competitiveness policies. Further, while the administration has recently issued an executive order to reduce certain previously announced tariffs on automobiles and auto parts, there can be no assurance that there will not be further changes. Taken together, these uncertainties surrounding domestic and foreign tariffs and the resulting environment of retaliatory trade practices could increase costs and harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
In 2022, in response to actions taken by Russia against Ukraine, the United States and other countries worldwide implemented significant economic sanctions, embargoes, financial restrictions, trade controls and other governmental measures and restrictions against Russia, Belarus, and certain related entities and persons. Additionally, recent escalations in the Middle East, particularly between Israel and Iran, have introduced new uncertainties to trade relations and policies. The United States has enacted, or may enact in the future, federal regulations that significantly constrain trade relations with Russia, Belarus or other countries. Consequently, imports of certain products or merchandise originating from these jurisdictions may be subject to higher import duty rates. To the extent such products or merchandise are found in our cross-border supply chains and subject to higher duties, the suspension of normal trade relations with Russia, Belarus and other countries could increase our input costs, which could adversely impact our business and financial condition.
Although we are not aware of any company-related operations or activities in these jurisdictions, economic sanctions and other laws and regulations targeting these jurisdictions could disrupt our supply chains, impair our ability to compete in current or future markets, or otherwise subject us to potential liability. While we have implemented, or may implement in the future, certain procedures to facilitate compliance with applicable laws and regulations in connection with the sanctions and trade control programs around the globe related to Russia, Belarus or other countries, we cannot be assured that these procedures are always effective or that we, or third parties, many of whom we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, agents, intermediaries, or other third parties to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, loss of export privileges, and penalties or fines. These economic sanctions and other restrictions continue to evolve, and the long-term potential impact on our operations and business remains unclear.
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

In addition, motor vehicles and associated service activities are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Lucid Air, the Lucid Gravity and any future vehicle programs will be subject to such regulation under international, federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency, NHTSA, other federal agencies, various state agencies and boards; and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time-to-time, and we could become subject to additional regulations in the future, which could increase the effort and expense of compliance. If compliance results in delays or substantial expenses, this could adversely affect our business. Laws and industrial standards for EVs continue to evolve, and we face risks associated with changes to these regulations, which could have an impact on the adoption of EVs. In addition, increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to adopt regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote EVs.
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
Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. For example, we have conducted several vehicle recalls due to a number of potential issues in the past and we may in the future voluntarily or involuntarily initiate additional recalls if any of our EVs or components (including our batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may be unable to service and repair recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our EVs and could also result in the loss of business to our competitors. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target markets and our business, prospects, results of operations and financial condition.
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
We have funded our operations since inception primarily through equity and debt financings. For example, we issued the 2026 Notes, entered into a $1.0 billion ABL Credit Facility in June 2022, completed an “at-the-market” equity offering program for aggregate net proceeds of $594.3 million after deducting commissions and other issuance costs and consummated a private placement of common stock to Ayar for aggregate proceeds of $915.0 million in December 2022. In addition, we have, through our subsidiary, entered into the SIDF Loan Agreement with the SIDF for an aggregate principal amount of up to SAR 5.19 billion in February 2022, entered into a revolving credit facility agreement with GIB for an aggregate principal amount of SAR 1.0 billion in April 2022, which was amended in March 2023 and renewed in February 2025 to increase the principal amount to SAR 1.9 billion, and also entered into the $750 million DDTL Credit Facility with Ayar in August 2024. In June 2023, we completed an underwritten public offering of common stock for aggregate net proceeds of $1.2 billion and consummated a private placement to Ayar for aggregate net proceeds of $1.8 billion, after deducting issuance costs. We also consummated private placements of Redeemable Convertible Preferred Stock to Ayar for aggregate net proceeds of $997.6 million after deducting issuance cost in March 2024 and aggregate net proceeds of $749.4 million after deducting issuance costs in August 2024. In addition, in October 2024, we completed an underwritten public offering of common stock for aggregate net proceeds of $718.4 million after deducting issuance costs and consummated a private placement to Ayar for aggregate net proceeds of approximately $1.0 billion after deducting issuance costs. In April 2025, we also issued $1.1 billion of the 2030 Notes for aggregate net proceeds of $1.08 billion after deducting debt issuance costs, of which $931.4 million was used to repurchase $1,052.5 million aggregate principal amount of the 2026 Notes. We anticipate that we will continue to need to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have and we expect to settle tax withholding obligations in connection with vesting of the restricted stock units granted to certain employees through “net settlement,” i.e., by remitting the Company’s cash to satisfy the tax withholding obligation and simultaneously withholding a number of the vested shares on each vesting date with a value equal to that remitted cash. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.

Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. For example, we have entered into amended agreements with Panasonic Energy Co., Ltd. and certain of its affiliates. As of June 30, 2025, pursuant to the terms of the amended agreements, we have remaining minimum purchase commitments of an aggregate of approximately $2.55 billion of lithium-ion battery cells using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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
We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, including as a result of inflation, government closures of banks and liquidity concerns at other financial institutions, interest rate changes, global or regional conflicts or other geopolitical events, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations and financial condition.
We may not be able to realize the anticipated benefits of our agreements with Aston Martin, Uber and Nuro.
In June 2023, we entered into the Implementation Agreement with Aston Martin under which we and Aston Martin have established a long-term strategic technology arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery EV chassis, and supply powertrain and battery components to Aston Martin. See Note 16 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
In July 2025, we entered into the VPA with Uber under which Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 Lucid Gravity Plus vehicles over a six-year period following the start of production, which is targeted to occur in late 2026. We will collaborate with Nuro, Inc., as the provider of autonomous driving software, to develop and deploy a fleet of autonomous vehicles to be used as robotaxis on the Uber platform. See Note 18 “Subsequent Events” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
We may not be able to realize the anticipated benefits of the Strategic Technology Arrangement if we experience delays, fail to successfully integrate our powertrain and battery components with Aston Martin’s vehicles, or fail to enter into a long form supply agreement on terms acceptable to us, or if we experience delays or fail to deliver the components ordered by Aston Martin. Additionally, we may not be able to realize the anticipated benefits of the VPA if we fail to meet certain volume and other requirements and specifications with respect to the Lucid Gravity Plus vehicles, including continued production of the base Lucid Gravity vehicles, meeting certain quality thresholds, and timely fulfillment of orders for the Lucid Gravity Plus vehicles. In addition, we will depend on Nuro to meet its requirements in order to fulfill some of these conditions. Any such delay or failure for any reason, including for reasons beyond our control, may have an adverse effect on our brand and reputation, and our business, prospects, results of operations and financial condition.
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
We issued $2.0 billion principal amount of 2026 Notes in December 2021, issued $1.1 billion principal amount of 2030 Notes in April 2025, and have entered into several credit facilities since 2022. Concurrent with the 2030 Notes offering, we repurchased $1,052.5 million principal amount of the 2026 Notes, reducing its remaining principal amount to $960.0 million. See Note 6 “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness from time-to-time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, our obligations under the Redeemable Convertible Preferred Stock and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or preferred stock or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any current or future indebtedness or preferred stock will depend on the capital markets and our financial condition at such time. Our obligations to the holders of our Redeemable Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
The holders of our Redeemable Convertible Preferred Stock also have the right to receive certain Minimum Consideration upon a mandatory conversion, optional redemption, fundamental change or liquidation event. While we largely can control the occurrence of such events, if we are required to cash settle any of these obligations as a result of the liquidity conditions not being met, the amount of such cash settlement is subject to factors beyond our control and we cannot presently predict the amount of such cash settlement, which increases over time is not subject to any cap or limitation. A requirement to cash settle any obligations in relation to the Redeemable Convertible Preferred Stock may have a material adverse effect on our business, prospects, results of operations and financial condition. See “—The settlement of our obligations upon conversion, optional redemption or required repurchase of our Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders and the number of shares of common stock issuable upon mandatory conversion, optional redemption or fundamental change is presently indeterminable.”

The settlement of our obligations upon conversion, optional redemption or required repurchase of our Series A or Series B Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders and the number of shares of common stock issuable upon mandatory conversion, optional redemption or fundamental change is presently indeterminable.
The Series A Redeemable Convertible Preferred Stock and the Series B Redeemable Convertible Preferred Stock are convertible into our common stock at an initial conversion price of $3.5952 per share and $4.3799 per share, respectively. The Conversion Price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event. Dividends on the Redeemable Convertible Preferred Stock are payable at an initial rate of 9% per annum in the form of dividends compounding on a quarterly basis. Such compounded dividends are not subject to any cap or sunset provisions and can accrue into perpetuity. At issuance, the Series A Redeemable Convertible Preferred Stock was initially convertible into 278.15 million shares of common stock, representing approximately 12% of our then issued and outstanding common stock. Upon entry into the Series B Subscription Agreement, the Series B Redeemable Convertible Preferred Stock is expected to be initially convertible into 171.24 million shares of common stock, representing approximately 7% of our then issued and outstanding common stock. Holders of the Redeemable Convertible Preferred Stock may convert their shares (a) at any time that the closing price per share of our common stock on the trading day immediately preceding the date of the relevant notice of conversion is at least $5.50 (subject to certain adjustments), unless we otherwise consent to such conversion in our sole discretion, or (b) in all events during certain specified periods relating to a fundamental change or optional redemption by us. The number of shares of common stock issuable upon conversion (other than a mandatory conversion) in the future, subject to certain exceptions, is determined by dividing (i) the applicable Accrued Value (as defined in the Certificate of Designations) as of the conversion date by (ii) the applicable Conversion Price in effect as of such conversion date. As such, the number of shares of common stock issuable upon conversion may continue to increase in perpetuity as each of the compounded dividends increases the Accrued Value. Meeting these conversion obligations could impact our financial condition, liquidity, ability to obtain additional financing, or ability to allocate resources to addressing other aspects of our business including addressing the interests of the holders of our common stock. Except in the case of a mandatory conversion for which we elect (or are required) to satisfy our conversion obligation in cash (as further described under “—We may be unable to raise the funds necessary should any cash amounts become payable upon mandatory conversion or in connection with a fundamental change in relation to our Redeemable Convertible Preferred Stock, or to optionally redeem our Redeemable Convertible Preferred Stock”), any conversion of the Redeemable Convertible Preferred Stock will also increase the number of shares of our common stock available for public trading, which could adversely affect prevailing market prices of our common stock.
In addition, the holders of the Redeemable Convertible Preferred Stock may also be entitled to receive Minimum Consideration in certain situations in the case the Company exercises its rights in respect of a mandatory conversion or optional redemption or in the case of a fundamental change (as defined in the Certificate of Designations). Such Minimum Consideration is determined by multiplying the Accrued Value by the relevant percentage set forth in the Certificate of Designations based on the number of months that have elapsed since the initial issuance of the Redeemable Convertible Preferred Stock. In the event that the Minimum Consideration exceeds the Accrued Value, we would be required to pay or deliver, as the case may be, consideration having a value in excess of Accrued Value in order to redeem or refinance the Redeemable Convertible Preferred Stock. If an event occurs that requires us to deliver Minimum Consideration, the number of shares of common stock issuable to satisfy such obligation is presently indeterminable and, in particular if our stock price is substantially below the initial conversion price, meeting such common stock issuance obligation may result in significant dilution to the common stockholders which could have a material adverse effect on the market prices of our common stock and on our financial condition, liquidity, and ability to obtain additional financing. In addition, the holders of the Redeemable Convertible Preferred Stock may also be entitled to receive Minimum Consideration in the event of our liquidation, dissolution or winding up, which may reduce or eliminate the value of any remaining assets for distribution to common stockholders in such an event.
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
Strategic business relationships have been and will continue to be an important factor in the growth and long-term success of our business. From time-to-time, we explore opportunities to enter into such relationships, including partnerships with original equipment manufacturers, service and charging providers, and technology innovators. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that we will be able to maintain such relationships. In addition, our competitors may capitalize on such opportunities before we do and we may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. For example, we have partnered with third-party EV charging providers to provide our customers with access to charging infrastructure, and we will rely on ongoing access to such infrastructure to provide our customers with charging solutions. If third-party EV charging providers terminate their partnerships or otherwise fail to deliver the anticipated benefits of their partnerships, our ability to provide a satisfactory customer experience will be harmed. In addition, although we have agreed to join Tesla’s Supercharger network, there may be delays in making changes to our vehicles or the network necessary for Lucid vehicles to charge at Tesla Superchargers. Our current and future alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
Moreover, identifying and executing on such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and results of operations could be materially adversely affected.
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
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of June 30, 2025, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of June 30, 2025, we had foreign net operating loss carryforwards, the majority of which will begin to expire in 2043. As of June 30, 2025, we maintain a full valuation allowance for our U.S. and the majority of our non-U.S. net deferred tax assets.
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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” In light of the SEC Warrant Accounting Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” Churchill’s management evaluated the terms of the Warrant Agreement entered into in connection with the Churchill IPO and concluded that the warrants include provisions that, based on the SEC Warrant Accounting Statement, preclude the warrants from being classified as components of equity. As a result, Churchill classified the warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the warrants and that such gains or losses could be material.
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
•general economic and political conditions, such as uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of trade war, recessions, interest rates, inflation, government closures of banks and liquidity concerns at financial institutions, changes in diplomatic and trade relationships, fluctuations in foreign currency exchange rates, acts of war or terrorism, and natural disasters; and
•other risk factors listed in this section “Risk Factors.”
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the Convertible Senior Notes regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including global or regional conflicts and other geopolitical events, natural disasters, and any other global pandemics, as well as general economic, political and market conditions such as recessions, inflation, government closures of banks and liquidity concerns at financial institutions, or interest rate changes, may seriously affect the market price of our common stock and other securities, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Furthermore, the stock markets in general, and the markets for technology and EV stocks in particular, have experienced extreme volatility that has sometimes been unrelated to the operating performance of the issuer. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, hedging activity by holders of the Convertible Senior Notes may impact the market price of our common stock, in particular during any redemption conversion period in connection with a redemption of the Convertible Senior Notes or any observation period for a conversion of the Convertible Senior Notes.
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
Future issuances of shares of our common stock, or of securities convertible into or exercisable for our common stock, could depress the market price of our common stock and result in significant dilution for holders of our common stock. The exercise of our outstanding warrants and options, the vesting and settlement of our restricted stock units and/or the conversion of our Convertible Senior Notes or of our Redeemable Convertible Preferred Stock would result in additional dilution to holders of our common stock. Similarly, the redemption or repurchase of our Redeemable Convertible Preferred Stock may result in additional dilution to holders of our common stock if, under the terms of our Redeemable Convertible Preferred Stock, we are then permitted, and elect, to satisfy our obligations in respect thereof by delivery of our common stock. In addition, we have agreed to issue shares of common stock under a subscription agreement to SMB Holding Corporation, a subsidiary of Uber, which will take place upon satisfaction of the customary closing conditions set forth therein. In the future, we may issue additional shares of our common stock, or securities convertible into or exercisable for common stock, in connection with generating additional capital, future acquisitions, repayment of outstanding indebtedness, under our stock incentive plan, or for other reasons.
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
As of June 30, 2025, the PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the eight directors to our Board.
In addition, for so long as Ayar holds the Redeemable Convertible Preferred Stock and as result of the consent and voting rights of the Redeemable Convertible Preferred Stock, coupled with the voting rights associated with Ayar’s existing ownership of common stock in the Company, Ayar has significant power to influence the outcome over any matter submitted for the vote of the holders of our common stock and to influence certain matters affecting our governance and capitalization. Further, Ayar is entitled to receive additional shares of our common stock under the prepaid forward transaction entered into with the Forward Counterparty in connection with the pricing of the 2030 Notes. This concentration of ownership and voting power allows Ayar to exercise control over certain decisions, in particular with regards to governance and capitalization matters, including matters requiring approval by our stockholders (such as, subject to the Investor Rights Agreement, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests.
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
In addition, certain terms of our Redeemable Convertible Preferred Stock and the Convertible Senior Notes may make it more difficult for an entity to acquire us. As the current holder of our Convertible Preferred Stock, Ayar has certain repurchase, conversion and consent rights, including the right, at the option of Ayar, to require us to repurchase for cash or, if under the terms of our Redeemable Convertible Preferred Stock we are then permitted, and we so elect, shares of our common stock (or other securities to be received by a holder of common stock in such fundamental change) in connection with a fundamental change, based on the applicable Minimum Consideration. See “— Risks Related to Financing and Strategic Transactions—Our Redeemable Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are senior to the rights of, our common stockholders.” Similarly, the indentures governing the Convertible Senior Notes generally requires us, at the option of the holders, to repurchase the Convertible Senior Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with a make-whole fundamental change, as defined in the indentures for the Convertible Senior Notes. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us.
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
Item 5. Other Information.
During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith
4.1	Indenture, dated as of April 8, 2025, between Lucid Group, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-39408	April 8, 2025	4.1

4.2	Form of certificate representing the 5.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	001-39408	April 8, 2025	4.2

10.1^	Lucid Group, Inc. Amended and Restated 2021 Stock Incentive Plan (including the Lucid Group, Inc. Amended and Restated 2021 Employee Stock Purchase Plan, attached thereto)	DEF 14A	001-39408	April 24, 2025	Annex A

10.2	Form of Capped Call Confirmation	8-K	001-39408	April 8, 2025	10.1

10.3	Vehicle Production Agreement, dated July 16, 2025, by and between Lucid Group, Inc. and Uber Technologies, Inc.	8-K	001-39408	July 17, 2025	10.1

10.4	Subscription Agreement, dated July 16, 2025, by and between Lucid Group, Inc. and SMB Holding Corporation.	8-K	001-39408	July 17, 2025	10.2

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
^    Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: August 5, 2025	By:	/s/ Taoufiq Boussaid
Taoufiq Boussaid
Chief Financial Officer