Form 10-Q
period 2025-09-30
Lucid Group, Inc.
filed 2025-11-05
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Number of shares of the registrant’s common stock outstanding on October 30, 2025: 324,168,457

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “scheduled” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies, management, and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to battery and powertrain systems, software, and strategic partnerships, technology features and capabilities, manufacturing capabilities and facilities, logistics and supply chain, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our direct-to-consumer strategy, our financial and operating outlook, future market launches and international expansion, including our manufacturing facility in Saudi Arabia and related timing and value to us, our needs for additional financing, our search for a new CEO, and the promise of Lucid’s technology. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, economic, market, financial, political, regulatory and legal conditions, including changes of policies, imposition or proposed imposition of tariffs, export controls, threat of a trade war, the risk of a global economic recession or other downturn, bank closures and liquidity concerns at financial institutions, and global or regional conflicts or other geopolitical events;
•risks related to changes in overall demand for our products and services and cancellation of orders for our vehicles;
•risks related to prices and availability of commodities and components, including rare-earth minerals, semiconductors and its related products, and other materials, our supply chain, logistics, inventory management and quality control, and our ability to complete the tooling of our manufacturing facilities over time and scale production of our vehicles;
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

“Redeemable Convertible Preferred Stock” are to the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, together;

“Reverse Stock Split” are to the one-for-ten (1:10) reverse stock split of our common stock that became effective on August 29, 2025;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,635,120	$1,606,865
Short-term investments (including $50,000 and $15,000 associated with a related party as of September 30, 2025 and December 31, 2024, respectively)	701,906	2,424,103
Accounts receivable, net (including $83,616 and $57,909 from a related party as of September 30, 2025 and December 31, 2024, respectively)	137,642	112,025
Inventory	981,062	407,774
Prepaid expenses	58,135	52,951
Other current assets (including nil and $34,503 associated with a related party as of September 30, 2025 and December 31, 2024, respectively)	286,245	270,218
Total current assets	3,800,110	4,873,936
Property, plant and equipment, net	3,752,065	3,262,612
Right-of-use assets	227,995	211,886
Long-term investments (including nil and $20,000 associated with a related party as of September 30, 2025 and December 31, 2024, respectively)	656,249	1,012,223
Other noncurrent assets	355,199	249,443
Investments in equity securities of a related party	31,420	37,831
TOTAL ASSETS	$8,823,038	$9,647,931

LIABILITIES
Current liabilities:
Accounts payable	$393,029	$133,832
Finance lease liabilities, current portion	81,633	6,788
Other current liabilities (including $378,405 and $126,417 associated with related parties as of September 30, 2025 and December 31, 2024, respectively)	1,630,322	1,024,671
Total current liabilities	2,104,984	1,165,291
Finance lease liabilities, net of current portion	101,886	76,096
Long-term debt	2,040,363	2,002,151
Other long-term liabilities (including $123,043 and $121,136 associated with related parties as of September 30, 2025 and December 31, 2024, respectively)	572,091	592,314
Derivative liabilities associated with redeemable convertible preferred stock (related party)	282,625	639,425
Total liabilities	5,101,949	4,475,277
Commitments and contingencies (Note 12)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024, Series A redeemable convertible preferred stock, par value $0.0001; 100,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024; liquidation preference of $1,294,204 and $1,138,825 as of September 30, 2025 and December 31, 2024, respectively (related party)	1,109,905	730,025
Preferred stock 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024, Series B redeemable convertible preferred stock, par value $0.0001; 75,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024; liquidation preference of $909,131 and $800,442 as of September 30, 2025 and December 31, 2024, respectively (related party)	810,806	569,817
Total redeemable convertible preferred stock	1,920,711	1,299,842

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 1,500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 324,250,049 and 303,221,972 shares issued and 324,164,267 and 303,136,190 shares outstanding as of September 30, 2025 and December 31, 2024, respectively(1)	32	30
Additional paid-in capital	16,604,674	16,808,291
Treasury stock, at cost, 85,782 shares at September 30, 2025 and December 31, 2024(1)	(20,716)	(20,716)
Accumulated other comprehensive income (loss)	13,113	(2,099)
Accumulated deficit	(14,796,725)	(12,912,694)
Total stockholders’ equity	1,800,378	3,872,812
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$8,823,038	$9,647,931
(1) The number of shares of common stock and treasury stock have been adjusted for the prior period presented to reflect the one-for-ten (1:10) reverse stock split effected on August 29, 2025. See Note 2 “Summary of Significant Accounting Policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (including $34,251 and $45,588 from a related party for the three months ended September 30, 2025 and 2024, and $69,594 and $133,424 for the nine months ended September 30, 2025 and 2024, respectively)	$336,580	$200,038	$831,060	$573,359

Costs and expenses
Cost of revenue	670,197	412,544	1,665,540	1,287,695
Research and development	325,305	324,371	850,390	896,168
Selling, general and administrative	283,097	233,585	752,129	657,062
Restructuring charges	—	76	—	20,304
Total cost and expenses	1,278,599	970,576	3,268,059	2,861,229

Loss from operations	(942,019)	(770,538)	(2,436,999)	(2,287,870)

Other income (expense), net
Change in fair value of common stock warrant liability	444	(13,748)	18,627	20,845
Change in fair value of equity securities of a related party	916	(8,836)	(8,589)	(38,159)
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(36,375)	(240,250)	356,800	(137,250)
Gain on extinguishment of debt	—	—	116,360	—
Interest income	34,643	50,017	131,170	155,201
Interest expense (including $6,260 and $1,893 to a related party for the three months ended September 30, 2025 and 2024, and $14,872 and $4,596 for the nine months ended September 30, 2025 and 2024, respectively)	(25,571)	(8,478)	(61,203)	(22,652)
Other expense, net	(10,829)	(155)	(4,292)	(6,229)
Total other income (expense), net	(36,772)	(221,450)	548,873	(28,244)
Loss before provision for (benefit from) income taxes	(978,791)	(991,988)	(1,888,126)	(2,316,114)
Provision for (benefit from) income taxes	(363)	487	(4,095)	610
Net loss	(978,428)	(992,475)	(1,884,031)	(2,316,724)
Accretion of redeemable convertible preferred stock (related party)	(56,121)	42,838	(620,869)	(107,924)
Net loss attributable to common stockholders, basic	(1,034,549)	(949,637)	(2,504,900)	(2,424,648)
Interest expense on 2026 Notes	—	—	4,283	—
Gain on extinguishment of debt	—	—	(116,360)	—
Net loss attributable to common stockholders, diluted	$(1,034,549)	$(949,637)	$(2,616,977)	$(2,424,648)

Weighted-average shares outstanding attributable to common stockholders(1)
Basic	312,166,297	232,397,154	307,177,163	231,224,933
Diluted	312,166,297	232,397,154	307,859,815	231,224,933

Net loss per share attributable to common stockholders(1)
Basic	$(3.31)	$(4.09)	$(8.15)	$(10.49)
Diluted	$(3.31)	$(4.09)	$(8.50)	$(10.49)

Other comprehensive income (loss)
Net unrealized gains on investments, net of tax	$684	$11,891	$4,529	$7,672
Foreign currency translation adjustments	(2,187)	5,182	10,683	392
Total other comprehensive income (loss)	(1,503)	17,073	15,212	8,064
Comprehensive loss	(979,931)	(975,402)	(1,868,819)	(2,308,660)
Accretion of redeemable convertible preferred stock (related party)	(56,121)	42,838	(620,869)	(107,924)
Comprehensive loss attributable to common stockholders	$(1,036,052)	$(932,564)	$(2,489,688)	$(2,416,584)
(1) The weighted-average shares outstanding attributable to common stockholders and net loss per share attributable to common stockholders have been adjusted for the prior periods presented to reflect the one-for-ten (1:10) reverse stock split effected on August 29, 2025. See Note 2 “Summary of Significant Accounting Policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	175,000	$1,864,590	307,234,559	$31	$16,231,957	$(20,716)	$14,616	$(13,818,297)	$2,407,591
Net loss	—	—	—	—	—	—	—	(978,428)	(978,428)
Other comprehensive loss	—	—	—	—	—	—	(1,503)	—	(1,503)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(3,060)	—	—	—	(3,060)
Issuance of common stock upon vesting of employee RSUs	—	—	3,153,099	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	61,488	—	626	—	—	—	626
Issuance of common stock under 2025 Subscription Agreement, net of issuance costs	—	—	13,715,121	1	299,721	—	—	—	299,722
Accretion of redeemable convertible preferred stock (related party)	—	56,121	—	—	(56,121)	—	—	—	(56,121)
Stock-based compensation	—	—	—	—	131,551	—	—	—	131,551
Balance as of September 30, 2025	175,000	$1,920,711	324,164,267	$32	$16,604,674	$(20,716)	$13,113	$(14,796,725)	$1,800,378

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2024	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	100,000	$651,311	231,868,590	$23	$15,063,750	$(20,716)	$(4,159)	$(11,523,001)	$3,515,897
Net loss	—	—	—	—	—	—	—	(992,475)	(992,475)
Other comprehensive income	—	—	—	—	—	—	17,073	—	17,073
Tax withholding payments for net settlement of employee awards	—	—	—	—	(3,190)	—	—	—	(3,190)
Issuance of common stock upon vesting of employee RSUs	—	—	1,803,483	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	79,781	—	935	—	—	—	935
Issuance of Series B redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	75,000	451,683	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	(42,838)	—	—	42,838	—	—	—	42,838
Stock-based compensation	—	—	—	—	102,642	—	—	—	102,642
Balance as of September 30, 2024	175,000	$1,060,156	233,751,854	$23	$15,206,975	$(20,716)	$12,914	$(12,515,476)	$2,683,720
(1) The number of shares of common stock has been adjusted for the prior periods presented to reflect the one-for-ten (1:10) reverse stock split effected on August 29, 2025. See Note 2 “Summary of Significant Accounting Policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - continued
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Nine Months Ended September 30, 2025	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	175,000	$1,299,842	303,136,190	$30	$16,808,291	$(20,716)	$(2,099)	$(12,912,694)	$3,872,812
Net loss	—	—	—	—	—	—	—	(1,884,031)	(1,884,031)
Other comprehensive income	—	—	—	—	—	—	15,212	—	15,212
Tax withholding payments for net settlement of employee awards	—	—	—	—	(12,509)	—	—	—	(12,509)
Issuance of common stock upon vesting of employee RSUs	—	—	6,326,374	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	685,402	—	12,696	—	—	—	12,696
Issuance of common stock upon exercise of stock options	—	—	301,180	—	1,900	—	—	—	1,900
Issuance of common stock under 2025 Subscription Agreement, net of issuance costs	—	—	13,715,121	1	299,721	—	—	—	299,722
Purchase of capped call options	—	—	—	—	(118,250)	—	—	—	(118,250)
Accretion of redeemable convertible preferred stock (related party)	—	620,869	—	—	(620,869)	—	—	—	(620,869)
Stock-based compensation	—	—	—	—	233,695	—	—	—	233,695
Balance as of September 30, 2025	175,000	$1,920,711	324,164,267	$32	$16,604,674	$(20,716)	$13,113	$(14,796,725)	$1,800,378

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Nine Months Ended September 30, 2024	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	229,925,366	$23	$15,066,287	$(20,716)	$4,850	$(10,198,752)	$4,851,692
Net loss	—	—	—	—	—	—		(2,316,724)	(2,316,724)
Other comprehensive income	—	—	—	—	—	—	8,064		8,064
Tax withholding payments for net settlement of employee awards	—	—	—	—	(8,502)	—	—	—	(8,502)
Issuance of common stock upon vesting of employee RSUs	—	—	3,076,696	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	460,156	—	11,104	—	—	—	11,104
Issuance of common stock upon exercise of stock options	—	—	289,636	—	3,246	—	—	—	3,246
Issuance of Series A redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	100,000	500,549	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	75,000	451,683	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	107,924	—	—	(107,924)	—	—	—	(107,924)
Stock-based compensation	—	—	—	—	242,764	—	—	—	242,764
Balance as of September 30, 2024	175,000	$1,060,156	233,751,854	$23	$15,206,975	$(20,716)	$12,914	$(12,515,476)	$2,683,720
(1) The number of shares of common stock has been adjusted for the prior periods presented to reflect the one-for-ten (1:10) reverse stock split effected on August 29, 2025. See Note 2 “Summary of Significant Accounting Policies” for more information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,884,031)	$(2,316,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329,137	204,494
Amortization of insurance premium	27,021	25,959
Non-cash operating lease cost	32,686	22,997
Stock-based compensation	198,889	208,803
Inventory and firm purchase commitments write-downs	518,470	416,098
Change in fair value of common stock warrant liability	(18,627)	(20,845)
Change in fair value of equity securities of a related party	8,589	38,159
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(356,800)	137,250
Net accretion of investment discounts/premiums	(21,678)	(59,580)
Gain on extinguishment of debt	(116,360)	—
Other non-cash items	10,019	4,766
Changes in operating assets and liabilities:
Accounts receivable (including $(25,707) and $(35,320) from a related party for the nine months ended September 30, 2025 and 2024, respectively)	(26,523)	(46,601)
Inventory	(1,032,600)	(221,392)
Prepaid expenses	(32,043)	(18,487)
Other assets	(132,786)	(42,376)
Accounts payable	244,328	42,564
Other liabilities	236,805	138,388
Net cash used in operating activities	(2,015,504)	(1,486,527)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(125,211) and $(56,679) from a related party for the nine months ended September 30, 2025 and 2024, respectively)	(542,722)	(592,206)
Purchases of investments (including $(30,000) and $(15,000) from a related party for the nine months ended September 30, 2025 and 2024, respectively)	(309,557)	(2,374,220)
Proceeds from maturities of investments (including $15,000 and nil from a related party for the nine months ended September 30, 2025 and 2024, respectively)	2,413,453	3,251,400
Proceeds from sale of investments	—	5,000
Other investing activities	1,968	—
Net cash provided by investing activities	1,563,142	289,974
Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock to a related party	—	1,000,000
Proceeds from issuance of Series B redeemable convertible preferred stock to a related party	—	750,000
Payments of issuance costs for Series A redeemable convertible preferred stock	—	(2,343)
Payments of issuance costs for Series B redeemable convertible preferred stock	—	(250)
Proceeds from issuance of common stock under 2025 Subscription Agreement	300,000	—
Payment of issuance costs for the 2025 Subscription Agreement	(278)	—
Proceeds from issuance of 2030 Notes	1,100,000	—
Payment of transaction costs for the issuance of 2030 Notes	(18,090)	—
Purchase of capped call options	(118,250)	—
Repurchase of 2026 Notes	(931,433)	—
Proceeds from borrowings from a related party	186,621	—
Repayment of borrowings to a related party	—	(25,856)
Proceeds from exercise of stock options	1,900	3,246
Proceeds from employee stock purchase plan	12,696	11,104
Tax withholding payments for net settlement of employee awards	(12,509)	(8,502)
Payment for finance lease liabilities	(2,422)	(2,632)
Payment for credit facility issuance costs (including $(507) and $(5,625) to related parties for the nine months ended September 30, 2025 and 2024, respectively)	(507)	(6,058)
Net cash provided by financing activities	517,728	1,718,709
Net increase in cash, cash equivalents, and restricted cash	65,366	522,156
Beginning cash, cash equivalents, and restricted cash	1,607,052	1,371,507
Ending cash, cash equivalents, and restricted cash	$1,672,418	$1,893,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$21,352	$12,843
Cash paid for taxes	$3,916	$42

Supplemental disclosure of non-cash investing and financing activity:
Increases in purchases of property, plant and equipment included in accounts payable and other current liabilities	$98,517	$57,627
Government grant (related party) reflected in property, plant and equipment	$—	$(62,471)
Property, plant and equipment and right-of-use assets obtained through leases	$150,322	$22,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2025
NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Lucid Group, Inc. (“Lucid”) is a technology company that is setting new standards with the world’s most advanced electric vehicles (“EVs”), the award-winning Lucid Air and Lucid Gravity.
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
From inception through September 30, 2025, the Company has incurred operating losses and negative cash flows from operating activities. For the nine months ended September 30, 2025 and 2024, the Company has incurred net losses of $1.9 billion and $2.3 billion, respectively. The Company had an accumulated deficit of $14.8 billion as of September 30, 2025.
The Company completed the first phase of the construction of its Advanced Manufacturing Plant-1 in Casa Grande, Arizona (“AMP-1”) in 2021, transitioned general assembly to the AMP-1 phase 2 manufacturing facility and completed the semi knocked-down (“SKD”) portion of its Advanced Manufacturing Plant-2 in Saudi Arabia (“AMP-2”) in September 2023. The Company also completed key manufacturing activities, including the paint shop, stamping, a new body shop for the Lucid Gravity, and a majority of the powertrain shop, of the AMP-1 phase 2 manufacturing facility in 2024. The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company began commercial production and deliveries of its second vehicle, the Lucid Gravity, in December 2024. Currently, the AMP-1 phase 2 facility manufactures the Lucid Air and the Lucid Gravity. The Company continues to expand AMP-1, construct the completely-built-up (“CBU”) portion of AMP-2, and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release, including its upcoming Midsize platform. The aforementioned activities will require considerable capital, which is above and beyond the expected cash inflows from the current sales of Lucid vehicles. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
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

In May 2023, the Company entered into an underwriting agreement (the “2023 Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase from the Company shares of common stock in a public offering for aggregate net proceeds to the Company of $1.2 billion. In May 2023, the Company also entered into a subscription agreement (the “2023 Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), pursuant to which Ayar agreed to purchase from the Company shares of common stock in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company completed the public offering pursuant to the 2023 Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated the private placement to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion. See Note 16 “Related Party Transactions” for more information.
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
In August 2024, the Company entered into a $750.0 million five-year unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) with Ayar. See Note 6 “Debt” and Note 16 “Related Party Transactions” for more information. In November 2025, the Company entered into an amendment No. 1 to the DDTL Credit Facility (the “2025 DDTL Credit Facility”) to increase the aggregate principal amount from $750.0 million to $1.98 billion. See Note 18 “Subsequent Event” for more information.
In October 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with the Underwriter, under which the Underwriter agreed to purchase from the Company shares of common stock in a public offering. The Company also granted the Underwriter a 30-day option to purchase additional shares of its common stock (the “Overallotment Option”), and the Underwriter exercised the Overallotment Option to purchase additional shares. In October 2024, the Company also entered into a subscription agreement (the “2024 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of common stock in a private placement. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase additional shares of common stock. In October 2024, the Company completed the public offering pursuant to the 2024 Underwriting Agreement for aggregate net proceeds of $718.4 million and also consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for aggregate net proceeds of $1,025.7 million. See Note 16 “Related Party Transactions” for more information.
In April 2025, the Company issued $1.10 billion aggregate principal amount of 5.00% convertible senior notes due in April 2030 (the “2030 Notes”) in a private offering. The net proceeds from the offering were $1.08 billion, after deducting debt issuance costs. In connection with the 2030 Notes offering, the Company paid $118.3 million to enter into privately negotiated capped call transactions with certain financial institutions to increase the effective conversion premium. See Note 6 “Debt” for more information.
Contemporaneously with the 2030 Notes offering, the Company repurchased $1,052.5 million aggregate principal amount of its 1.25% convertible senior notes due 2026 (the “2026 Notes”), using $931.4 million of the net proceeds of the 2030 Notes. See Note 6 “Debt” for more information.
In July 2025, the Company entered into a subscription agreement (the “2025 Subscription Agreement”) with SMB Holding Corporation (“SMB”), a subsidiary of Uber Technologies, Inc. (“Uber”), under which the Company agreed to issue and SMB agreed to purchase, in a private placement, the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. In September 2025, the Company and SMB entered into an amendment to the 2025 Subscription Agreement to reflect the adjustments made to the number of placement shares and purchase price per placement share therein due to the Reverse Stock Split (as defined below), and consummated the private placement of shares to SMB for aggregate net proceeds of $299.7 million. See Note 9 “Stockholders’ Equity” for more information.

Certain Significant Risks and Uncertainties
The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance EVs and advanced EV powertrain components, including battery pack systems, (iii) construction of the CBU portion of AMP-2 in Saudi Arabia, (iv) further construction of AMP-1 in Casa Grande, Arizona, (v) expansion of its retail studios and service center capabilities throughout North America and across the globe, (vi) building strategic partnerships to accelerate growth and expand into new innovative markets, and (vii) providing access to its technology to third parties. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; the need to further develop its sourcing, logistics, supply chain and manufacturing; and the need to hire additional management and other employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including our ability to access potential markets, and secure long-term financing on commercially reasonable terms.
The Company participates in dynamic high-technology industries. Changes in any of the following areas could have a material adverse impact on the Company’s future financial position, results of operations, and/or cash flows: changes in the overall demand for its products and services; advances and trends in new technologies; competitive pressures; acceptance of the Company’s products and services; litigation or claims against the Company based on intellectual property (including patents); supply chain and logistical challenges and uncertainties; uncertainties surrounding trade policies as well as domestic and foreign tariffs and export controls; political, regulatory, social, environmental and economic conditions or other factors; and the Company’s ability to attract and retain employees necessary to support its business operations.
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate changes or other central bank policy actions, bank closures and liquidity concerns at financial institutions, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. If any of the Company’s suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet the Company’s production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause the Company’s customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for the Company’s products may result in a decline in product sales, with a corresponding material adverse impact on the Company’s business, prospects, financial condition and results of operations. Given the Company’s premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on the Company compared to its competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls have caused, and may continue to cause, supply chain and logistical challenges and operational risks. In particular, the U.S. federal government recently enacted the law commonly referred to as the One Big, Beautiful Bill Act (“OBBBA”), which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.
On August 29, 2025, the Company effected a reverse stock split of its common stock at a ratio of one-for-ten (1:10) (the “Reverse Stock Split”) and a corresponding reduction of the authorized shares of common stock, as approved by the Company’s board of directors (the “Board of Directors”) and stockholders. The shares of the common stock began trading on a reverse split-adjusted basis at market open on September 2, 2025. Unless otherwise noted, the share, per share, and related information in this Quarterly Report on Form 10-Q reflects the effect of the Reverse Stock Split. The share and per share information of the Redeemable Convertible Preferred Stock remains unchanged, except for the information relating to the common stock underlying the Redeemable Convertible Preferred Stock.
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
Restricted cash is primarily related to cash reserved or letters of credit issued for certain lease arrangements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,635,120	$1,606,865
Restricted cash included in other current assets	4,000	14
Restricted cash included in other noncurrent assets	33,298	173
Total cash, cash equivalents, and restricted cash	$1,672,418	$1,607,052
Accounts Receivable, Net
Accounts receivable consists of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits, services, and regulatory credits. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded immaterial allowance for credit losses as of September 30, 2025 and December 31, 2024.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits; however, its deposits exceed federally insured limits. As of September 30, 2025 and December 31, 2024, accounts receivable from the EV purchase agreement with the Government of Saudi Arabia, a related party of the Public Investment Fund (“PIF”), which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 60.7% and 51.7% of the total accounts receivable balance, respectively. See Note 16 “Related Party Transactions” for more information.
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
Vehicle Sales without Residual Value Guarantee
Vehicle sales revenue is generated from the sale of EVs to customers. Vehicle sales without RVG totaled $97.5 million and $197.0 million during the three and nine months ended September 30, 2025, respectively, and $72.9 million and $222.3 million for the same periods in the prior year, respectively. There are two performance obligations identified in vehicle sale arrangements. These are the vehicle including an onboard advanced driver assistance system (“ADAS”), and the right to unspecified OTA software updates to be provided as and when available over the term of the basic vehicle warranty, which is generally four years. Payment is typically received at the time of delivery or shortly after delivery of the vehicle to the customer, except for vehicle sales under the EV Purchase Agreement. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer.
At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future product returns. Return rate estimates are based on historical experience and the sales return reserve balance was not material as of September 30, 2025 and December 31, 2024.

Vehicle Sales with Residual Value Guarantee
The Company provides an RVG to its commercial banking partners in connection with its vehicle leasing program. Vehicle sales with RVG totaled $183.6 million and $449.5 million during the three and nine months ended September 30, 2025, respectively, and $116.6 million and $307.5 million for the same periods in the prior year, respectively. Under the vehicle leasing program, the Company generally receives payment for the vehicle sales price at the time of delivery or shortly after the delivery. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations, including the vehicle, the right to unspecified OTA software updates and remarketing activities, in proportion to the standalone selling price of the Company’s performance obligations. Any fees or incentives that are paid or payable by the Company to commercial banking partners are recognized as a reduction to vehicle sales revenue. The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated RVG liability. The Company recorded $98.3 million and $58.0 million of RVG liabilities as of September 30, 2025 and December 31, 2024, respectively. As the Company accumulates more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that the Company could be required to make was $605.5 million and $401.1 million as of September 30, 2025 and December 31, 2024, respectively.
Vehicle Operating Lease Revenue
The Company accounts for sales of vehicles with repurchase obligations as operating leases. The Company sells vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed upon repurchase price. The Company records the difference between the proceeds received and the agreed upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets, and were not material as of September 30, 2025 and December 31, 2024. The operating lease revenue was not material for the three and nine months ended September 30, 2025 and 2024.
Sale and Leaseback Transactions
The Company enters into sale and leaseback transactions in which the Company transfers control of vehicles to rental companies and simultaneously leases them back as operating leases. The Company recognizes revenue related to the vehicles under the arrangement when the rental companies obtain control of the vehicles and separately recognize the leaseback obligations based on the present value of the future payments to the rental companies. The Company also records right-of-use assets which are amortized over the term of the leaseback. Operating lease expense is recognized on a straight-line basis over the term of the leaseback.
The Company recorded revenue from sale and leaseback transactions of $10.8 million and $55.7 million during the three and nine months ended September 30, 2025, respectively, and nil and $6.8 million for the same periods in the prior year, respectively. Operating lease expenses were not material.
Used Vehicle Sales
Used vehicle sales revenue is generated from the sale of used Lucid vehicles. The revenue from sales of used Lucid vehicles was not material for the three and nine months ended September 30, 2025 and 2024.
Vehicle Sales Deferred Revenue
As of September 30, 2025 and December 31, 2024, the Company recorded $74.8 million and $53.3 million of total deferred revenue from all vehicle sales primarily related to OTA and remarketing activities for vehicle sales, respectively. The Company recorded $27.1 million and $18.5 million of the total deferred revenue within other current liabilities and the remaining $47.7 million and $34.8 million within other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. Revenue recognized that was included in the deferred revenue at the beginning of the period was not material during the three and nine months ended September 30, 2025 and 2024.

Other
Other consists primarily of revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits, and sales of non-Lucid vehicles acquired as part of the trade-in program. The Company generates regulatory credits revenue from the sale of tradable credits the Company earns under various regulations. This includes credits related to zero emission vehicles and greenhouse gas, and the Corporate Average Fuel Economy credits. Regulatory credit revenue totaled $11.6 million and $61.8 million during the three and nine months ended September 30, 2025, respectively, and $3.8 million and $21.3 million for the same periods in the prior year, respectively. The revenue from sales of non-Lucid vehicles was not material for the three and nine months ended September 30, 2025 and 2024.
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
Except for the policies described above, there have been no significant changes to accounting policies during the three and nine months ended September 30, 2025.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU requires the Company to start capitalizing eligible software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The ASU does not change the types of costs eligible for capitalization. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective, retrospective or modified transition approach. The Company is evaluating the impact of this amendment to the financial statements.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.
NOTE 3 - RESTRUCTURING
On May 24, 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2024 Restructuring Plan during the first quarter of 2025. During the three and nine months ended September 30, 2024, the Company recorded restructuring charges of $0.1 million and $20.3 million, respectively.
On March 28, 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to reduce operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2023 Restructuring Plan during the first quarter of 2024.
A summary of restructuring liabilities associated with the restructuring plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring liabilities - beginning of period	$—	$17,567	$267	$54
Restructuring charges excluding non-cash items(1)	—	76	—	21,784
Cash payments	—	(16,405)	(267)	(20,600)
Restructuring liabilities - end of period	$—	$1,238	$—	$1,238
(1) Excluded non-cash items of $1.5 million for the nine months ended September 30, 2024 related to the 2024 Restructuring Plan, which was net of accelerated stock-based compensation expense of $3.2 million and a reversal of $4.7 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of September 30, 2025 and December 31, 2024, the restructuring liabilities associated with the 2024 Restructuring Plan were nil and immaterial, respectively.

NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$508,870	$160,532
Work in progress	239,084	36,628
Finished goods	233,108	210,614
Total Inventory	$981,062	$407,774
Inventory as of September 30, 2025 and December 31, 2024 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and used vehicles which the Company intends to sell. The Company recorded write-downs of $192.1 million and $528.5 million for the three and nine months ended September 30, 2025, respectively, and $154.9 million and $446.9 million for the same periods in the prior year, respectively, to reduce its inventories to its net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments (“LCNRV”). While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact the Company’s financial results.
Property, plant and equipment, net
Property, plant and equipment, net as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30, 2025	December 31, 2024
Land and land improvements	$70,967	$70,967
Building and improvements(1)	1,088,212	1,075,349
Machinery, tooling and vehicles(2)(3)	2,276,268	1,720,517
Computer equipment and software	131,435	105,012
Leasehold improvements	288,033	268,091
Furniture and fixtures	56,018	51,238
Finance leases	189,918	86,852
Construction in progress	762,474	672,534
Total Property, plant and equipment	4,863,325	4,050,560
Less accumulated depreciation and amortization	(1,111,260)	(787,948)
Property, plant and equipment, net	$3,752,065	$3,262,612
(1) As of September 30, 2025 and December 31, 2024, $127.5 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance. See Note 16 “Related Party Transactions” for more information.
(2) Included $47.2 million and $39.5 million of service loaner vehicles as of September 30, 2025 and December 31, 2024, respectively.
(3) Included $38.9 million and $34.7 million of operating lease vehicles sold to rental companies as of September 30, 2025 and December 31, 2024, respectively.

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

	September 30, 2025	December 31, 2024
Machinery and tooling	$349,006	$561,858
Construction of AMP-1 and AMP-2(1)	356,528	78,254
Leasehold improvements and other	56,940	32,422
Total construction in progress	$762,474	$672,534
(1) As of September 30, 2025 and December 31, 2024, $67.3 million of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance. See Note 16 “Related Party Transactions” for more information.
Depreciation and amortization expense was $120.1 million and $329.1 million for the three and nine months ended September 30, 2025, respectively, and $69.5 million and $204.5 million for the same periods in the prior year, respectively. The amount of interest capitalized on construction in progress related to significant capital asset constructions was not material for the three and nine months ended September 30, 2025 and 2024.
Other current liabilities
Other current liabilities as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Engineering, design, and testing accrual	$49,902	$53,666
Capital expenditures accrual	186,978	39,043
Accrued compensation	142,698	201,880
Accrued purchases(1)	157,903	31,318
Retail leasehold improvements accrual	7,070	3,589
Third-party services accrual	58,623	26,353
Tooling liability	70,437	110,249
Short-term borrowings	313,317	126,417
Operating lease liabilities, current portion	55,614	35,596
Reserve for loss on firm inventory purchase commitments	155,097	119,672
Accrued warranty	48,157	36,752
Accrued interest	35,206	4,049
Deferred revenue(2)	27,110	18,473
Sales incentive accrual	25,818	18,336
RVG liabilities	46,127	17,755
Common stock warrant liability	887	—
Other current liabilities	249,378	181,523
Total other current liabilities	$1,630,322	$1,024,671
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
(2) Represent deferred revenue from vehicle sales primarily related to OTA and remarketing activities.

Other long-term liabilities
Other long-term liabilities as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease liabilities, net of current portion	$220,718	$229,835
Other long-term liabilities(1)(2)	351,373	362,479
Total other long-term liabilities	$572,091	$592,314
(1) As of September 30, 2025 and December 31, 2024, $114.8 million and $112.7 million of deferred revenue was recorded within other long-term liabilities in the condensed consolidated balance sheets, respectively, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 16 “Related Party Transactions” for more information.
(2) Included accrued warranty balance of $85.7 million and $75.7 million as of September 30, 2025 and December 31, 2024, respectively.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accrued warranty - beginning of period(2)	$124,391	$78,496	$112,478	$46,076
Warranty costs incurred	(7,990)	(10,204)	(23,349)	(46,090)
Provision for warranty(1)	17,478	10,570	44,750	78,876
Accrued warranty - end of period(2)	$133,879	$78,862	$133,879	$78,862

(1) Provision for warranty for the three and nine months ended September 30, 2025 and 2024 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties. During the three and nine months ended September 30, 2024, the Company recorded nil and $41.5 million provision associated with a special warranty campaign, respectively.
(2) Accrued warranty balance of $48.2 million and $36.8 million was recorded within other current liabilities, and $85.7 million and $75.7 million was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
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

The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$740,591	$—	$—	$740,591	$740,591	$—	$—
Level 1:
Money market funds	821,245	—	—	821,245	821,245	—	—
U.S. Treasury securities	806,094	3,865	(7)	809,952	66,885	475,780	267,287
Subtotal	1,627,339	3,865	(7)	1,631,197	888,130	475,780	267,287
Level 2:
Time deposits(1)	110,000	—	—	110,000	—	110,000	—
Commercial paper	6,400	—	(1)	6,399	6,399	—	—
Corporate debt securities	501,377	3,712	(1)	505,088	—	116,126	388,962
Subtotal	617,777	3,712	(2)	621,487	6,399	226,126	388,962
Total	$2,985,707	$7,577	$(9)	$2,993,275	$1,635,120	$701,906	$656,249
(1) Included $50.0 million of time deposits with GIB in short-term investments. GIB is a related party of the PIF, which is an affiliate of Ayar. See Note 16 “Related Party Transactions” for more information.

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
During the three and nine months ended September 30, 2025 and 2024, there were immaterial gross realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $17.4 million and $19.6 million as of September 30, 2025 and December 31, 2024, respectively, and was recorded in other current assets on its condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	September 30, 2025
	Amortized cost	Estimated Fair Value
Within one year	$700,244	$701,906
After one year through three years	650,341	656,249
Total	$1,350,585	$1,358,155
On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded fair values of $31.4 million and $37.8 million within investments in equity securities of a related party in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. The Company recognized an unrealized gain of $0.9 million and an unrealized loss of $8.6 million during the three and nine months ended September 30, 2025, respectively, and unrealized losses of $8.8 million and $38.2 million for the same periods in the prior year, respectively, in change of fair value of equity securities of a related party in the condensed consolidated statement of operations and comprehensive loss. The Company also recognized an unrealized foreign currency loss of $0.6 million and an unrealized foreign currency gain of $2.2 million during the three and nine months ended September 30, 2025, respectively, and unrealized foreign currency gains of $3.0 million and $2.4 million for the same periods in the prior year, respectively, related to these equity securities in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. See Note 16 “Related Party Transactions” for more information.
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
The following table presents a reconciliation of the common stock warrant liability measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value-beginning of period	$1,331	$19,071	$19,514	$53,664
Change in fair value	(444)	13,748	(18,627)	(20,845)
Fair value-end of period	$887	$32,819	$887	$32,819
The following table presents a reconciliation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability
Fair value-beginning of period	$155,200	$91,050	$394,100	$—	$408,800	$230,625	$—	$—
Issuance	—	—	—	297,675	—	—	497,100	297,675
Change in fair value	29,100	7,275	191,200	49,050	(224,500)	(132,300)	88,200	49,050
Fair value-end of period	$184,300	$98,325	$585,300	$346,725	$184,300	$98,325	$585,300	$346,725

NOTE 6 – DEBT
Long-term Debt
The Company accounted for the issuances of the 2026 Notes and the 2030 Notes as single liabilities measured at its respective amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The fair value of the Convertible Senior Notes was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The following table sets forth a summary of the 2026 Notes and the 2030 Notes as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$960.0	$(3.0)	$957.0	$895.2
2030 Notes	1,100.0	(16.6)	1,083.4	1,040.8
Total long-term debt	$2,060.0	$(19.6)	$2,040.4	$1,936.0

	December 31, 2024
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$2,012.5	$(10.3)	$2,002.2	$1,579.8
The effective interest rate for the 2026 Notes and the 2030 Notes is 1.5% and 5.4%, respectively. The components of interest expense related to the 2026 Notes and the 2030 Notes were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest	$16.8	$6.4	$39.0	$19.0
Amortization of debt discounts and debt issuance costs	1.5	1.3	4.2	3.8
Interest expense	$18.3	$7.7	$43.2	$22.8
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
The 2030 Notes are unsecured obligations which bear regular interest at 5.00% per annum and are payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. The 2030 Notes will mature on April 1, 2030, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2030 Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 33.3333 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $30.00 per share of the Company’s common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. The Company may redeem for cash all or any portion of the 2030 Notes, at the Company’s option, on or after April 6, 2028 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders may require the Company to repurchase the 2030 Notes upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.

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
The 2030 Notes were not eligible for conversion as of September 30, 2025. No sinking fund is provided for the 2030 Notes, which means that the Company is not required to redeem or retire them periodically. As of September 30, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2030 Notes.
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
The Company expects the Capped Call Transactions generally would reduce the potential dilution to the Company’s common stock upon conversion of the notes and/or offset any cash payments that the Company could be required to make in excess of the principal amount of any converted notes, as the case may be, in the event that the market price per share of Lucid’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions. The initial strike price of the Capped Call Transactions corresponds to the initial conversion price of the 2030 Notes, or approximately $30.00 per share of the Company’s common stock. The initial cap price of the Capped Call Transactions was $48.00 per share of the Company’s common stock and is subject to customary anti-dilution adjustments.
The Capped Call Transactions were separate transactions, entered into by the Company with certain financial institutions, and were not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Transactions. The Company recorded the Capped Call Transactions as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025, with no remeasurement in subsequent periods as they meet the conditions for equity classification.
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
The Company is not a party to the prepaid forward transaction. In connection with Ayar agreeing to enter into and fund the prepaid forward transaction, the Company has agreed to pay a periodic cash fee to Ayar, which shall initially accrue at a rate of 0.5% per annum on the amount of prepaid forward transaction and be recalculated to reflect any early settlement of the prepaid forward transaction. The periodic fee incurred associated with the prepaid forward transaction was not material for the three and nine months ended September 30, 2025.

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
The 2026 Notes are unsecured obligations which bear regular interest at 1.25% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 1.8255 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $547.80 per share of the Company’s common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. The Company may redeem for cash all or any portion of the 2026 Notes, at the Company’s option, on or after December 20, 2024 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders may require the Company to repurchase the 2026 Notes upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.
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
In April 2025, contemporaneously with the 2030 Notes offering, the Company repurchased $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. The repurchases of the 2026 Notes were accounted for as a debt extinguishment. The difference between the consideration paid to repurchase a portion of the 2026 Notes principal amount and the then carrying value of the 2026 Notes resulted in a gain of $116.4 million, and was recorded within gain on extinguishment of debt in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2025. Following the redemption, the Company’s outstanding principal balance of the 2026 Notes was $960.0 million.
The 2026 Notes were not eligible for conversion as of September 30, 2025 and December 31, 2024. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of September 30, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the indentures governing the 2026 Notes.

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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of September 30, 2025 and December 31, 2024, no amount was outstanding under the SIDF Loan Agreement.
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
The commitment fees for the three and nine months ended September 30, 2025 and 2024 were not material. The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of September 30, 2025 and December 31, 2024, the Company had outstanding borrowings of SAR 1,175.0 million (approximately $313.3 million) and SAR 475.0 million (approximately $126.4 million), respectively. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.80% and 7.04% as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, availability under the GIB credit facility was SAR 723.5 million (approximately $192.9 million) and SAR 523.2 million (approximately $139.2 million), respectively, after giving effect to the outstanding letters of credit. The Company recorded interest expense of SAR 18.7 million (approximately $5.0 million) and SAR 41.6 million (approximately $11.1 million) during the three and nine months ended September 30, 2025, respectively, and SAR 4.1 million (approximately $1.1 million) and SAR 14.2 million (approximately $3.8 million) for the same periods in the prior year, respectively. As of September 30, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the GIB credit facility.

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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of September 30, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $102.3 million and $56.9 million as of September 30, 2025 and December 31, 2024, respectively. Availability under the ABL Credit Facility was $471.1 million (including $197.3 million cash and cash equivalents) and $354.9 million (including $191.1 million cash and cash equivalents) as of September 30, 2025 and December 31, 2024, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheets and amortized over the facility term using the straight-line method. Commitment fee and amortization of the deferred issuance costs were $0.9 million and $2.7 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $2.8 million for the same periods in the prior year, respectively.
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
The DDTL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of September 30, 2025 and December 31, 2024, the Company was in compliance with applicable covenants under the DDTL Credit Facility.
As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the DDTL Credit Facility. The Company incurred issuance costs of $6.2 million to obtain the DDTL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheet and amortized over the facility term using the straight-line method. Commitment fee and amortization of the deferred issuance costs were $1.3 million and $3.8 million for the three and nine months ended September 30, 2025, respectively, and were not material for the same periods in the prior year.
NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the merger, the Company effectively issued 44,350,000 Private Placement Warrants. Following the Reverse Stock Split, every ten Private Placement Warrants may be exercised to purchase one share of the Company’s common stock for an aggregate exercise price of $115.00. The Private Placement Warrants were initially recorded as long-term liabilities in the condensed consolidated balance sheets at a fair value of $812.0 million, and were remeasured to a fair value of $19.5 million as of December 31, 2024. The Private Placement Warrants remained unexercised and were remeasured to a fair value of $0.9 million, which was recorded within other current liabilities as of September 30, 2025. The Company recognized gains of $0.4 million and $18.6 million for the three and nine months ended September 30, 2025, respectively, and a loss of $13.7 million and a gain of $20.8 million for the same periods in the prior year, respectively, in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the Private Placement Warrants that are not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and was as follows:

	September 30, 2025	December 31, 2024
Fair value of Private Placement Warrants per share of common stock	$0.20	$4.38
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

	September 30, 2025	December 31, 2024
Volatility	80.0%	95.0%
Expected term (in years)	0.8	1.6
Risk-free rate	3.7%	4.2%
Dividend yield	—%	—%
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
Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Redeemable Convertible Preferred Stock if all shares of the Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of September 30, 2025 and December 31, 2024, the liquidation preference of the Series A Redeemable Convertible Preferred Stock was $1,294.2 million and $1,138.8 million, respectively. As of September 30, 2025 and December 31, 2024, the liquidation preference of the Series B Redeemable Convertible Preferred Stock was $909.1 million and $800.4 million, respectively.

Voting Rights: Each Holder is entitled to the number of votes equal to the number of whole shares of common stock into which the aggregate shares of the Redeemable Convertible Preferred Stock held by such Holder are convertible on the record date for determining stockholders entitled to vote on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders and on which matter holders of the common stock shall be entitled to vote. Holders are entitled to notice of any meeting of stockholders and, except as otherwise provided in the Certificate of Designations or otherwise required by law, to vote together as a single class with the holders of the common stock and any other class or series of stock entitled to vote thereon. The voting power of Holders is subject to a voting cap per share equal to the quotient of the $10,000 Initial Value and the minimum price ($27.70 for the Series A Redeemable Convertible Preferred Stock and $31.20 for the Series B Redeemable Convertible Preferred Stock).
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
Conversion: Each share of the Redeemable Convertible Preferred Stock is convertible, at the option of the respective Holder, from time-to-time after the initial issue date, and without the payment of additional consideration by the Holder, (a) at any time that the closing price per share of the common stock on the trading day immediately preceding the date on which the Holder delivers the relevant notice of conversion is at least $55.00 (subject to certain adjustments), unless the Company otherwise consents to such conversion in its sole discretion, or (b) in all events during certain specified periods relating to a fundamental change or optional redemption by the Company, into such number of fully paid and non-assessable shares of common stock as is determined by dividing (i) the applicable Accrued Value as of the conversion date by (ii) the applicable conversion price in effect as of such conversion date, which shall initially be $35.9520 for the Series A Redeemable Convertible Preferred Stock and $43.7990 for the Series B Redeemable Convertible Preferred Stock, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events (the “Conversion Price”).
Mandatory Conversion: On or after the third anniversary of the initial issue date, if at any time (i) the daily VWAP of the common stock has been at least 200% of the Conversion Price for at least twenty (20) trading days (whether or not consecutive) during any thirty (30) consecutive trading days (including the last day of such period) and (ii) certain common stock liquidity conditions are satisfied, the Company will have the right, exercisable at its election within fifteen (15) business days following completion of the applicable thirty (30) trading day period, to cause all or any portion of the Redeemable Convertible Preferred Stock to convert into a number of fully paid and non-assessable shares of common stock, as determined by dividing (i) the applicable Accrued Value as of the conversion date by (ii) the Conversion Price in effect as of such conversion date. The Company will be required to pay an additional amount per share of the Redeemable Convertible Preferred Stock payable in cash, shares of common stock valued based on a five-day average daily VWAP or a combination thereof in respect of such conversion equal to the greater of (x) the difference between (i) the Minimum Consideration and (ii) the value of the shares of common stock delivered upon mandatory conversion thereof and (y) zero.
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
The Company accretes the Redeemable Convertible Preferred Stock to its redemption value, which is greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period. The Company recorded accretion of $25.3 million and $379.9 million related to the Series A Redeemable Convertible Preferred Stock during the three and nine months ended September 30, 2025, respectively, and net negative accretion of $59.4 million and accretion of $91.3 million for the same periods in the prior year, respectively. The Company recorded accretion of $30.8 million and $241.0 million related to the Series B Redeemable Convertible Preferred Stock during the three and nine months ended September 30, 2025, respectively, and $16.6 million for the same periods in the prior year. Accretion of the Redeemable Convertible Preferred Stock was reflected as adjustments to additional paid-in capital in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The carrying value of the Series A Redeemable Convertible Preferred Stock was $1,109.9 million and $730.0 million as of September 30, 2025 and December 31, 2024, respectively. The carrying value of the Series B Redeemable Convertible Preferred Stock was $810.8 million and $569.8 million as of September 30, 2025 and December 31, 2024, respectively.
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
As of September 30, 2025 and December 31, 2024, the Company remeasured the derivative liabilities for the Redeemable Convertible Preferred Stock to fair value of $282.6 million and $639.4 million, comprising of $184.3 million and $408.8 million related to Series A Redeemable Convertible Preferred Stock and $98.3 million and $230.6 million related to Series B Redeemable Convertible Preferred Stock, respectively. The Company recognized a loss of $36.4 million and a gain of $356.8 million for the three and nine months ended September 30, 2025, and losses of $240.3 million and $137.3 million for the same periods in the prior year, respectively, in change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss.
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

The level 3 fair value inputs used in the valuation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock were as follows:

	September 30, 2025		December 31, 2024
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability
Volatility	40.0%	40.0%	40.0%	40.0%
Credit spread	20.3%	20.3%	17.9%	17.9%
Stock price	$23.79	$23.79	$30.20	$30.20
Term (in years)	3.5	3.9	4.2	4.6
Risk-free rate	3.6%	3.6%	4.3%	4.4%

NOTE 9 – STOCKHOLDERS’ EQUITY
Common Stock
On July 16, 2025, the Company entered into a Vehicle Production Agreement (“VPA”) with Uber and the 2025 Subscription Agreement with SMB, a subsidiary of Uber. Under the VPA, Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 (the “Minimum Quantity Guarantee”) Lucid Gravity vehicles that have been modified to include certain autonomous driving hardware and other features (the “Lucid Gravity Plus vehicles”). Under the 2025 Subscription Agreement, the Company agreed to issue and SMB agreed to purchase, in a private placement, the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. In September 2025, the Company and SMB entered into an amendment to the 2025 Subscription Agreement to reflect the adjustments made to the number of placement shares and purchase price per placement share therein due to the Reverse Stock Split. The Company also consummated the private placement of shares to SMB and issued 13,715,121 shares for aggregate net proceeds of $299.7 million after deducting issuance costs of $0.3 million in September 2025.
The shares of common stock sold to SMB pursuant to the 2025 Subscription Agreement were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended. SMB may not transfer the shares of common stock acquired under the 2025 Subscription Agreement for a period of 18-months after the closing of the private placement.
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 85,782 shares of its common stock, including 71,274 shares from certain employees and 14,508 shares from board of directors of the Company’s predecessor, Atieva, Inc. at $241.50 per share. No common stock was repurchased during the three and nine months ended September 30, 2025 and 2024.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of September 30, 2025 was as follows:

September 30, 2025
Private Placement Warrants to purchase common stock	4,435,000
Stock options outstanding	2,126,834
Restricted stock units outstanding	20,624,906
Shares available for future grants under equity plans	5,909,162
If-converted common shares from 2026 Notes	1,752,540
If-converted common shares from 2030 Notes	36,666,630
If-converted common shares from Series A redeemable convertible preferred stock	31,810,851
If-converted common shares from Series B redeemable convertible preferred stock	18,932,860
Total shares of common stock reserved	122,258,783
NOTE 10 – STOCK-BASED AWARDS

Stock Options
A summary of stock option activity for the nine months ended September 30, 2025 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2024	2,689,410	$18.37	4.4	$48,886
Options exercised	(510,547)	6.18
Options canceled	(52,029)	71.58
Balance as of September 30, 2025	2,126,834	$19.94	4.23	$24,802
Options vested and exercisable as of September 30, 2025	1,989,226	$16.50	4.17	$24,802
As of September 30, 2025, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $4.3 million, and is expected to be recognized over a weighted-average period of 1.8 years.

RSUs
A summary of RSUs activity for the nine months ended September 30, 2025 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2024	8,796,901	1,599,646	10,396,547	$48.29
Granted	16,109,131	2,149,717	18,258,848	$26.51
Vested	(6,140,078)	(622,449)	(6,762,527)	$46.66
Cancelled/Forfeited	(1,175,057)	(92,905)	(1,267,962)	$37.74
Balance as of September 30, 2025	17,590,897	3,034,009	20,624,906	$30.29
As of September 30, 2025, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $480.8 million, which is expected to be recognized over a weighted-average period of 2.1 years.
In 2021, the Company granted performance-based RSUs to the former CEO and they were subject to performance and market conditions. The performance condition was satisfied upon the closing of the merger. The Company recognized compensation expense using a graded vesting attribution method over the derived service period for the former CEO’s performance-based awards. Stock-based compensation expense was recognized when the relevant performance condition was considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the performance-based awards of the former CEO for four of the five tranches and certified by the Board of Directors, representing an aggregate of 1,393,428 performance RSUs. The unamortized expense of $8.2 million as of December 31, 2022 for the fifth tranche, representing 209,014 RSUs, was fully recognized during the year ended December 31, 2023.
The Company granted 1,383,475 shares of the time-based RSUs to the former CEO that would vest in sixteen equal quarterly installments, beginning on December 5, 2021, and were subject to continuous employment. The Company recognized compensation expense for these time-based RSUs on a graded vesting schedule over the requisite vesting period. The Company withheld approximately 47,714 shares and 143,138 shares of common stock for the three and nine months ended September 30, 2025, respectively, and 47,626 shares and 142,948 shares for the same periods in the prior year, respectively, by net settlement to meet the related tax withholding requirements related to the former CEO’s time-based RSUs. In February 2025, the Company announced the former CEO’s resignation and transition. In connection with this transition, the Company recorded a reversal of $41.6 million related to previously recognized stock-based compensation expenses for his unvested time-based RSUs, resulted from modification accounting. As of September 30, 2025, there were no unrecognized stock-based compensation expenses related to the time-based RSUs.
The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and/or individual performance and (ii) a service condition which will be met generally over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and/or individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. The Company recorded stock-based compensation expenses of $10.9 million and $23.3 million during the three and nine months ended September 30, 2025, respectively, and $6.2 million and $14.2 million for the same periods in the prior year, respectively, related to these performance-based RSUs. As of September 30, 2025, the unamortized expense for the performance-based RSUs was $44.6 million, which will be recognized over a weighted-average period of 1.2 years primarily contingent upon realization of the corporate performance conditions.
ESPP
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of September 30, 2025, unrecognized stock-based compensation cost related to the ESPP was $18.9 million which is expected to be recognized over a weighted-average period of 1.3 years.

Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$890	$1,145	$2,594	$2,956
Research and development	70,342	53,663	139,358	124,722
Selling, general and administrative	43,823	33,286	56,937	82,605
Restructuring charges	—	—	—	(1,480)
Total	$115,055	$88,094	$198,889	$208,803
The Company capitalized stock-based compensation expenses of $16.5 million and $34.8 million for the three and nine months ended September 30, 2025, respectively, and $14.6 million and $34.0 million for the same periods in the prior year, respectively, primarily as part of the cost of inventory.
NOTE 11 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of September 30, 2025 and December 31, 2024, assets associated with the finance lease were $79.3 million. As of September 30, 2025 and December 31, 2024, liabilities associated with the finance lease were $78.2 million and $80.0 million, respectively.
Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other current liabilities in the condensed consolidated balance sheet as of September 30, 2025 and within other long-term liabilities in the condensed consolidated sheet as of December 31, 2024.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Operating leases:
Right-of-use assets	$227,995	$211,886

Other current liabilities	$55,614	$35,596
Other long-term liabilities	220,718	229,835
Total operating lease liabilities	$276,332	$265,431

Finance leases:
Property, plant and equipment, net(1)	$182,873	$82,823
Total finance lease assets	$182,873	$82,823

Finance lease liabilities, current portion	$81,633	$6,788
Finance lease liabilities, net of current portion	101,886	76,096
Total finance lease liabilities(1)	$183,519	$82,884
(1) As of September 30, 2025, the Company recorded $96.7 million of finance lease assets and $99.0 million of finance lease liabilities related to certain facility leases assumed in connection with the assets acquisition from Nikola Corporation.
The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense:
Operating lease expense(1)	$20,957	$15,680	$56,655	$46,109
Variable lease expense	$451	$522	$1,628	$1,432

Finance lease expense:
Amortization of leased assets	$2,232	$669	$4,526	$2,496
Interest on lease liabilities	3,208	1,161	7,143	3,495
Total finance lease expense	$5,440	$1,830	$11,669	$5,991
Total lease expense	$26,848	$18,032	$69,952	$53,532
(1) Excluded short-term leases, which were not material.
Other information related to leases where the Company is the lessee was as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	5.5	6.2
Finance leases	10.4	1.6

Weighted-average discount rate:
Operating leases	11.56%	11.87%
Finance leases	7.29%	5.73%

As of September 30, 2025, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2025 (remainder of the year)	$18,456	$2,864
2026	84,929	92,977
2027	62,978	10,677
2028	58,417	9,036
2029	51,829	8,577
Thereafter	104,126	188,406
Total minimum lease payments	380,735	312,537
Less: Interest	(104,403)	(129,018)
Present value of lease obligations	276,332	183,519
Less: Current portion	(55,614)	(81,633)
Long-term portion of lease obligations	$220,718	$101,886
As of September 30, 2025, the Company entered into additional leases for facilities that have not yet commenced with undiscounted future lease payments of $27.1 million. The leases are expected to commence in 2026.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of September 30, 2025 and December 31, 2024, the Company had $1.1 billion and $1.0 billion in commitments related to AMP-1 and AMP-2 plant and equipment, respectively. These commitments represent future expected payments on open purchase orders entered into as of September 30, 2025 and December 31, 2024.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. As of September 30, 2025, pursuant to the terms of agreements the Company entered into in connection with the supply of lithium-ion battery cells, the Company had remaining minimum purchase commitments of an aggregate of approximately $2.50 billion, calculated using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. The estimated future payments having a remaining term in excess of one year as of September 30, 2025 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2025 (remainder of the year)	$31,136
2026	299,574
2027	389,154
2028	460,056
2029	452,910
Thereafter	926,682
Total	$2,559,512
Legal Matters
From time-to-time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.

On April 1, 2022, and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws in the United States District Court for the Northern District of California against Lucid Group, Inc. and certain officers of the Company relating to alleged statements, updated projections and guidance provided from late 2021 to early 2022. The two matters were consolidated as In re Lucid Group, Inc. Securities Litigation. The consolidated complaint named Lucid Group, Inc. and the Company’s former chief executive officer and former chief financial officer as defendants, and generally alleged that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021, and August 3, 2022. Defendants filed a motion to dismiss on February 23, 2023. On August 8, 2024, the Court granted in part and denied in part the motion to dismiss. On September 20, 2024, Plaintiffs filed an amended consolidated complaint, which named the Company and its former chief executive officer as defendants. Defendants filed a motion to dismiss the Amended Consolidated Complaint, in part, on December 6, 2024. On May 22, 2025, the court issued a ruling granting in part and denying in part the defendants’ motion to dismiss. On July 10, 2025, the court issued a Case Management Scheduling Order. On July 25, 2025, Defendants filed an Answer to Plaintiffs’ Amended Compliant.
Nine purported shareholders have filed derivative cases in various courts putatively on behalf of the Company against certain of the Company’s current and former directors based on allegations similar to those in the In re Lucid Group, Inc. Securities Litigation action. These cases raise claims such as a breach of fiduciary duty, unjust enrichment, waste of corporate assets, and aiding and abetting a breach of fiduciary duty. On July 11, 2022, a derivative case raising such claims was filed in the Superior Court of California, Alameda County, and is currently stayed. Between September 2024 and December 2024, three other derivative lawsuits were filed in the Delaware Court of Chancery raising similar claims. Two were consolidated into a single action. On January 29, 2025, February 7, 2025 and August 6, 2025, three other derivative lawsuits were filed in the Northern District of California also raising similar claims. The court has granted the parties stipulation to consolidate and stay the cases. Between February 28, 2025, and March 7, 2025, two other derivative lawsuits raising similar claims were also filed in the United States District Court for the District of Delaware. They were consolidated into a single action and are currently stayed.
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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $127.6 million and $72.6 million as of September 30, 2025 and December 31, 2024, respectively, for which no liabilities are recorded in the condensed consolidated balance sheets.

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
The Company’s effective tax rate was 0.0% and 0.2% for the three and nine months ended September 30, 2025, respectively, and 0.0% for the same periods in the prior year, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
On July 4, 2025, the OBBBA was signed into law, introducing significant changes to the U.S. federal income tax code. The OBBBA included provisions that allow for the immediate expensing of domestic research and development expenses and certain capital expenditures, as well as other changes related to the U.S. taxation of profits derived from foreign operations. Due to the Company’s full valuation allowance on its U.S. deferred tax assets, the related tax impact of the legislation is expected to be immaterial.
NOTE 14 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(978,428)	$(992,475)	$(1,884,031)	$(2,316,724)
Accretion of redeemable convertible preferred stock (related party)	(56,121)	42,838	(620,869)	(107,924)
Net loss attributable to common stockholders, basic	(1,034,549)	(949,637)	(2,504,900)	(2,424,648)
Interest expense on 2026 Notes	—	—	4,283	—
Gain on extinguishment of debt	—	—	(116,360)	—
Net loss attributable to common stockholders, diluted	$(1,034,549)	$(949,637)	$(2,616,977)	$(2,424,648)

Weighted-average shares outstanding, basic	312,166,297	232,397,154	307,177,163	231,224,933
Dilutive effect of 2026 Notes, using if-converted method	—	—	682,652	—
Weighted-average shares outstanding, diluted	312,166,297	232,397,154	307,859,815	231,224,933

Net loss per share:
Basic	$(3.31)	$(4.09)	$(8.15)	$(10.49)
Diluted	$(3.31)	$(4.09)	$(8.50)	$(10.49)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30,
Excluded Securities	2025	2024
Private Placement Warrants to purchase common stock	4,435,000	4,435,000
Options outstanding to purchase common stock	2,126,834	2,884,524
RSUs outstanding	17,821,698	10,150,138
Employee stock purchase plan	2,063,879	1,683,198
If-converted common shares from 2026 Notes	1,752,540	3,673,819
If-converted common shares from 2030 Notes	36,666,630	—
If-converted common shares from Series A redeemable convertible preferred stock	31,810,851	29,101,945
If-converted common shares from Series B redeemable convertible preferred stock	18,932,860	17,320,601
Total	115,610,292	69,249,225

The Capped Call Transactions were also excluded from the computation of diluted net loss per share as they would be anti-dilutive. The 2,803,208 and 1,467,305 shares of common stock equivalents subject to RSUs were excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market or corporate and individual performance conditions have not been satisfied as of September 30, 2025 and 2024, respectively.
NOTE 15 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material for the three and nine months ended September 30, 2025 and 2024.
NOTE 16 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of the PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in 2047. The right-of-use asset related to this lease was $4.0 million and $4.2 million as of September 30, 2025 and December 31, 2024, respectively. The lease liability was $6.4 million and $6.1 million as of September 30, 2025 and December 31, 2024, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three and nine months ended September 30, 2025 and 2024 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of the PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in 2029. The right-of-use asset related to this lease was $1.8 million and $2.0 million as of September 30, 2025 and December 31, 2024, respectively. The lease liability was $2.3 million and $2.4 million as of September 30, 2025 and December 31, 2024, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and primarily in other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three and nine months ended September 30, 2025 and 2024 was immaterial.
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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, the Company recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. During the three and nine months ended September 30, 2025, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.

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
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of the PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred to date under these agreements were SAR 1,708.5 million (approximately $455.6 million) and SAR 865.2 million (approximately $230.3 million) as of September 30, 2025 and December 31, 2024, respectively. Amounts due to Al Bawani under these agreements was SAR 244.1 million (approximately $65.1 million) as of September 30, 2025 and was recorded within other current liabilities in the condensed consolidated balance sheet. Net advance payments made to Al Bawani under these agreements was SAR 129.6 million (approximately $34.5 million) as of December 31, 2024, and was recorded within other current assets in the condensed consolidated balance sheet.
Subscription Agreements
In May 2023, the Company entered into the 2023 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 26,569,370 shares of common stock at a price per share of $68.30 in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company issued the shares to Ayar pursuant to the 2023 Subscription Agreement and received aggregate net proceeds of $1.8 billion after deducting issuance costs of $2.0 million.
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
In October 2024, the Company entered into the 2024 Subscription Agreement, pursuant to which Ayar agreed to purchase from the Company 37,471,793 shares of common stock in a private placement. In addition, Ayar agreed to purchase an additional 2,147,045 shares of common stock. As of October 31, 2024, the Company consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement, at a price per share of $25.91, for aggregate net proceeds of $1,025.7 million after deducting issuance costs of $0.8 million.
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
Human Resources Development Fund (“HRDF”) Joint Cooperation Agreements
In March 2023 and July 2025, Lucid LLC entered into joint cooperation agreements with HRDF, a related party of the PIF, which is an affiliate of Ayar. Pursuant to the agreements, Lucid LLC will train and develop local personnel in Saudi Arabia, and HRDF agreed to reimburse the Company training related costs in aggregate maximum amounts of SAR 29.3 million (approximately $7.8 million) and SAR 24.7 million (approximately $6.6 million), respectively.

The Company received payments of SAR 10.9 million (approximately $2.9 million) in cash during the year ended December 31, 2024, and SAR 1.2 million (approximately $0.3 million) and SAR 8.2 million (approximately $2.2 million) in cash during the three and nine months ended September 30, 2025, respectively. The deferred liability balance was nil as of September 30, 2025 and December 31, 2024, and the Company recorded the deferred liability balance as a deduction to operating expenses in the condensed consolidated statement of operations and comprehensive loss. The deduction recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss was not material for the three and nine months ended September 30, 2025 and 2024.
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
The Company recognized net vehicle sales amount of SAR 128.4 million (approximately $34.3 million) and SAR 261.0 million (approximately $69.6 million) during the three and nine months ended September 30, 2025, respectively, and SAR 171.0 million (approximately $45.6 million) and SAR 500.5 million (approximately $133.4 million) during the same periods in the prior year, respectively. The deferred revenue from the vehicle sales was primarily related to OTA and was recorded within other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the deferred revenue balance was not material. The Company recorded amounts due from the Purchaser of SAR 313.6 million (approximately $83.6 million) and SAR 217.6 million (approximately $57.9 million) in accounts receivable, net in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. See “Vehicle Sales without Residual Value Guarantee” section under Note 2 “Summary of Significant Accounting Policies” for the revenue recognition policies.
Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of the PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery EV chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin (subject to a lock-up provision of 365 days from its issuance) and the first cash installment of $33.0 million. These shares were initially measured at a fair value of $73.2 million. As of September 30, 2025 and December 31, 2024, the Company remeasured the shares and recorded fair values of $31.4 million and $37.8 million within investments in equity securities of a related party in the condensed consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $5.8 million from inception through September 30, 2025. As of September 30, 2025, the Company recorded accounts receivable of $2.8 million. There were immaterial accounts receivable as of December 31, 2024. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of September 30, 2025 and December 31, 2024, the Company recorded $114.8 million and $112.7 million as deferred revenue primarily within other long-term liabilities in the condensed consolidated balance sheets, respectively. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million.
DDTL Credit Facility
In August 2024, the Company entered into a $750.0 million five year DDTL Credit Facility with Ayar, which may be used for working capital and general corporate purposes. See Note 6 “Debt” for more information.

Time Deposit
The Company purchases time deposits with GIB from time-to-time. GIB is a related party of the PIF, which is an affiliate of Ayar. As of September 30, 2025 and December 31, 2024, the Company recorded time deposit balance of $50.0 million and $15.0 million within short-term investments, and nil and $20.0 million within long-term investments in the condensed consolidated balance sheets, respectively. See Note 5 “Fair Value Measurements and Financial Instruments” for more information.
Ayar Prepaid Forward Transaction
In connection with the pricing of the 2030 Notes, Ayar entered into a privately negotiated prepaid forward transaction with the Forward Counterparty, pursuant to which Ayar will purchase approximately $430.0 million of the Company’s common stock with delivery expected to occur on or about the maturity date for the 2030 Notes, subject to the ability of the Forward Counterparty to elect to settle all or a portion of the prepaid forward transaction early. The periodic fee incurred associated with the prepaid forward transaction was not material for the three and nine months ended September 30, 2025. See Note 6 “Debt” for more information.
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
The disaggregation of the Company’s revenue by geographic area based on the sales location where the sales originated was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America(1)	$288,482	$147,408	$729,749	$417,254
Middle East(2)	38,378	49,651	82,835	144,882
Other international	9,720	2,979	18,476	11,223
Total revenue	$336,580	$200,038	$831,060	$573,359
(1) United States revenue was $281.9 million and $713.0 million for the three and nine months ended September 30, 2025, respectively, and $145.3 million and $412.2 million for the same periods in the prior year, respectively.
(2) Kingdom of Saudi Arabia revenue was $38.0 million and $81.4 million for the three and nine months ended September 30, 2025, respectively. Middle East represented revenue from Kingdom of Saudi Arabia for the three and nine months ended September 30, 2024.

The following table included information about reported segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$336,580	$200,038	$831,060	$573,359
Less:
Cost of revenue - excluding LCNRV and provision for warranty	(460,578)	(247,048)	(1,092,334)	(761,904)
Cost of revenue - LCNRV	(192,141)	(154,926)	(528,456)	(446,915)
Cost of revenue - provision for warranty	(17,478)	(10,570)	(44,750)	(78,876)
Research and development expenses	(325,305)	(324,371)	(850,390)	(896,168)
Selling, general, and administrative expenses	(283,097)	(233,585)	(752,129)	(657,062)
Restructuring charges	—	(76)	—	(20,304)
Change in fair value of common stock warrant liability	444	(13,748)	18,627	20,845
Change in fair value of equity securities	916	(8,836)	(8,589)	(38,159)
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(36,375)	(240,250)	356,800	(137,250)
Gain on extinguishment of debt	—	—	116,360	—
Interest income	34,643	50,017	131,170	155,201
Interest expense	(25,571)	(8,478)	(61,203)	(22,652)
Other expense, net	(10,829)	(155)	(4,292)	(6,229)
Benefit from (provision for) income taxes	363	(487)	4,095	(610)
Segment net loss	(978,428)	(992,475)	(1,884,031)	(2,316,724)
Consolidated net loss	$(978,428)	$(992,475)	$(1,884,031)	$(2,316,724)
Depreciation and amortization expenses were $120.1 million and $329.1 million for the three and nine months ended September 30, 2025, respectively, and $69.5 million and $204.5 million for the same periods in the prior year, respectively.
The long-lived assets by geographic area were as follows (in thousands):

	September 30, 2025	December 31, 2024
United States	$3,437,986	$3,314,720
Foreign	542,074	159,778
Total long-lived assets	$3,980,060	$3,474,498
NOTE 18 – SUBSEQUENT EVENT
In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2025, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.

2025 DDTL Credit Facility
On November 4, 2025, the Company entered into the 2025 DDTL Credit Facility to increase the aggregate principal amount from $750.0 million to $1.98 billion. The Company is required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the 2025 DDTL Credit Facility.

As of November 5, 2025, the Company had no outstanding borrowings under the 2025 DDTL Credit Facility.

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
Unless otherwise noted, the share, per share, and related information in this Quarterly Report has been retrospectively adjusted to reflect the Reverse Stock Split.
Overview
We are a technology company with a mission to advance the state-of-the-art of EV technology for the benefit of all. We are setting new standards with the world’s most advanced EVs, the award-winning Lucid Air and Lucid Gravity. Our focus on in-house hardware and software innovation, vertical integration, and a “clean sheet” approach to engineering and design led to the development of the award-winning Lucid Air and Lucid Gravity.
We sell vehicles directly to consumers through our retail sales network and through direct online sales, including utilizing Lucid Financial Services. We believe that owning and operating our sales network provides an opportunity to closely manage the customer experience, gather direct customer feedback, and ensure that customer interactions are tailored to our customers’ needs. We are also actively evaluating alternative importer and agency models to enhance flexibility and optimize our distribution strategy in response to evolving market dynamics. We own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house service capabilities, we established and continue to grow an approved list of specially trained collision repair shops which also serve in some cases as repair hubs for our mobile service offerings.
We began delivering the Lucid Air to customers in October 2021. We have leveraged and expanded the technological advancements from the Lucid Air to the Lucid Gravity, which offers an unprecedented combination of performance, interior space, and efficiency, and started commercial production and deliveries in December 2024. During the three months ended September 30, 2025, we produced 3,891 vehicles and delivered 4,078 vehicles. During the nine months ended September 30, 2025, we produced 9,966 vehicles and delivered 10,496 vehicles.

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
Private Placement
On July 16, 2025, we entered into the 2025 Subscription Agreement with SMB, a subsidiary of Uber, under which we agreed to issue and SMB agreed to purchase, in a private placement, our common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of thirty (30) consecutive trading days ending on, and including, July 15, 2025. In September 2025, we consummated the private placement of shares to SMB pursuant to the 2025 Subscription Agreement and issued 13,715,121 shares for aggregate net proceeds of $299.7 million after deducting issuance costs of $0.3 million. The proceeds of the private placement will be used to fund non-recurring engineering costs, including the design, development, manufacture, and delivery of the Lucid Gravity Plus vehicles and for general corporate purposes.

Reverse Stock Split
On August 29, 2025, we effected the Reverse Stock Split at a ratio of one-for-ten (1:10) and a corresponding reduction of the authorized shares of common stock, as approved by our Board of Directors and stockholders. The shares of the common stock began trading on a reverse split-adjusted basis at market open on September 2, 2025. See Note 2 “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report for more information regarding the Reverse Stock Split.
Potential Impact of Adverse Economic Conditions and Trade Policy Uncertainties on our Business
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, bank closures and liquidity concerns at financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for our products may result in a decline in product sales, with a corresponding material adverse impact on our business, prospects, financial condition and results of operations. Given our premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on us compared to our competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls could also cause supply chain and logistical challenges and operational risks. In particular, the U.S. federal government recently enacted the law commonly referred to as the OBBBA, which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications.
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
Direct-to-Consumer Model
We operate a direct-to-consumer sales and service model, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sales of the Lucid Air, the Lucid Gravity, and other EVs that we may offer over the coming decade, including to open additional studios, expand our sales force, grow marketing and brand awareness, and establish a robust service center operation. As of September 30, 2025, we have opened 60 studios and service centers (excluding temporary and satellite service centers): 39 in the United States (13 in California, four in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, New Jersey, Texas, Virginia and Washington, and one in each of Colorado, Georgia, Michigan and Pennsylvania), seven in Germany, five in Canada, three in each of Saudi Arabia and Switzerland, one in Netherlands, one in Norway, and one in the United Arab Emirates. We also plan to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to delivering and servicing the Lucid EVs we manufacture and sell at this stage. We are also actively evaluating alternative importer and agency models to enhance flexibility and optimize our distribution strategy in response to evolving market dynamics.
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

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$336,580	$200,038	$136,542	68%	$831,060	$573,359	$257,701	45%
We recognize revenue from vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, and regulatory credits, and sales of non-Lucid vehicles acquired as part of the trade-in program. We generate regulatory credits revenue from the sale of tradable credits we earn under various regulations. This includes credits related to zero emission vehicles and greenhouse gas, and the Corporate Average Fuel Economy credits.
Revenue increased by $136.5 million, or 68%, and $257.7 million, or 45% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher Lucid vehicle deliveries and increases of $7.8 million and $40.5 million in regulatory credit sales for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. The increase in revenue was partially offset by a lower average selling price of vehicles for the nine months ended September 30, 2025, as compared to the same period in the prior year.
Cost of Revenue and Gross Profit (Loss)
The following table presents our cost of revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of revenue	$670,197	$412,544	$257,653	62%	$1,665,540	$1,287,695	$377,845	29%

Gross profit (loss)	$(333,617)	$(212,506)	$(121,111)	(57)%	$(834,480)	$(714,336)	$(120,144)	(17)%

Gross margin	(99.1)%	(106.2)%	(100.4)%	(124.6)%
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
Cost of revenue increased by $257.7 million, or 62%, and $377.8 million, or 29% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. The increases were primarily due to higher delivery volume of the Lucid vehicles and higher inventory write-downs including losses from firm purchase commitments, partially offset by improvements in vehicle cost efficiency. Cost of revenue included approximately $44 million and $98 million of incremental tariff cost impact during the three and nine months ended September 30, 2025, respectively.

These impacts were also partially offset by a $41.5 million of provision associated with a special warranty campaign recognized during the nine months ended September 30, 2024. We expect the ramping of our production volumes to positively impact our cost per vehicle in the remainder of 2025. In the near term, we expect our production volume of vehicles to continue to be less than our manufacturing capacity.

We recorded write-downs of $192.1 million and $528.5 million for the three and nine months ended September 30, 2025, respectively, and $154.9 million and $446.9 million for the same periods in the prior year, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The increases in the write-downs were primarily due to higher inventory and firm purchase commitments in anticipation of the Lucid Gravity production ramp-up and tariff impacts for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact our financial results. We expect inventory write-downs could negatively affect our costs of vehicle sales in upcoming periods in the near term as we ramp production volumes up toward our manufacturing capacity.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. For the three and nine months ended September 30, 2025 and 2024, the impact of the IRA on our results of operations was not material. We will continue to evaluate the expected future impact of the IRA on our business and financial statements upon issuance of additional regulatory guidance.
Gross margin improved to (99.1)% and (100.4)% for the three and nine months ended September 30, 2025, respectively, as compared to (106.2)% and (124.6)% for the same periods in the prior year, respectively, primarily driven by improvements in vehicle cost efficiency and increases in regulatory credit sales, partially offset by higher inventory write-downs and losses from firm purchase commitments and tariff impact. Gross margin improvement for the nine months ended September 30, 2025 was also partially offset by a lower average selling price of vehicles.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$325,305	$324,371	$934	—%	$850,390	$896,168	$(45,778)	(5)%
Selling, general and administrative	283,097	233,585	49,512	21%	752,129	657,062	95,067	14%
Restructuring charges	—	76	(76)	(100)%	—	20,304	(20,304)	(100)%
Total operating expenses	$608,402	$558,032	$50,370	9%	$1,602,519	$1,573,534	$28,985	2%
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
Research and development expense remained relatively flat for the three months ended September 30, 2025, as compared to the same period in the prior year. The change was primarily attributable to a decrease of $56.9 million in engineering, design and testing services, and prototype materials related mostly to the Lucid Gravity as we started production in late 2024, largely offset by increases of $22.1 million in payroll related expenses, $16.7 million in stock-based compensation expenses, $11.2 million in utilization of contractors and professional services, and $5.8 million in facilities and rental related costs.
Research and development expense decreased by $45.8 million, or 5% for the nine months ended September 30, 2025, as compared to the same period in the prior year. The decrease was primarily attributable to a decrease of $145.1 million in engineering, design and testing services, and prototype materials related mostly to the Lucid Gravity as we started production in late 2024, partially offset by increases of $54.1 million in payroll related expenses, $14.6 million in stock-based compensation expenses, $11.7 million in utilization of contractors and professional fees, $10.7 million in facilities and rental related costs, and $8.6 million in other expenses.

Selling, General, and Administrative
Selling, general, and administrative expenses primarily consist of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, facilities and real estate, accounting, finance, tax, and information technology. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. Selling, general, and administrative expenses also include allocated facilities costs, such as office, rent and depreciation expenses, professional services fees, sales and marketing expenses and other general corporate expenses. As we continue to grow as a company, build out our sales force, and commercialize the Lucid Air and Lucid Gravity, and future generations of our EVs, including our Midsize platform, we expect an increase to our selling, general and administrative costs.
Selling, general, and administrative expense increased by $49.5 million, or 21% for the three months ended September 30, 2025, as compared to the same period in the prior year. The increase was primarily attributable to increases of $20.8 million in sales and marketing expenses, $10.5 million in stock-based compensation expenses, $10.4 million in facilities and rental related costs, and $5.1 million in payroll related expenses.
Selling, general, and administrative expense increased by $95.1 million, or 14% for the nine months ended September 30, 2025, as compared to the same period in the prior year. The increase was primarily attributable to increases of $37.5 million in payroll related expenses, $30.7 million in sales and marketing expenses, $24.4 million in facilities and rental related costs, and $9.1 million in utilization of contractors and professional fees. These increases were partially offset by a decrease of $25.7 million in stock-based compensation expenses, primarily driven by a reversal of previously recognized expenses for the former-CEO’s unvested time-based RSUs during the nine months ended September 30, 2025.
Restructuring Charges
On May 24, 2024, we announced the 2024 Restructuring Plan intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We completed the 2024 Restructuring Plan during the first quarter of 2025. During the three and nine months ended September 30, 2024, we recorded restructuring charges of $0.1 million and $20.3 million, respectively.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$444	$(13,748)	$14,192	*nm	$18,627	$20,845	$(2,218)	(11)%
Change in fair value of equity securities of a related party	916	(8,836)	9,752	*nm	(8,589)	(38,159)	29,570	(77)%
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(36,375)	(240,250)	203,875	(85)%	356,800	(137,250)	494,050	*nm
Gain on extinguishment of debt	—	—	—	*nm	116,360	—	116,360	*nm
Interest income	34,643	50,017	(15,374)	(31)%	131,170	155,201	(24,031)	(15)%
Interest expense	(25,571)	(8,478)	(17,093)	202%	(61,203)	(22,652)	(38,551)	170%
Other expense, net	(10,829)	(155)	(10,674)	*nm	(4,292)	(6,229)	1,937	(31)%
Total other income (expense), net	$(36,772)	$(221,450)	$184,678	(83)%	$548,873	$(28,244)	$577,117	*nm
*nm - not meaningful
Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the Private Placement Warrants to purchase shares of our common stock that were effectively issued upon the closing in connection with the merger. Our common stock warrant liability is subject to remeasurement to fair value at each reporting period.

The Private Placement Warrants remained unexercised as of September 30, 2025. The liability was remeasured to a fair value of $0.9 million and $19.5 million as of September 30, 2025 and December 31, 2024, respectively. The change in fair value resulted in unrealized gains of $0.4 million and $18.6 million for the three and nine months ended September 30, 2025, respectively, and an unrealized loss of $13.7 million and an unrealized gain of $20.8 million for the same periods in the prior year, respectively. The change in fair value was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Common Stock Warrant Liability” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, in connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin. The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were remeasured to a fair value of $31.4 million and $37.8 million as of September 30, 2025 and December 31, 2024, respectively. The change in fair value resulted in an unrealized gain of $0.9 million and an unrealized loss of $8.6 million during the three and nine months ended September 30, 2025, respectively, and unrealized losses of $8.8 million and $38.2 million for the same periods in the prior year, respectively, and was classified within change in fair value of equity securities of a related party in the condensed consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 16 “Related Party Transactions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
The derivative liabilities of the Redeemable Convertible Preferred Stock were remeasured to a fair value of $282.6 million and $639.4 million as of September 30, 2025 and December 31, 2024, respectively. We recognized a loss of $36.4 million and a gain of $356.8 million for the three and nine months ended September 30, 2025, respectively, and losses of $240.3 million and $137.3 million for the same periods in the prior year, respectively, primarily driven by changes in our stock price, within change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss. See Note 8 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Gain on Extinguishment of Debt
In April 2025, we repurchased $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. The repurchases of the 2026 Notes were accounted for as a debt extinguishment. The difference between the consideration paid to repurchase a portion of the 2026 Notes and the then carrying value of the 2026 Notes resulted in a gain of $116.4 million, and was recorded within gain on extinguishment of debt in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2025.
Interest Income
Interest income decreased by $15.4 million, or (31)% for the three months ended September 30, 2025, as compared to the same period in the prior year, primarily due to lower average balances and higher average purchase price of available-for-sale securities.

Interest income decreased by $24.0 million, or (15)% for the nine months ended September 30, 2025, as compared to the same period in the prior year, primarily due to higher average purchase price of available-for-sale securities, partially offset by higher interest rates on our available-for-sale securities.
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
Interest expense increased by $17.1 million, or 202%, and $38.6 million, or 170% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. The increases were primarily due to higher interest expense of $13.7 million and $26.4 million from the issuance of the 2030 Notes during the three and nine months ended September 30, 2025 and higher interest expense of $4.4 million and $9.8 million from the GIB credit facility resulting from higher average borrowings and commitment fees related to the DDTL Credit Facility during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year.
Other Expense, net
Other expense, net primarily consists of foreign currency gains and losses and changes in residual value guarantee reserve. Our foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other expense, net changed by $10.7 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to changes in foreign exchange rates and residual value guarantee reserve.
Provision for (benefit from) Income Taxes
The following table presents our provision for (benefit from) income taxes for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$(363)	$487	$(850)	*nm	$(4,095)	$610	$(4,705)	*nm
*nm - not meaningful
Our provision for (benefit from) income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
On July 4, 2025, the OBBBA was signed into law, introducing significant changes to the U.S. federal income tax code. The OBBBA included provisions that allow for the immediate expensing of domestic research and development expenses and certain capital expenditures, as well as other changes related to the U.S. taxation of profits derived from foreign operations. Due to the full valuation allowance on our U.S. deferred tax assets, the related tax impact of the legislation is expected to be immaterial.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, we had $2,993.3 million of cash, cash equivalents and investments and $31.4 million of investment in equity securities of a related party. We also had $750.0 million, $273.8 million, and $192.9 million of unused available credit amounts from the DDTL Credit Facility, the ABL Credit Facility, and the 2025 GIB Credit Facility, respectively, as of September 30, 2025. Our existing sources of liquidity include cash, cash equivalents, investments, and credit facilities. We funded operations primarily with issuances of common stock, convertible preferred stock and convertible notes.
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
We anticipate our cumulative spending on capital expenditures to be in a range of approximately $1.0 billion to $1.2 billion for the fiscal year 2025 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect to continue to receive financing and support for certain capital expenditures in connection with AMP-2 construction and purchases of machinery, tooling, and equipment. Refer to Note 6 “Debt” and Note 16 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global technology automotive company targeting volumes in line with Lucid’s aspirations.
As of September 30, 2025, our total minimum lease payments are $693.3 million, of which $21.3 million is due in fiscal year 2025. We also have non-cancellable long-term commitments of approximately $2.56 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 11 “Leases” and Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
2030 Notes and Capped Call Transactions
2030 Notes
In April 2025, we issued $1,100.0 million of the 2030 Notes. Contemporaneously with the 2030 Notes offering, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. The 2030 Notes accrue interest at a rate of 5.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. The 2030 Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before January 1, 2030, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events. From and after January 1, 2030, noteholders may elect at any time to convert their 2030 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 33.3333 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents an initial conversion price of approximately $30.00 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 30, 2025, we were in compliance with applicable covenants under the indenture governing the 2030 Notes.
Capped Call Transactions
In connection with the 2030 Notes offering, we paid $118.3 million to enter into the Capped Call Transactions with certain financial institutions. The Capped Call Transactions cover, subject to anti-dilution adjustments, the number of shares of our common stock initially underlying the 2030 Notes. The Capped Call Transactions have an expiration date of April 1, 2030.

We expect the Capped Call Transactions generally would reduce the potential dilution to our common stock upon conversion of the notes and/or offset any cash payments that we could be required to make in excess of the principal amount of any converted notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions. The initial strike price of the Capped Call Transactions corresponds to the initial conversion price of the 2030 Notes, or approximately $30.00 per share of our common stock. The initial cap price of the Capped Call Transactions was $48.00 per share of our common stock and is subject to customary anti-dilution adjustments.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may elect at any time to convert their 2026 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 1.8255 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents an initial conversion price of approximately $547.80 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 30, 2025 and December 31, 2024, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
In April 2025, contemporaneously with the 2030 Notes offering, we repurchased $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. Following the redemption, our outstanding principal balance of the 2026 Notes was $960.0 million.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of September 30, 2025 and December 31, 2024, no amount was outstanding under the SIDF Loan Agreement.
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
During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, we recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet. During the three and nine months ended September 30, 2025, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
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
As of September 30, 2025 and December 31, 2024, we had outstanding borrowings of SAR 1,175 million (approximately $313.3 million) and SAR 475 million (approximately $126.4 million), respectively. The outstanding borrowings were recorded within other current liabilities in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.80% and 7.04% as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, availability under the GIB credit facility was SAR 723.5 million (approximately $192.9 million) and SAR 523.2 million (approximately $139.2 million), respectively, after giving effect to the outstanding letters of credit. As of September 30, 2025 and December 31, 2024, we were in compliance with applicable covenants under the GIB credit facility.
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

The ABL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of September 30, 2025 and December 31, 2024, we were in compliance with applicable covenants under the ABL Credit Facility.
As of September 30, 2025 and December 31, 2024, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $102.3 million and $56.9 million as of September 30, 2025 and December 31, 2024, respectively. Availability under the ABL Credit Facility was $471.1 million (including $197.3 million cash and cash equivalents) and $354.9 million (including $191.1 million cash and cash equivalents) as of September 30, 2025 and December 31, 2024, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
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
The DDTL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of September 30, 2025 and December 31, 2024, we were in compliance with applicable covenants under the DDTL Credit Facility, and had no outstanding borrowings under the DDTL Credit Facility.
In November 2025, we entered into the 2025 DDTL Credit Facility to increase the aggregate principal amount from $750.0 million to $1.98 billion. We are required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the 2025 DDTL Credit Facility. As of November 5, 2025, we had no outstanding borrowings under the 2025 DDTL Credit Facility. See Note 18 “Subsequent Event” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
In September 2025, we consummated the private placement of shares to SMB pursuant to the 2025 Subscription Agreement for aggregate net proceeds of $299.7 million after deducting issuance costs. See Note 9 “Stockholders’ Equity” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $14.8 billion and $12.9 billion as of September 30, 2025 and December 31, 2024, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.

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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(2,015,504)	$(1,486,527)
Cash provided by investing activities	1,563,142	289,974
Cash provided by financing activities	517,728	1,718,709
Net increase in cash, cash equivalents, and restricted cash	$65,366	$522,156
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
Net cash used in operating activities increased by $529.0 million to $2,015.5 million during the nine months ended September 30, 2025, as compared to the same period in the prior year. The increase was primarily due to an increase in net operating assets and liabilities of $594.9 million, partially offset by an improvement in net loss excluding non-cash expenses and gains of $65.9 million during the nine months ended September 30, 2025, as compared to the same period in the prior year. The increase in net operating assets and liabilities was primarily attributable to higher inventory purchases in anticipation of the Lucid Gravity ramp-up.
Cash Provided by Investing Activities
Our cash flows provided by investing activities primarily relate to proceeds from maturities of investments, net of purchases of investments and capital expenditures to support our growth.
Net cash provided by investing activities increased by $1,273.2 million to $1,563.1 million during the nine months ended September 30, 2025, as compared to the same period in the prior year. The increase was primarily attributable to higher volume of investment maturities compared to investment purchases during the nine months ended September 30, 2025, compared to the same period in the prior year.
Cash Provided by Financing Activities
Since inception, we have financed our operations primarily from the issuances of equity and equity-linked securities and debt financings, including the At-the-Market Offering, the private placements to Ayar and SMB, convertible preferred stock, the proceeds of the merger, the 2026 Notes, and the 2030 Notes.

Net cash provided by financing activities decreased by $1,201.0 million to $517.7 million during the nine months ended September 30, 2025, as compared to the same period in the prior year. We received gross proceeds of $1.1 billion from the issuance of the 2030 Notes, repurchased a portion of the 2026 Notes using $931.4 million, and received gross proceeds of $300.0 million from the 2025 Subscription Agreement during the nine months ended September 30, 2025. We received gross proceeds of $1.0 billion from the issuance of Series A Redeemable Convertible Preferred Stock and $750.0 million from the issuance of Series B Redeemable Convertible Preferred Stock during the nine months ended September 30, 2024.

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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, and investments. We had cash, cash equivalents, and investments totaling approximately $3.0 billion as of September 30, 2025. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. Based on investment positions as of September 30, 2025, a hypothetical 100 basis point increase in interest rates would result in $13.4 million incremental decline in the fair market value of our portfolio.
Equity Price Risk
We hold equity securities of Aston Martin. The fair value of these equity securities was $31.4 million as of September 30, 2025. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would not be material as of September 30, 2025.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2025, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are not controlled companies.
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
•The settlement of our obligations upon conversion, redemption or repurchase of our Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders and may adversely affect the market price of our common stock.
•Our Redeemable Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are senior to the rights of, our common stockholders.
Risks Related to Our Business and Operations
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of stockholders’ investment.
We are a company with a limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have only released two commercially available vehicles, and we have limited experience manufacturing or selling a commercial product at scale. We have yet to generate significant revenue from the sale of EVs, and as a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.
We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by companies in rapidly changing markets, including risks relating to our ability to, among other things:
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
We have incurred net losses each year since our inception, including net loss of $978.4 million and $1,884.0 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, our accumulated deficit was $14.8 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
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
•expand into new markets; and
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
Delays in customer deliveries, delays in the availability of options, potential changes in customer preferences, competitive developments, increased interest rates, negative publicity, loss of government incentives, decreased demand for EVs, insufficient charging infrastructure, and other factors could result in failure to attract customers, failure to complete the purchase process with customers, and customer cancellation. Increases in interest rates could make financing unaffordable for segments of our customer base and any event or incident which generates negative media coverage about us or the safety or quality of our vehicles could result in failure to attract customers, failure to complete the purchase process, and customer cancellations. In addition, if we encounter delays in customer deliveries of our vehicles that further lengthen wait times or in the event of negative media coverage, a significant number of orders may be cancelled. As such, no assurance can be given that the purchase process will be completed, orders will not be cancelled, and orders will ultimately result in the final purchase, delivery and sale or lease of vehicles.

A global economic recession, downturn or other adverse economic conditions may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, bank closures and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for our products may result in a decline in product sales, with a corresponding material adverse impact on our business, prospects, financial condition and results of operations. Given our premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on us compared to our competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls could also cause supply chain and logistical challenges and operational risks. In particular, the U.S. federal government recently enacted the law commonly referred to as the OBBBA, which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications. Taken together, adverse economic conditions and uncertainties surrounding trade policies, government grants or incentives, tariffs and export controls, coupled with supply chain challenges and the potential difficulty of passing costs to customers or sharing the burden with suppliers, could reduce demand for our products and have a material adverse effect on our business, prospects, results of operations and financial condition.
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
We currently generate revenue from the Lucid Air and Lucid Gravity, and in the foreseeable future will be significantly dependent on a limited number of models, as we are not scheduled to introduce another vehicle model for sale until late 2026. We expect to rely on sales from the Lucid Air and the Lucid Gravity, among other sources of financing, for the capital that will be required to develop and commercialize future models on our product roadmap. To the extent that production of our current or future models is delayed or reduced, or if our current or future models are not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.
If we are unable to fulfill the orders from the Government of Saudi Arabia or if the Government of Saudi Arabia purchases significantly fewer vehicles than we anticipate for any reason, our business, prospects, results of operations and financial condition could be materially and adversely affected.
In August 2023, we entered into the EV Purchase Agreement with the Government of Saudi Arabia as represented by the Ministry of Finance, which supersedes the letter of undertaking that we entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Purchaser thereunder may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that we fail to deliver within six months from the date of the applicable purchase order. The Purchaser also has the sole and absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. See Note 16 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

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
Our business and prospects heavily depend on our ability to develop, maintain, protect and strengthen the “Lucid” brand association with luxury and technological excellence. Promoting and positioning our brand will likely depend significantly on our ability to provide a consistently high-quality customer experience, an area in which we have gained experience over years but may continue to face challenges. To promote our brand, we will be required to invest in, and over time change our customer development and branding practices, which could result in substantially increased expenses, including the need to use public relations and advertising firms. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles or our competitors’ success. For example, certain of our competitors have been subject to significant scrutiny for incidents involving their self-driving technology and battery fires, which could result in similar scrutiny of us.
With social media, any negative publicity, whether or not factual, can quickly be disseminated and harm consumer perception and confidence in our brand. This risk is heightened by our engagement with influencers, as negative experiences by these high-profile users can be rapidly amplified, damaging our brand credibility and impacting brand loyalty. Viral negative posts or negative reviews which compare us unfavorably to competitors could adversely affect consumer perception about our vehicles and reduce demand, potentially causing a material adverse effect on our business, results of operations, prospects and financial condition. Thus, failure to correct misinformation or mitigate negative information concerning us, the products we offer, our customer experience, or any aspect of our brand, our business, sales and results of operations could adversely impact us.
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
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, public charging station locations are significantly less widespread than gas stations. Furthermore, public charging stations often experience downtime, leading to customer dissatisfaction. Although we have partnered with third-party EV charging providers to offer charging stations to our customers, the public charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread and reliable public charging infrastructure. In addition, although we have gained access to Tesla’s Supercharger network, any delay in implementing changes in Lucid vehicles required by Tesla with respect to charge ports may result in Tesla denying our access to their network, and there is no guarantee that our customers will not experience performance, access or other issues with this or other charging networks. The current administration has issued an executive order pausing the disbursement of funds appropriated through the Inflation Reduction Act of 2022 or the Infrastructure Investment and Jobs Act, including funds designated for EV charging stations through the National Electric Vehicle Infrastructure Formula Program and the Charging and Fueling Infrastructure Discretionary Grant Program. Although this pause was lifted in August 2025, there may be delays or reductions in funding awards issued under these grant programs, as a result of continued administrative scrutiny into funding that supports the EV industry. Consequently, the deployment of public charging stations may not occur at planned levels, which could limit the development of public charging infrastructure and decrease the attractiveness of EVs. Lastly, Congress could seek to pass rescission legislation or amendments to the Inflation Reduction Act of 2022 or the Infrastructure Investment and Jobs Act that, in each case, could adversely impact the availability of funding under these programs.
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

•political instability, natural disasters, pandemics, wars, military actions, global or regional conflicts or other geopolitical events (including the war in Ukraine and the escalation or expansion of conflicts in the Middle East, which affect global energy prices and disrupt supply chain both regionally and globally), or events of terrorism; and
•the strength of international economies.
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
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the EV industry has grown, with the emergence of several companies that focus completely or partially on the EV market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. EV manufacturers with which we compete include Tesla, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own EVs in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and EV market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales of luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. For example, some of our competitors have announced vehicle price reductions, which may result in downward price pressure and reduced demand for our vehicles. We may not be able to adjust our pricing strategies effectively, and there can be no assurance that such adjustments will allow us to successfully compete against our competitors, which may have a material adverse effect on our brand, business, prospects, inventory levels, results of operations and financial conditions. In addition, increased competition has in the past and may continue to require us to increase marketing and incentive expenses, which may have a material adverse effect on our operating results and financial condition. We expect competition in our industry to significantly intensify in the future in light of the increased demand for alternative fuel vehicles, global competitors, macroeconomic uncertainty, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.

Developments in EV or alternative fuel technology or improvements in the internal combustion engine may adversely affect the demand for our vehicles.
We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Significant developments in alternative technologies, such as alternative battery cell technologies, hydrogen fuel cell technology, advanced gasoline, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to the technologies in our EVs. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors. In addition, we expect to compete in part on the basis of our vehicles’ range, efficiency, charging speeds, performance and software, and improvements in the technology offered by competitors could reduce demand for our current or future vehicles. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models that reflect such technological developments, but our vehicles may become obsolete, and our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. Additionally, as new companies and larger, existing vehicle manufacturers continue to enter the EV space, we may lose any technological advantage we may have and suffer a decline in our competitive position. Any failure by us to successfully react to changes in existing technologies or the development of new technologies could materially harm our competitive position and growth prospects.
The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.
We benefit from government and economic programs in the United States and abroad that encourage the development, manufacture or purchase of EVs, such as zero emission vehicle credits, production tax credits, greenhouse gas credits and similar regulatory credits, the loss of which has and may continue to harm our ability to generate revenue from the sale of such credits to other manufacturers; the availability of tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, potentially reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California, Michigan and Arizona. In addition, changes to non-financial incentives may also impact demand for our products, such as the federal government’s recent announcement that electric and other clean air vehicles will no longer be able to use carpool lanes without meeting the high occupancy requirements. We may also benefit from government loan or grant programs. While such EV-related governmental programs and economic incentives have been available in the United States, Canada and the European Union (“EU”), there is no guarantee that they will be available in the future. Any reduction, elimination, limitation or selective application of tax and other governmental programs and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of the EV industry generally or our EVs in particular, which would adversely affect our business, prospects, financial condition and results of operations. On July 4, 2025, OBBBA was enacted, which among other things, eliminates the $7,500 tax credit for purchasing a new EV and the $4,500 tax credit for purchasing a used EV effective September 30, 2025 and the tax credits available for charging stations effective June 30, 2026. In addition, OBBBA eliminated the penalties that automakers would pay if they failed to meet the Corporate Average Fuel Economy standards, effectively eliminating the financial incentive to comply with those standards. Additionally, the current U.S. presidential administration has issued executive orders that aim to revoke or weaken fuel efficiency and emissions regulations established by the prior administration, and a proposed rulemaking that would repeal federal greenhouse gas (“GHG”) emission standards for certain vehicles and engines. While there is currently litigation challenging the legality of various aspects of OBBBA and related administration actions, the ultimate resolutions of such matters remain uncertain. The administration has also issued a policy statement aimed at eliminating the “EV mandate,” which targets state-level emissions waivers and governmental subsidies. Most notably, the administration recently signed congressional resolutions under the Congressional Review Act to revoke the EPA waiver that had previously allowed California and certain other states to implement more stringent emissions standards for heavy-duty vehicles and to require all new passenger cars, trucks, and SUVs sold in California to become zero-emission by 2035. In response, California, joined by multiple states that had adopted California’s vehicle emissions standards, promptly initiated litigation challenging the legal validity of these actions. The outcome of this legal challenge remains uncertain and is subject to ongoing judicial proceedings. See “— Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.” These, and any similar legislative or executive actions in the future, may adversely affect demand for our vehicles as well as our business, prospects, financial condition and results of operations.

We may be unable to offer attractive leasing and financing options for our current and future vehicles, which would adversely affect consumer demand. In addition, offering leasing and financing options to customers could expose us to credit and residual value risk.
We offer leasing and financing of our vehicles to potential customers through third-party financing partners and intend to do the same in new markets, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers, if at all. Furthermore, because we have only sold a limited number of vehicles and only a limited secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and, if the actual resale value of our vehicles is lower than anticipated, it would make providing leasing terms that appeal to potential customers through such third-party financing partners more difficult. We believe that the ability to offer attractive leasing and financing options—whether due to the availability, reduction or elimination of tax incentives and certain governmental or economic programs, the availability of agreements with our third-party financing partners on terms acceptable to us or our customers, or other reasons—is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air, the Lucid Gravity or planned future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles. See “— The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.”
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
A portion of the current and expected demand for EVs results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and the availability, reduction or elimination of economic incentives promoting fuel efficiency and alternative forms of energy, as well as concerns about climate change resulting in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreases significantly, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy or there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for EVs, including our vehicles, could be reduced, and our business and revenue may be harmed. In addition to the OBBBA, the current U.S. presidential administration has prioritized efforts that encourage domestic production of fossil-fuel energy, including oil. If increased production of oil lowers gas prices, demand for EV vehicles may decline.
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
Additional costs and resources may be required to monitor, report, and comply with global regulations on ESG topics, and the rapidly changing regulatory landscape makes it difficult to plan for future developments. Actual or perceived shortcomings or dissatisfaction with our ESG practices and reporting may subject us to litigation and could negatively impact our business. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Unfavorable or downgraded ratings of our company or our industries, as well as non-inclusion or removal of our stock on ESG-oriented investment funds or indexes, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.

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
•securing in a timely manner necessary raw materials and components that meet our quality standards, including raw materials and components subject to China’s export control requirements regarding certain rare-earth minerals and semiconductor-related products, such as microchips;
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

We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times, limited availability of reliable third-party suppliers, and ongoing constraints in the supply of semiconductors and its related products. We expect that these industry-wide trends may continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment, including for the expansion of AMP-1 and the construction of AMP-2, on a timely basis for the foreseeable future, and may result in increased costs. Changes in our supply chain or production needs in order to meet our desired quality targets, development timelines and production volumes as well as due to design changes and model updates have resulted in cost increases from our suppliers.
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
Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, global or regional conflicts or other geopolitical events, governmental changes, political uncertainty, trade policies and agreements, the uncertainties surrounding domestic and foreign tariffs, export controls, natural disasters, health epidemics, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. For example, some of the shipping routes in the Red Sea have been affected by the conflicts in the Middle East, resulting in delays in delivery of components and an increase in shipping costs globally. Additionally, governmental and policy changes may continue to result in new or increased tariffs on imported components. Our ability to mitigate these cost increases may be limited by the lack of alternative suppliers from unaffected countries or domestic suppliers with production capabilities to meet our requirements. Such disruptions or increase in costs could have a material adverse impact on our business, including our ability to timely manufacture and distribute our products in a cost-effective manner and adversely affect our results of operations and financial condition.

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
Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. A growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our expected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. In addition, pursuant to the agreement we entered into in connection with the supply of lithium-ion battery cells, we have made certain non-cancelable long-term purchase commitments. If our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments. In cases where we are unable to fully utilize our purchase commitments, we have in the past and may continue to face fees, penalties, increased prices, excess inventory or inventory write-offs, and there could be a material adverse effect on our results of operations.
Furthermore, our ability to manufacture our vehicles depends on continued and reliable access to semiconductors and microchips that incorporate them. The ongoing global semiconductor supply shortage, caused by China’s recent export controls over Nexperia’s microchip products, has impacted the automotive industry and affected many suppliers and manufacturers, including us. We have experienced, and may continue to experience, an impact on our operations as a result of such shortages, which could delay or reduce planned production levels of our current and future vehicles and have an adverse effect on our business, prospects and results of operations. Moreover, export controls, particularly those affecting components within our supply chain, such as China’s recent restrictions on certain rare-earth minerals, has posed, and could continue to pose, risks to our production and distribution capabilities. In addition, foreign currency fluctuations, tariffs, shortages in petroleum or natural gas and other economic or political conditions have contributed to and may continue to result in significant increases in freight charges and raw material costs. These risks could be further magnified by geographical developments, global or regional conflicts or other geopolitical events, including the war in Ukraine and the escalation or expansion of conflicts in the Middle East, which affects shipping routes both regionally and globally. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. Any attempts to raise product prices in response to increased material costs could lead to reduced demand for our vehicles and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.

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
Our vehicles or the components installed therein have in the past and may in the future contain defects in design or manufacture, including components designed or manufactured by suppliers, that may cause them not to perform as expected or that may require repairs, recalls, or design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors. If our vehicles contain defects in design or manufacture that cause them not to perform as expected or that require repair, or if certain features of our vehicles take longer than expected to become available, are legally restricted or become subject to additional regulations, our ability to develop, market and sell our products and services could be adversely affected. In addition, our over-the-air software updates may fail to achieve its intended repair and performance goals, expose our customers’ vehicles to vulnerabilities, or have unintended consequences, and may require our customers to bring their vehicles to our service centers.
Any defects, delays or legal restrictions on vehicle features, failed over-the-air software updates, or other failure of our vehicles to perform as expected, could harm our brand and reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims or significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. Any such defects or noncompliance with legal requirements could also result in safety recalls. See “— Risks Related to Litigation and Regulation — We have in the past and may choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.” As a new entrant to the industry attempting to build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other consumer EVs could by association have a negative impact on perception and customer demand for our vehicles.
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
Further, the motor vehicle industry laws in some states require that service facilities be available to service vehicles physically sold from locations in the state, and we may be unable to scale our service operations as we sell more vehicles in such locations. In addition, the motor vehicle franchise laws in some states may preclude us from providing direct warranty service to consumers in that state. While we anticipate developing a service program that would satisfy regulatory requirements in these circumstances, the specifics of our service program are still being refined, and at some point may need to be restructured to comply with state law, which may impact our business, financial condition, results of operations and prospects.
Our customers also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our vehicles, a large portion of which we have developed in-house. As we grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or service. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our results of operations. If we are unable to successfully address the service requirements of our customers, or if we establish a market perception that we do not provide high-quality support, our brand and reputation could be adversely affected, and we may be subject to claims from our customers, which could result in loss of revenue or damages, and our business, results of operations, prospects and financial condition could be materially and adversely affected.
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

Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and cybersecurity and govern our collection, storage, retention, protection, use, transmission, sharing, disclosure and other processing of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, at the international level, the EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, as well as the European Data Act, the Artificial Intelligence Act, and the Cyber Resilience Act in 2024. Canada adopted and continued to amend the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in addition to applicable provincial laws. The United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022. Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which came into effect in September 2023. Similarly, China’s Data Security Law (“DSL”) and Personal Information Protection Law (“PIPL”) have been effective since 2021. Additionally, we are also subject to the data privacy laws of the UK, including the UK General Data Protection Regulation (“UK GDPR”). Each of these regulations impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under applicable laws and regulations) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.
For example, failure to comply with the GDPR can result in significant fines and other liability, including fines of up to EUR 20 million or four percent (4%) of global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. The cost of compliance, and the potential for fines and penalties for non-compliance, with the GDPR may have a significant adverse effect on our business and operations. While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK GDPR will not automatically incorporate changes to the GDPR going forward (which would need to be specifically incorporated by the UK government) and may deviate in a way that creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. Legal developments in the European Economic Area (“EEA”), including rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have also created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the UK to third countries. While we have taken steps to mitigate the impact on us, the efficacy and longevity of these mechanisms remains uncertain. Additionally, we are monitoring our compliance obligations with a final rule adopted by the U.S. Department of Justice, which prohibits and restricts certain covered data transactions that result in the transfer or access to bulk U.S. sensitive personal data by countries of concern or covered persons, effective April 8, 2025, as well as a final rule adopted by the Bureau of Industry and Security that prohibits specific transactions involving the import or sale of connected vehicles and certain hardware and software with a sufficient nexus to China, applicable to vehicles from model year 2030. These regulations may impact our potential future business operations in China.
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
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. We have faced and continue to face potent competition for highly skilled workers in the United States, especially in California. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be amplified by our going transition to full-scale, high-volume commercial vehicle manufacturing, where—despite significant progress in a short time—we continue to face complexities due to our relatively limited experience compared to established industry players, heightened by geopolitical volatility and market disruptions. Any failure to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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

Furthermore, although none of our United States or international based employees is currently represented by a labor union that we are aware of at this time, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Some unions may attempt and have announced to attempt to organize non-union automakers in the U.S., including us. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, or similar activities with certain consultation rights with respect to the relevant companies’ operations, or companies are required to apply collective bargaining agreements, implement works councils or similar bodies with certain consultation rights related to the activities of the companies involved. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to address such organizing and/or to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays, and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations, or financial condition.
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
Furthermore, we face the risk that our employees and independent contractors may engage in other types of misconduct or other illegal activity, such as intentional, reckless or negligent conduct that violates production standards, workplace health and safety regulations, fraud, abuse or consumer protection laws, other similar non-U.S. laws or laws that require the true, complete, and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact, including, without limitation, the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Litigation and Regulation
Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.
The U.S. government has adopted an evolving approach to trade policy and, in some cases, has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. The current U.S. presidential administration has issued executive orders to review U.S. trade policies, practices and agreements to address trade deficits and other economic security matters. It has also imposed, or proposed to impose, blanket import tariffs or tariffs on imports, in many cases significantly, including steel, aluminum, and certain vehicle parts and software, which have resulted in increased costs for imports and may cause shortages and delays in the supply of certain components, materials, tooling and equipment necessary to produce our vehicles. In response to these tariffs, a number of U.S. trading partners have imposed or threatened to impose retaliatory measures, including tariffs on U.S. products and enhanced export controls, which could increase the cost and complexity of exporting our vehicles to affected markets. For example, Canada has announced countermeasure tariffs on select U.S.-manufactured vehicles. Further, the current U.S. presidential administration has imposed tariffs on goods imported from China on top of existing tariffs, and has expanded its export and transfer restrictions on foreign companies and subsidiaries involving sensitive technology, which has resulted in uncertainty regarding the future of international trade between the U.S. and China. In response, China has imposed retaliatory tariffs and implemented export restrictions on certain rare-earth minerals and semiconductor-related products, including microchips. Despite recent negotiations, U.S.-China trade relations remain volatile and uncertain, and there can be no assurance that further actions by the U.S., China or another country will not have an adverse impact on our business, operations and access to products manufactured in China or elsewhere outside the U.S.
The exact scope of any such tariffs that may be ultimately implemented remains uncertain at this time. We cannot predict whether, or to what extent, international trade agreements may be altered, nor can we predict whether, or to what extent, duties, additional tariffs, export controls, or other trade restrictions will be modified or imposed by the United States or other countries. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our exported vehicles decreases due to the higher cost or preferences in foreign countries for domestically manufactured products, our results of operations could be materially adversely affected. Additionally, the threat of retaliatory tariffs and trade wars between the United States and foreign countries could further impede the transition to EVs, disrupt global supply chains, and delay the implementation of economic competitiveness policies. Further, while the administration has recently issued an executive order and announced other arrangements to reduce certain previously announced tariffs on automobiles and auto parts, there can be no assurance that there will not be further changes. Taken together, these uncertainties surrounding domestic and foreign tariffs and the resulting environment of retaliatory trade practices could increase costs and harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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

Although we are not aware of any company-related operations or activities in these jurisdictions, economic sanctions and other laws and regulations targeting these jurisdictions could disrupt our supply chains, impair our ability to compete in current or future markets, or otherwise subject us to potential liability. While we have implemented, or may implement in the future, certain procedures to facilitate compliance with applicable laws and regulations in connection with the sanctions and trade control programs around the globe related to Russia, Belarus or other countries, we cannot be assured that these procedures are always effective or that we, or third parties, many of whom we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, agents, intermediaries, or other third parties to comply with applicable laws and regulations could have negative consequences that could impact us, including reputational harm, government investigations, loss of export privileges, and penalties or fines. These economic sanctions and other restrictions continue to evolve, and the long-term potential impact on our operations and business remains unclear.
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
We currently are, and expect to become, subject to laws and regulations applicable to the supply chain, manufacture, import, sale and service of automobiles in an increasing number of international jurisdictions. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, transportation of dangerous goods, fuel economy and emissions, battery recycling, among other things, are often materially different from requirements in the United States and also evolving. For example, the EU has enacted a battery regulation that affects Lucid vehicles and batteries delivered in Europe with increasing requirements for the durability, marking, supply chain transparency, and recycled content of the high-voltage batteries in our vehicles each year, among other requirements. Compliance with such regulations will require additional time and resources. This process may include official review and verification of our batteries and related documentation prior to market entry. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all; and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.
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

We may face legal challenges to this distribution model. For example, in states where direct sales are not permitted, dealers and their lobbying organizations may raise complaints to the government or regulatory agencies that we are acting in the capacity of a dealer without a license. Alternatively, we have and may continue to initiate legal action against such states that prohibit direct sales, which may be protracted and expensive, and the results are difficult to predict. In some states, regulators may restrict or prohibit us from directly providing warranty repair service, or from contracting with third parties who are not licensed dealers to provide warranty repair service. Even if regulators decide to permit us to sell vehicles, such decisions may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. Further, even in jurisdictions where we believe applicable laws and regulations do not currently prohibit our direct sales model or where we have reached agreements with regulators, legislatures may impose additional limitations. Because the laws vary from state-to-state, our distribution model must be carefully established, and our sales and service processes must be continually monitored for compliance with the various state requirements, which change from time-to-time. Regulatory compliance and likely challenges to the distribution model may add to the cost of our business.
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
We may become subject to product liability and warranty-related claims, which could harm our business, prospects, results of operations and financial condition. The automotive industry experiences significant product liability claims, and we face inherent risks of exposure to claims in the event our production vehicles do not perform or are claimed not to perform as expected or malfunction, resulting in property damage, personal injury or death. We also expect that, as is true for other automakers, our vehicles will be involved in crashes resulting in death or personal injury, and even if not caused by the failure of our vehicles, we may face product liability claims and adverse publicity in connection with such incidents. In addition, we may face claims arising from or related to failures, claimed failures or misuse of new technologies that we expect to offer, including ADAS features in our vehicles. See “— Risks Related to Litigation and Regulation — ADAS technology is subject to uncertain and evolving regulations.” In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring modules, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. See “— Risks Related to Manufacturing and Supply Chain — Our vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.” In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all circumstances. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive. Furthermore, if our products contain design defects, manufacturing defects, or other defects in materials or workmanship that cause them to not conform to applicable express or implied warranties, and/or we are unable to service or repair nonconforming vehicles within a reasonable period of time or number of repair attempts, we may be subject to breach of warranty, lemon law, and other consumer protection claims.
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
Construction and operation of an automobile manufacturing facility requires land use and environmental permits and other construction and operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona and Saudi Arabia manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, hazardous materials, construction and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to construct or operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air, the Lucid Gravity and our upcoming Midsize platform, which could harm our business and prospects.”
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

If contamination is discovered at properties we own or operate, properties we formerly owned or operated or properties to which we sent hazardous substances, we may be subject to liability under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, and Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or results of operations.
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
We use open-source software, available from third parties, in our products and anticipate using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. While we monitor our use as well as our third-party software suppliers’ use of open-source software and compliance with open-source licenses and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source license, such use could inadvertently occur or be claimed to have occurred. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce, or alleging non-compliance with the terms of the applicable open-source license. These claims could result in litigation and could require us to make our proprietary source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the re-engineering process successfully.
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
We have funded our operations since inception primarily through equity and debt financings. We anticipate that we will continue to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, if at all. In addition, we have settled, and we expect to settle, tax withholding obligations in connection with vesting of the restricted stock units granted to certain employees through “net settlement,” i.e., by remitting the Company’s cash to satisfy the tax withholding obligation and simultaneously withholding a number of the vested shares on each vesting date with a value equal to that remitted cash. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. For example, as of September 30, 2025, pursuant to the terms of the agreements we entered into in connection with the supply of lithium-ion battery cells, we have remaining minimum purchase commitments of an aggregate of approximately $2.50 billion of lithium-ion battery cells using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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

We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, including as a result of inflation, bank closures and liquidity concerns at financial institutions, the risk of a global economic recession or other downturn, interest rate changes, global or regional conflicts or other geopolitical events, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations and financial condition.
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
In July 2025, we entered into the VPA with Uber under which Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 Lucid Gravity Plus vehicles over a six-year period following the start of production, which is targeted to occur in late 2026. We will collaborate with Nuro, Inc., as the provider of autonomous driving software, to develop and deploy a fleet of autonomous vehicles to be used as robotaxis on the Uber platform. See Note 9 “Stockholders’ Equity” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
We may not be able to realize the anticipated benefits of the VPA if we fail to meet certain volume and other requirements and specifications with respect to the Lucid Gravity Plus vehicles, including continued production of the base Lucid Gravity vehicles, meeting certain quality thresholds, and timely fulfillment of orders for the Lucid Gravity Plus vehicles. In addition, we will depend on Nuro to meet its requirements in order to fulfill some of these conditions. Additionally, we may not be able to realize the anticipated benefits of the Strategic Technology Arrangement if we experience delays, fail to successfully integrate our powertrain and battery components with Aston Martin’s vehicles, or fail to enter into a long form supply agreement on terms acceptable to us, or if we experience delays or fail to deliver the components ordered by Aston Martin. Any such delay or failure for any reason, including financial distress, insolvency or disruptions in operations experienced by our partners or for any other reasons beyond our control, may have an adverse effect on our brand and reputation, and our business, prospects, results of operations and financial condition.
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
We issued $2.0 billion principal amount of 2026 Notes in December 2021, issued $1.1 billion principal amount of 2030 Notes in April 2025, and have entered into several credit facilities since 2022. Concurrent with the 2030 Notes offering, we repurchased $1,052.5 million principal amount of the 2026 Notes, reducing its remaining principal amount to $960.0 million. See Note 6 “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness from time-to-time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, our obligations under the Redeemable Convertible Preferred Stock and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or preferred stock or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any current or future indebtedness or preferred stock will depend on the capital markets and our financial condition at such time. Our obligations to the holders of our Redeemable Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. We may not be able to engage in future financing on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from selling assets, restructuring debt or preferred stock or obtaining additional debt financing or equity capital. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
In addition, under the SIDF Loan Agreement, the 2025 GIB Credit Facility, the ABL Credit Facility, and the DDTL Credit Facility, we are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on our ability to, among other things, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of assets (including dispositions of material intellectual property), consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in certain sale and leaseback transactions, consummate mergers and other fundamental changes, enter in to restrictive agreements or modify their organizational documents. Any debt financing secured by us in the future could also involve such covenants as well as additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our indebtedness immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
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
We and our subsidiaries have incurred and may need to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The ABL Credit Facility and Certificate of Designations impose certain restrictions on our ability to incur additional debt, but we are not restricted under the terms of the indentures governing our Convertible Senior Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our Convertible Senior Notes when due.
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
For the 2026 Notes, before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their 2026 Notes upon the occurrence of certain events, and they may elect to convert their 2026 Notes regardless of the occurrence of such events from and after September 15, 2026 until the close of business on the second scheduled trading day immediately before December 15, 2026. For the 2030 Notes, before the close of business on the business day immediately before January 1, 2030, noteholders will have the right to convert their 2030 Notes upon the occurrence of certain events, and they may elect to convert their 2030 Notes regardless of the occurrence of such events from and after January 1, 2030 until the close of business on the second scheduled trading day immediately before April 1, 2030. If holders of the Convertible Senior Notes elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We may be unable to raise the funds necessary to repurchase the Convertible Senior Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Convertible Senior Notes or pay cash upon their conversion.
Noteholders may, subject to a limited exception, require us to repurchase their Convertible Senior Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Senior Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, such as the covenants in the ABL Credit Facility and Certificate of Designations, may restrict our ability to repurchase the Convertible Senior Notes or pay any cash amounts due upon conversion. Our failure to repurchase the Convertible Senior Notes or pay any cash amounts due upon conversion when required will constitute a default under the indentures of such Convertible Senior Notes. A default under the indentures of such Convertible Senior Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Senior Notes.
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

The holders of our Redeemable Convertible Preferred Stock also have the right to receive certain Minimum Consideration upon a mandatory conversion, optional redemption, fundamental change or liquidation event. While we largely can control the occurrence of such events, if we are required to cash settle any of these obligations as a result of the liquidity conditions not being met, the amount of such cash settlement is subject to factors beyond our control and we cannot presently predict the amount of such cash settlement, which increases over time is not subject to any cap or limitation. A requirement to cash settle any obligations in relation to the Redeemable Convertible Preferred Stock may have a material adverse effect on our business, prospects, results of operations and financial condition. See “—The settlement of our obligations upon conversion, optional redemption or repurchase of our Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders.”
The settlement of our obligations upon conversion, optional redemption or repurchase of our Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders.
The Series A Redeemable Convertible Preferred Stock and the Series B Redeemable Convertible Preferred Stock are convertible into our common stock at an initial conversion price of $35.9520 per share and $43.7990 per share, respectively. The Conversion Price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event, and it has been adjusted to reflect the Reverse Stock Split. At issuance, the Series A Redeemable Convertible Preferred Stock was initially convertible into approximately 27.815 million shares of common stock, representing approximately 12% of our then issued and outstanding common stock. Upon entry into the Series B Subscription Agreement, the Series B Redeemable Convertible Preferred Stock was initially convertible into approximately 17.124 million shares of common stock, representing approximately 7% of our then issued and outstanding common stock. Holders of the Redeemable Convertible Preferred Stock may convert their shares (a) at any time that the closing price per share of our common stock on the trading day immediately preceding the date of the relevant notice of conversion is at least $55.00 (subject to certain adjustments), unless we otherwise consent to such conversion in our sole discretion, or (b) in all events during certain specified periods relating to a fundamental change or optional redemption by us. The number of shares of common stock issuable upon conversion (other than a mandatory conversion) in the future, subject to certain exceptions, is determined by dividing (i) the applicable Accrued Value (as defined in the Certificate of Designations) as of the conversion date by (ii) the applicable Conversion Price in effect as of such conversion date. Dividends on the Redeemable Convertible Preferred Stock are payable at an initial rate of 9% per annum in the form of dividends compounding on a quarterly basis. Such compounded dividends are not subject to any cap or sunset provisions and can accrue into perpetuity. As such, the number of shares of common stock issuable upon conversion may continue to increase in perpetuity as each of the compounded dividends increases the Accrued Value. Meeting these conversion obligations could impact our financial condition, liquidity, ability to obtain additional financing, or ability to allocate resources to addressing other aspects of our business including addressing the interests of the holders of our common stock. Except in the case of a mandatory conversion for which we elect (or are required) to satisfy our conversion obligation in cash (as further described under “—We may be unable to raise the funds necessary should any cash amounts become payable upon mandatory conversion or in connection with a fundamental change in relation to our Redeemable Convertible Preferred Stock, or to optionally redeem our Redeemable Convertible Preferred Stock”), any conversion, optional redemption or repurchase of the Redeemable Convertible Preferred Stock will also increase the number of shares of our common stock available for public trading, which could adversely affect prevailing market prices of our common stock.
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
The Redeemable Convertible Preferred Stock ranks senior to the common stock with respect to dividends and distributions of assets upon the Company’s liquidation, dissolution or winding up. In addition, the Redeemable Convertible Preferred Stock creates substantial obligations upon us in the case of a conversion, mandatory conversion, optional redemption, fundamental change or liquidation event that may have an adverse effect upon our financial condition and the interests of the holders of our common stock. The Redeemable Convertible Preferred Stock ranks senior to the common stock with respect to dividends, which substantially limits our ability to issue parity securities, junior securities or cash dividend securities, and may in some circumstances limit our ability to pay dividends on our common stock. Furthermore, the Certificate of Designations also provides that as long as Ayar owns at least 50% of the Redeemable Convertible Preferred Stock, we will comply with certain debt incurrence covenants in our ABL Credit Facility.
Holders of the Redeemable Convertible Preferred Stock also have rights to a guaranteed Minimum Consideration in the event that the Company exercises its right to mandatory conversion or optional redemption of the Redeemable Convertible Preferred Stock, and in the event of a fundamental change or liquidation event. See “—The settlement of our obligations upon conversion, optional redemption or repurchase of our Redeemable Convertible Preferred Stock is expected to dilute the ownership of common stockholders.” In addition, holders of our Redeemable Convertible Preferred Stock have the right to receive payment in cash upon a mandatory conversion, optional redemption or a fundamental change if certain liquidity conditions are not satisfied. See “—Servicing our current and future debt and potential payment obligations in certain circumstances under our Redeemable Convertible Preferred Stock may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness. Our payment obligations under such indebtedness and, if applicable, our Redeemable Convertible Preferred Stock may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business or otherwise adversely affect our results of operations” and “—We may be unable to raise the funds necessary should any cash amounts become payable upon mandatory conversion or in connection with a fundamental change or optional redemption in relation to our Redeemable Convertible Preferred Stock.”
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
Strategic business relationships have been and will continue to be an important factor in the growth and long-term success of our business. From time-to-time, we explore opportunities to enter into such relationships, including partnerships with original equipment manufacturers, service and charging providers, and technology innovators. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that we will be able to maintain such relationships. In addition, our competitors may capitalize on such opportunities before we do and we may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. For example, we have partnered with third-party EV charging providers to provide our customers with access to charging infrastructure, and we will rely on ongoing access to such infrastructure to provide our customers with charging solutions. If third-party EV charging providers terminate their partnerships or otherwise fail to deliver the anticipated benefits of their partnerships, our ability to provide a satisfactory customer experience will be harmed. In addition, although we have gained access to Tesla’s Supercharger network, any delay in implementing changes in Lucid vehicles required by Tesla by a certain milestone date may result in Tesla denying our access to their network. Our current and future alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
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
Further, the integration of acquired businesses, assets or personnel typically requires significant time and resources, which could result in a diversion of resources from our existing business, which could have an adverse effect on our operations, and we may not be able to manage the integration process successfully. For instance, in April 2025, we acquired select facilities and assets in Arizona previously belonging to Nikola Corporation, including Nikola’s former Coolidge manufacturing facility and the Phoenix facility, and we offered employment to certain former Nikola employees in roles across our Arizona facilities. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or equity-linked securities to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness could result in increased fixed obligations and exposure to potential unknown liabilities of the acquired business and could also include covenants or other restrictions that could impede our ability to manage our operations.

Our financial results may vary significantly from period-to-period due to fluctuations in our production levels, operating costs, product demand and other factors.
Our period-to-period financial results may vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles (which could also reduce sales of our existing vehicles), increase production capacity and establish or expand design, research and development, production, sales and service facilities. Our revenues from period-to-period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new incentives or product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of our current and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles in all of our markets, including price adjustments and/or incentives; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, including changes in trade policies and imposition or proposed imposition of tariffs; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; investment in expansion to new markets; or increase in our sales, service and marketing activities. See “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could also significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards from taxable years prior to 2018 will begin to expire in 2028. As of September 30, 2025, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards with no expiration. As of September 30, 2025, we had foreign net operating loss carryforwards, the majority of which will begin to expire in 2043. As of September 30, 2025, we maintain a full valuation allowance for our U.S. and the majority of our non-U.S. net deferred tax assets.
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
•the public’s reaction to financial projections and any other guidance or metrics that we may publicly disclose, including any decision to adjust or withdraw such financial projections, guidance or metrics;
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
•general economic and political conditions, such as uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of trade war, recessions, interest rates, inflation, bank closures and liquidity concerns at financial institutions, changes in diplomatic and trade relationships, fluctuations in foreign currency exchange rates, acts of war or terrorism, and natural disasters; and
•other risk factors listed in this section “Risk Factors.”
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the Convertible Senior Notes regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including global or regional conflicts and other geopolitical events, natural disasters, and any other global pandemics, as well as general economic, political and market conditions such as recessions, inflation, bank closures and liquidity concerns at financial institutions, or interest rate changes, may seriously affect the market price of our common stock and other securities, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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
The market price of shares of our common stock could decline as a result of substantial sales of common stock or securities convertible into shares of common stock, particularly by our significant stockholders, a large number of shares of common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.
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
As of September 30, 2025, the PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the eight directors to our Board.

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
Securities or industry analysts may or may not publish research or reports about us, our business, our market, or change their recommendations regarding our common stock adversely, which could cause the price and trading volume of our common stock to decline.
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
Item 5. Other Information.
During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-39408	April 25, 2023	3.1

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-39408	September 2, 2025	3.1

10.1*	Vehicle Production Agreement, dated July 16, 2025, by and between Lucid Group, Inc. and Uber Technologies, Inc.	8-K	001-39408	July 17, 2025	10.1

10.2	Subscription Agreement, dated July 16, 2025, by and between Lucid Group, Inc. and SMB Holding Corporation	8-K	001-39408	July 17, 2025	10.2

10.3	First Amendment to Subscription Agreement, dated September 2, 2025, by and between Lucid Group, Inc. and SMB Holding Corporation					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Schedules and certain portions of this exhibit have been redacted in accordance with Items 601(a)(5) and 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: November 5, 2025	By:	/s/ Taoufiq Boussaid
Taoufiq Boussaid
Chief Financial Officer