Form 10-K
period 2025-12-31
Lucid Group, Inc.
filed 2026-02-24
CIK 1811210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2025 (the last business day of registrant’s second quarter of fiscal year 2025), was $2.7 billion based upon the last sale price reported for such date on the Nasdaq Stock Market LLC. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding at February 18, 2026: 327,684,243

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”). Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “scheduled” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Annual Report and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies, management, and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to battery and powertrain systems, software, and strategic partnerships, technology features and capabilities, manufacturing capabilities and facilities, logistics and supply chain, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our distribution strategy, our financial and operating outlook, future market launches and international expansion, including our manufacturing facility in Saudi Arabia and related timing and value to us, our needs for additional financing, our search for a new CEO, and the promise of Lucid’s technology. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, economic, market, financial, political, regulatory and legal conditions, including changes of policies, imposition or proposed imposition of tariffs, export controls, threat of a trade war, the risk of a global economic recession or other downturn, bank closures and liquidity concerns at financial institutions, and global or regional conflicts or other geopolitical events, including recent geopolitical tensions in Venezuela;
•risks related to changes in overall demand for our products and services and cancellation of orders for our vehicles;
•risks related to prices and availability of commodities and components, including rare-earth minerals, semiconductors and their related products, and other materials, our supply chain, logistics, inventory management and quality control, and our ability to complete the tooling of our manufacturing facilities over time and scale production of our vehicles;
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
•the effects of competition and the pace and depth of EV adoption generally on our business;
•changes in regulatory requirements, policies, and governmental incentives;
•changes in fuel and energy prices;
•our ability to rapidly innovate;
•our ability to enter into or maintain partnerships with original equipment manufacturers, vendors and technology providers, including our ability to realize the anticipated benefits of our partnerships with Aston Martin, Uber, Nuro, and NVIDIA;
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
•risks related to our outstanding Redeemable Convertible Preferred Stock and Convertible Senior Notes;
•availability, reduction or elimination of, and our ability to obtain and effectively utilize, Zero Emission Vehicle (“ZEV”) credits, tax incentives, and other governmental and regulatory programs and incentives;
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
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Item 1A of Part I of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently do not know or that we currently believe are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect our expectations, plans or forecasts of future events and views as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. The forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this Annual Report.
Frequently Used Terms
Unless otherwise stated in Part II Item 8. Financial Statements and Supplementary Data, or the context otherwise requires, references in this Annual Report to:

“2026 Notes” are to the 1.25% Convertible Senior Notes due 2026;

“2030 Notes” are to the 5.00% Convertible Senior Notes due 2030;

“2031 Notes” are to the 7.00% Convertible Senior Notes due 2031;

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

“Convertible Senior Notes” refers to the 2026 Notes, the 2030 Notes, and the 2031 Notes;

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

PART I
Item 1. Business.
OVERVIEW
Mission
Lucid’s mission is to advance the state-of-the-art of electric vehicle (“EV”) technology for the benefit of all.
About Us
Lucid is a technology company that is shaping the future of mobility through its innovations, advanced technology, and software-defined vehicle platforms. The company’s award-winning Lucid Air and Lucid Gravity set new standards with their unmatched combination of performance, range, space, and efficiency. Additionally, through our collaboration with leading market and technology partners, Lucid is leveraging its advanced software and hardware architecture to power the next generation of advanced driver assistance system (“ADAS”) and true eyes-off, hands-off, and mind-off (“Level 4”) autonomous mobility systems for consumer and ride-hailing applications.
Lucid designed, developed, manufactures and sells two groundbreaking EVs: The Lucid Air sedan, for which customer deliveries began in late 2021, and the Lucid Gravity SUV, which arrived on the road in late 2024. Each product has advanced the state-of-the-art with technical achievements, innovations, and superlatives in performance, energy efficiency, electrical architecture, software, design, and manufacturing. Our Company’s unique and holistic approach to vehicle design and integration is aided by highly efficient miniaturized drivetrain components, which enables the Lucid Space Concept. This uniquely allows Lucid to merge a smaller exterior footprint with leading interior space, providing better comfort and more capacity for luggage or gear than other vehicles of similar size. We plan to expand our vehicle lineup with the upcoming Midsize platform vehicles, which are scheduled to start production in late 2026.
Lucid (i) designs, engineers and manufactures EVs, EV powertrains, and battery systems in-house, using our equipment and factories, (ii) designs and develops proprietary software in-house for Lucid vehicles that is continuously enhanced through over-the-air (“OTA”) software updates, (iii) offers an elevated customer experience at geographically distributed retail and service locations and through direct-to-consumer online sales, (iv) builds strategic partnerships in an effort to accelerate growth and expand into new markets such as robotaxis, and (v) boasts a strong product roadmap of future vehicle programs and technologies. Our focus on in-house hardware and software innovation, vertical integration, and a “clean sheet” approach to engineering and design led to the development of the award-winning Lucid Air and Lucid Gravity, and upcoming Midsize platform.
The Lucid Air and the Lucid Gravity are assembled at our EV manufacturing facility in Casa Grande, Arizona, named Advanced Manufacturing Plant-1 (“AMP-1”). In 2024, we completed key expansion activities to bring installed capacity at AMP-1 to 90,000 vehicles per year. By building AMP-1 from a clean slate, we expect to achieve greater operational efficiencies and more consistent production quality than would be possible through outsourced manufacturing or adaptation of an existing facility. An emphasis on vertical integration of manufacturing capabilities provides us the opportunity to control our technology roadmap, ensure a high degree of quality control, and improve product margins relative to an outsourced manufacturing arrangement. In 2022, we broke ground on the Advanced Manufacturing Plant-2 in Saudi Arabia (“AMP-2”), and in 2023, we began semi knocked-down (“SKD”) assembly, with installed annual capacity of 5,000 vehicles. The initial operation is re-assembly of the Lucid Air and the Lucid Gravity vehicle ‘kits’ that are pre-manufactured at AMP-1. In 2024, we started an expansion at AMP-2 to enable completely-built-up (“CBU”) unit production with an additional installed annual capacity of 150,000 vehicles. The start of production of our Midsize platform is scheduled for late 2026, which we expect will expand our market reach into higher-volume vehicle segments.
We sell vehicles directly to consumers through our retail sales network and online channels, including Lucid Financial Services. As of December 31, 2025, we have opened 45 Studios and service centers in North America, 12 in Europe, and 5 in the Middle East, complemented by various temporary and satellite service centers. In the United States (“U.S.”) and Saudi Arabia markets, we believe that owning and operating our sales network provides the best opportunity to closely manage the customer experience, gather direct feedback, and ensure that every interaction is tailored to customer needs.
As we expand globally, our strategy includes establishing third-party distribution partnerships through proven business models such as importer, dealer, agent, and authorized repairer relationships. Introducing these channels is expected to enable rapid growth in these markets while optimizing the capital required to build a comprehensive sales and service network. All third-party partnerships are expected to be governed by robust agreements, standards, and guidelines to ensure compliance and maintain the Lucid customer experience throughout the entire journey.

We also own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house capabilities, we continue to grow an approved list of specially trained collision repair shops, which in some cases serve as repair hubs for mobile service. For urgent roadside needs, we have contracted with a third-party roadside assistance partner. As a technology company, we complement these offerings with remote diagnostics, proactive alerts, and OTA updates. This combination of in-house capabilities, supplementary service partners, and remote support is designed to deliver a premium and seamless service experience.
Market Opportunity
We are defining the next generation of sustainable mobility by uniting our California aesthetic with our high-tech and Silicon Valley roots. We are leading the next wave of innovation, not only with EVs but also with vehicles overall. Our technology and the Lucid Space Concept enable us to provide better functional attributes than competitors who rely on platforms that must accommodate hybridized and internal combustion propulsion systems. With the Lucid Air and the Lucid Gravity, we target consumers who desire vehicles with a high-end aesthetic, high performance, and the accompanying premium high-level experience. With our planned entry into some of the world’s highest volume segments with our Midsize platform vehicles, we aim to bring our high level of design and performance to a broader market, at a more accessible price point to unlock new scale opportunities for our Company.
The Lucid Air and the Lucid Gravity compete in the global luxury vehicle markets. Our competitive advantage is defined by our leading EV hardware and software technology, developed entirely in-house. The Lucid Air Pure is the most efficient vehicle in the world (as measured by U.S. Environmental Protection Agency (“EPA”) estimated range per kilowatt-hour), the Lucid Air Grand Touring is the longest-range and the fastest-charging (as measured by EPA-estimated range per minute) EV in its class, and the Lucid Gravity Grand Touring is the fastest-charging (as measured by EPA-estimated range per minute and time to add 200 miles of range) and longest-range (as certified by the U.S. EPA) EV in its class on the market today. The Lucid Air Sapphire is the highest-performance version of the Lucid Air, a world-leading combination of 1,234 horsepower from three motors, the ability to accelerate from zero to 60 miles per hour in 1.89 seconds, and a quarter-mile time of 8.95 seconds. Our Midsize platform is expected to expand our reach, providing accessible luxury to a market that is substantially larger than our current addressable market across North America, Europe and the Middle East.
We are defining a recognizable brand that is synonymous with elegant design, excellent driving performance, and outstanding range. We believe the ideal automotive experience is one comprised of several essential elements, including: (i) high-end comfort and significant attention to detail in design, content, materials, and fit and finish, (ii) superior customer interaction, with high-touch customer engagement throughout both the sales cycle and ownership journey, and (iii) convenient service that exceeds that of a non-premium automotive experience.
Our EV product offerings benefit our customers and communities through zero local emissions and significantly lower emissions over their lifetime when compared to internal combustion engine (“ICE”) vehicles. The market is still nascent, with an estimated 16% and 8% of new passenger vehicle sales for 2025 being battery electric vehicles (“BEV”) worldwide and in North America, respectively (figures are estimates from S&P Global).
In addition to the sale of Lucid-branded vehicles, we believe that our technological leadership and manufacturing capabilities present a further opportunity to generate revenue while making a positive impact on our communities and environment through strategic technology partnerships, as well as the sale or licensing of EV platforms, powertrains, battery technology, and embedded controls software to third parties. Such platforms, powertrain and battery arrangements could facilitate and accelerate the shift to electrification for traditional automotive original equipment manufacturers (“OEMs”), pure-play EV companies, and prospective partners in the transportation sector, thereby enabling the global production of EVs in greater volumes and at diverse price points to approach a broad market.
More recently, we have entered the robotaxi market to further leverage our technologies and capabilities and position ourselves in a fast- growing market. In 2025, Lucid formed a partnership with Uber Technologies, Inc. (“Uber”) and Nuro, Inc. (“Nuro”) to launch a next-generation autonomous robotaxi leveraging Lucid Gravity’s advanced technology platform, redundant electrical and controls architectures, and long range, which together make it an ideal fit for use in a scalable robotaxi offering. The program, which is expected to first launch in the San Francisco Bay Area, is planning to deploy an initial 20,000 or more Lucid vehicles over the next six years following the start of production in dozens of markets around the world.
Competitive Strengths
•Revolutionary Powertrain Technology. Our proprietary EV technology delivers outstanding range, charging, and driver-oriented performance, all while achieving higher efficiency ratings than other EVs as measured by miles of range per kilowatt hour of energy consumed. The Lucid Air has received EPA-estimated range ratings of over 400 miles for each of its trim levels and the Lucid Air Grand Touring holds the title for the longest-range passenger vehicle sold, with an EPA-estimated range of 512 miles. The Lucid Gravity Grand Touring delivers an EPA-estimated range of 450 miles, while the only other competitive vehicle on the market today offering comparable driving range requires a battery pack over 60 percent larger in capacity.

We designed the Lucid Air and the Lucid Gravity with a proprietary high-voltage electrical architecture, the Wunderbox on-board inverter and charger, and an efficient battery management system, all developed in-house by our teams, enabling customers to spend less time charging. For example, during DC fast charging, the Lucid Air Grand Touring can add up to 200 miles in about 12 minutes, while the Lucid Air Touring and Lucid Air Pure can add up to 200 miles in about 16 minutes. The Lucid Gravity Grand Touring can charge at up to 400 kW and add 200 miles in about 11 minutes, while the Lucid Gravity Touring can charge at up to 300 kW and add 200 miles in about 15 minutes. All estimates are based on EPA-rated range, the use of a DC fast charger that is capable of providing sufficient charge power, and the most efficient trim of each vehicle. Actual rates will vary based upon vehicle equipment, charging equipment and charging conditions. Charging times based on the Worldwide Harmonized Light Vehicles Test Procedure ratings may indicate lower charging times. In November 2023, we launched RangeXchange, the first application of the bi-directional charging capability built into the Lucid Air. Using Lucid’s innovative vehicle-to-vehicle (“V2V”) RangeXchange adapter and the latest mobile charging cable, the Lucid Air can function as the power source to charge another EV. With the launch of Lucid Gravity, we extended this V2V capability to our SUV platform, enabling both Lucid Air and Lucid Gravity to serve as power sources for other EVs. In the future, we plan to further unlock the potential of the bi-directional charging capability built into the Lucid Air and Gravity to serve as a back-up power source for residential applications, such as during emergency power grid outages, when paired with Lucid Connected Home Charging Station. Additional equipment will be needed at the home to enable back-up power capabilities.
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
•Software Defined Vehicles. Our advanced software-defined vehicle architecture is applied throughout our vehicles to allow us to continually tune and improve vehicle performance and add features through OTA software updates.
•Highly Differentiated Performance. Our advancements in battery pack and drivetrain technology, created through a clean-sheet approach to engineering, have resulted in compelling performance and efficiency in our vehicles. The Lucid Air Sapphire offers 1,234 horsepower, a 0-60 miles per hour acceleration time of 1.89 seconds, a standing quarter-mile time of 8.95 seconds, and 427 miles of EPA-estimated range.
•Directly Owned Manufacturing. Our vehicles are produced at AMP-1, the first purpose-built, greenfield EV manufacturing facility in North America. With the Lucid Air already in production, expansion activities have been completed to enable the concurrent production of the Lucid Air and the Lucid Gravity. Key elements of our vehicle engineering enable efficient and advanced manufacturing processes with a high degree of quality control. For example, we designed the aircraft-inspired riveted and bonded monocoque body structure to enhance structural efficiency and replace spot welds in the manufacturing process. Additionally, we manufacture and assemble our complete electric powertrain at AMP-1, including assembly of battery packs, integrated drive units, and the Wunderbox. In September 2023, we also opened AMP-2, which was Saudi Arabia’s first-ever car manufacturing facility and our first manufacturing facility outside the United States, where we commenced SKD assembly operations. Our AMP-2 site is undergoing significant transformation to add an additional 150,000 units of fully integrated installed capacity to produce vehicles from our Midsize platform.
•In-House Sales and Service in the U.S., Canada and Saudi Arabia. Consistent with the focus on vertical integration in our manufacturing processes, we employ a direct sales and service model in the U.S., Canada and Saudi Arabia to maintain full control over the customer experience and ensure that interactions are aligned with Lucid standards. We are also scaling our own service operations to support planned future growth, in addition to further developing our established network of partnerships with body shops and other ancillary service partners that meet our expectations for customer service. In addition to the well-established direct sales and service model in markets where we have traction and scale, we are also actively evaluating alternative importer and agency models to enhance flexibility and optimize our distribution strategy in response to evolving market dynamics.
•Product Design. The Lucid Air and the Lucid Gravity fuse art and science to capture the full potential of electrification. As our company’s first vehicle, the Lucid Air established the bar for excellence across all our products and experiences. The Lucid Space Concept represents a technical breakthrough, achieved by rethinking the way an automobile is designed from the ground up. Our reimagining of the car has resulted in class-leading interior space for the driver, passengers, and storage within a compact and efficient exterior. The Lucid Gravity builds upon this design philosophy to deliver space for occupants and cargo that outclasses the competition in a vehicle with a significantly smaller exterior footprint.
•Deep Experience. We have assembled a seasoned management and advisory team with deep experience in the automotive, and EV and technology industries. The management team is rounded out by executives with significant experience.

•Strategic Partnerships. We have established strong relationships with suppliers and partners to deliver the Lucid Air, Lucid Gravity, and our Midsize platform vehicles. We have battery cell supply agreements in place with leading suppliers in the EV space and have also begun entering into agreements to help ensure our supply of critical battery precursor materials.
Growth Strategy
We aim to create opportunity, including in autonomous driving, as an automotive company and a technology provider for other automotive OEMs.
•Vehicle Roadmap. We have established a roadmap for future vehicle lines that includes a variety of vehicle types expected to perform well in higher volume segments. After establishing our brand with the Lucid Air and the Lucid Gravity, we plan to offer three new vehicles from our new Midsize platform, enabling sales in some of the highest-volume vehicle segments, which we expect will enable us to leverage economies of scale and significantly improve the efficiency of our operations. We continue to make progress in establishing a strong brand with our customer base in premium vehicle markets across the globe.
•International Expansion. We plan to increase our market presence in multiple geographies along with the relevant retail and service footprint across each geographic region. Expanding across global markets is key to achieving the economies of scale needed to become profitable. The expansion is expected to enhance our brand presence and awareness and support our growth objectives. Additional business and distribution models are being implemented to both accelerate speed to market while optimizing resource requirements.
With our global expansion, and the addition of fully integrated assembly operations with 150,000 units of planned installed capacity at our AMP-2 facility in Saudi Arabia, we are expanding our manufacturing footprint globally. We anticipate that a localized supply chain, production, distribution and retail network will yield cost savings and lower carbon emissions with shorter transportation distances and better response to the needs of our customers.
•Technology Platform & Licensing. Lucid vehicles are engineered to serve as a platform for delivery of new customer services and next generation experiences, including autonomous mobility. In connection with our partnership with Uber and Nuro announced in July 2025, and the closing of a $300 million strategic investment from SMB Holding Corporation (“SMB”), a subsidiary of Uber, we have agreed to deploy a minimum of 20,000 robotaxis. In 2025, we achieved several significant milestones, and we are preparing for an expected first commercial deployment in the San Francisco Bay Area. We anticipate that the demand for high levels of autonomous driving will continue to grow as consumers experience more autonomous technology. We continue to be motivated to achieve a future where transportation is fully sustainable. Our expanding technology partnership ecosystem, combined with potential future sales of our technology platform to traditional automotive OEMs will further accelerate these efforts.
Our Vehicles
Lucid Air
The Lucid Air is the most advanced sedan in the world, featuring California-inspired design and award-winning powertrain technology. As Lucid’s first vehicle, the Lucid Air has established Lucid as the preeminent force in EV technology. Since the first deliveries to customers in October 2021, the Lucid Air has been the benchmark for luxury vehicles and EVs, continuing to grow in popularity. The Lucid Air has earned awards and accolades from around the world, including Motor Trend Car of the year for 2022, World Luxury car in 2023, Car and Driver 10Best in every year since it has been eligible, EV of the Year/Car of the Year from world-renowned tech reviewer Marques Brownlee for 2024, and German Performance Car of the Year in 2025.
The Lucid Air is offered in an array of trims and configurations at different price points with distinct superlatives. The 2026 Air Pure offers a remarkable 420 miles of EPA-estimated range (when equipped with 19” wheels), with just an 84-kWh battery pack, and thus achieves a landmark 5.0 miles per kilowatt hour of energy; with an official EPA-rated 146 MPGe, the Air Pure is the most efficient vehicle on the market today. With 512 miles of EPA-estimated range (when equipped with 19” wheels), the Lucid Air Grand Touring continues to lead the market in range by a significant margin, enabled by advancements in Lucid’s electric powertrain technology. The Lucid Air Sapphire is the highest-performance version of the Lucid Air, boasting 1,234 horsepower from three motors, 427 miles of an EPA-estimated range, the ability to accelerate from zero to 60 miles per hour in 1.89 seconds, and a quarter-mile time of 8.95 seconds.

Lucid Gravity
The Lucid Gravity, for which we began production in December 2024, reimagines what an SUV can be, and is conceived from the ground up to offer a previously impossible combination of features. Enabled by Lucid’s revolutionary technology, the Lucid Gravity provides the interior space and practicality of a full-size SUV within the exterior footprint of a mid-size SUV. As a result, it provides a sophisticated space for up to seven adults, game-changing versatility, and an unparalleled driving experience. Leveraging Lucid’s in-house powertrain technology, we have engineered the Lucid Gravity Grand Touring to deliver up to 450 miles of EPA-estimated range (when equipped with 20”F/21”R wheels and configured as a 2-row, 5-seat vehicle), while the only other competitive vehicle on the market today offering comparable driving range requires a battery pack over 60 percent larger in capacity. The Lucid Gravity has distinguished itself with an exceptional collection of accolades, including EV of the Year from world-renowned tech reviewer Marques Brownlee for 2025, Car and Driver’s prestigious 10Best Trucks and SUVs list for 2026 as the sole EV honored, Esquire Car of the Year for 2026, and Good Housekeeping Best Luxury EV for Families for 2026.
We designed the Lucid Gravity to share components with the Lucid Air where optimal, and we continue to evaluate opportunities to apply components developed for the Lucid Gravity to the Lucid Air, further expanding the number of common parts while also enhancing the customer experience in the Lucid Air. We anticipate these measures will enable efficiency in design, engineering, and capital expenditure deployment for the Lucid Gravity.
The Lucid Air and the Lucid Gravity are software-defined vehicles, designed to improve over time, with OTA software updates and key hardware already in place in the vehicle. This holistic systems approach to the integration of hardware and software is what allows us to provide these continuous OTA updates.
As discussed in “— Technology” below, the Lucid Air and the Lucid Gravity are underpinned by the Lucid Electric Advanced Platform (“LEAP”), which is designed with adjustability to support multiple vehicle variants to enable greater capital efficiency and speed to market.
Future Vehicle Programs
We started by manufacturing higher-end vehicles to establish our brand. We expect to progress to higher-volume vehicle segments over time, which require a higher throughput from manufacturing and distribution. Beyond the Lucid Air and the Lucid Gravity, we plan to expand our vehicle lineup with vehicles built on a new Midsize platform, with which we intend to enter lower-price and higher-volume vehicle segments. The Midsize platform is currently in advanced stages of development and is scheduled to start production in late 2026.
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
We have refined our battery systems over many years in real-world applications, including more than 445 million miles of vehicle testing and the supply of battery packs to all teams in the world’s premier EV open wheel racing series. We have used the data accumulated from these activities to refine our technology and thoughtfully develop the Lucid Air, and subsequently the Lucid Gravity.
We believe our in-house research and development organization establishes us as a leader across multiple technologies and areas of expertise. Our technological achievements include significant advancements to the core technologies that enable our EVs to offer a combination of features not available elsewhere on the market.
Areas where our in-house engineering has driven advancement include:
•Battery Pack. The Lucid Air’s battery pack translates our motorsport experience and more than 445 million miles of real-world testing into a compact and energy dense unit that was developed in-house with a clean-sheet approach to engineering. The battery pack is designed to be scalable and modular, providing opportunities for cost and range variations. This modular approach also supports our vision to revolutionize EV technology through mass industrialization. Our single piece injection molded battery module is race derived yet designed for mass production, with electrical “bus bar” connectors that are integrally captured in the molding in a single operation – a significant technological advancement.

We designed our battery pack for performance, with low resistance cell designs coupled with advanced cell end-cooling to allow for improved battery cooling efficiency. This efficiency ultimately drives a downsizing of the cooling system and thereby further increases range. Using the same system-level optimization strategy, the battery cells incorporated into our battery packs are meticulously co-designed with our industry-leading suppliers to target the optimal trade spaces between energy density, recharge/discharge rates and other characteristics, to create a pack that delivers energy and power at the vehicle level that surpass the pareto frontier of the rest of the industry.
We transferred the technology developed for the battery pack in the Lucid Air to the Lucid Gravity, which provides the basis for a more advanced design we are industrializing and optimizing for our Midsize platform vehicles, and to technologically adjacent markets. See “— Growth Strategy.”
•Integrated Electric Motor, Inverter and Transmission Drive Unit. For our motor and gearbox system, we have developed permanent magnet motors in-house. Combining these motors with an inverter and an integrated gearbox and differential creates an advanced electric drive unit that weighs just 163 lbs. (74kg) and is small enough to fit inside a carry-on travel roller bag. This drive unit is both powerful and efficient, offering torque to deliver the exceptional performance that our vehicles are known for while remaining incredibly small and lightweight, giving the passengers luxurious amounts of space and utility in a relatively compact vehicle footprint.
The drive unit used in the Lucid Air and the Lucid Gravity can generate up to 670 horsepower with a power density up to 9.0 horsepower per kg, depending on vehicle trim and variant. This compactness allows for one, two or even three units to be used to power a Lucid Air or Lucid Gravity. We applied the same drive unit architecture and design philosophy to create a bespoke product for the world’s premier EV open wheel racing series with a power density of over 14.5 horsepower per kg.
The enablers of these electric motor characteristics include a set of inventions that are part of our intellectual property portfolio. Most notably, a new motor winding technology offering increased power output and reduced electrical losses. The motor also features an innovative patented cooling system that more effectively removes heat from the stator winding, reducing losses and boosting efficiency.
The compactness of our electric drive units lays the foundation for the Lucid Space Concept vehicle design approach. The patented, fully integrated transmission and differential also contribute to this approach. Together, these components comprise a unified, integrated rotational system that is both lightweight and extremely efficient. Additionally, we leverage high voltage, silicon-carbide metal–oxide–semiconductor field-effect transistor (“MOSFET”) devices in our inverters to increase efficiency, especially in real-world driving conditions.
A new drive unit architecture, Atlas, is planned to go into production for our Midsize platform vehicles and is expected to further advance the state-of-the-art and with fewer components, lower cost and further improved efficiency.
•Bi-directional Charging. Lucid’s high voltage architecture, capable of supporting 900V+, and our Wunderbox are key enablers inside the Lucid Air and the Lucid Gravity electrical platforms. We designed the Wunderbox to enable ultra-fast DC and bi-directional AC charging with proprietary technology. It is a multi-function unit, developed in-house to help ensure compatibility with various charging stations and power levels, from Level 1 AC up to Level 3 DC fast charging. It also enables “boost-charging” when needed, such as when connected to 400V DC charging infrastructure.
In addition, we designed the Wunderbox to enable a wide array of future-ready, bi-directional power delivery features, such as vehicle-to-grid (“V2G”) applications for situations such as managing home power outages. We also launched RangeXchange, an innovative new feature enabling the Lucid Air and the Lucid Gravity to directly charge another EV. This capability is enabled by our bi-directional charging technology built into every vehicle via an OTA software update, as well as the available RangeXchange adapter. This holistic systems approach to the integration of hardware and software is what allows us to provide these value-add updates and truly sets us apart in the automotive industry.
•Software System. The Lucid Air and the Lucid Gravity are true software-defined vehicles. With software-enabled future-ready hardware, Lucid vehicles can evolve over time to best meet customer needs long after they take delivery. With highly advanced processing capabilities, the system leverages data analytics and OTA updates to improve and refresh the vehicle over time. We deploy frequent OTA software updates that provide new features, improvements, and bug fixes.

•Controls Software. The core technology in the Lucid Air and the Lucid Gravity is fully conceived in-house. This includes a state-of-the-art computing platform, using our Ethernet Ring architecture, as well as intelligent fuse boxes and future proofed advance lighting systems, which is able to be upgraded with software to enable additional and improved features related to performance, range, and user experience. In 2023, with the release of the Lucid Air Sapphire, an In-House Traction Control and Torque Vectoring system was designed, implemented, and calibrated on various surfaces, delivering the performance attributes which gained broad acclaim. In 2024, with the Lucid Air rear-wheel drive, we developed Regen Traction Control to improve the performance of the vehicles in regen mode. In 2024, we also introduced a no-regen mode as an additional option for Lucid Air customers.
•Boost Charging Through Drive Unit. In April 2025, we executed a major change to the rear drive unit which allowed it to be used as a boost converter. We made other major modifications to the body and high voltage architecture to relocate and change the charge port from the Combined Charging System (“CCS”) to the North American Charging Standard (“NACS”). These changes enabled Lucid Gravity Grand Touring, which utilizes a 900V+ high voltage architecture, to charge at 220+ kW natively on the 400V Tesla V3 Supercharger Network, while also allowing for 400 kW charging on 1000V chargers.
•Lucid DreamDrive. The Lucid Air is equipped with an extensive sensor suite, high on-board computing power, back-up systems for ADAS and, over time, increased levels of automation. With up to 32 ADAS sensors onboard, the Lucid Air features one of the most comprehensive sensor suites among currently available production vehicles. The Lucid Air includes certain features with Level 2 ADAS functionality and is capable of software upgrades via OTA updates. Further, by collecting and analyzing fleet data, we continue to enhance our ADAS features and improve the Lucid experience.
•ADAS and Autonomous Vehicles (“AV”) Capabilities. Lucid Gravity builds on the success of the Lucid Air with the next-generation DreamDrive 2 system. This system features significantly increased compute capability and higher-resolution sensors. Drive Assist and Lane Change Assist are now provided on all Lucid Gravity vehicles as standard features, providing Level 2 hands-on lane centering in all operational domains, as well as driver-initiated lane changes.
In August 2025, we introduced an OTA update to the Lucid Air, the Hands-Free Driving Assist and Hands-Free Lane Change Assist features. These features are also currently in development for Lucid Gravity, and are expected to be rolled out via OTA updates to vehicles equipped with the DreamDrive 2 Pro system in 2026.
In October 2025, we announced a new roadmap for ADAS and autonomous driving, turbocharged by NVIDIA Corporation (“NVIDIA”) DRIVE AV platform. It begins with eyes-on, point-to-point driving (“Level 2++”) for the Lucid Gravity and the Company’s upcoming Midsize vehicles and ultimately aims to be the first Level 4 consumer owned autonomous vehicle. To achieve Level 4, we intend to leverage NVIDIA’s multi-sensor suite architecture, including cameras, radar, and lidar. This next-generation AI computing platform, with its centralized architecture and redundant processors, is expected to unify all automated driving functions, enabling a seamless evolution through the autonomy spectrum.
•Advanced Safety Performance. In November 2025, the Euro New Car Assessment Program (“NCAP”) awarded the Lucid Gravity a 5-star safety rating, an achievement received by the Lucid Air in 2022. This was achieved through a combination of advanced Active Safety features introduced with DreamDrive 2 and enhanced passive safety elements built into the structural design of every Lucid Gravity vehicle.
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

In 2024, we completed the phase 2 expansion project for all key manufacturing activities at AMP-1, including paint shop, stamping, a new body shop for the Lucid Gravity, and a majority of our powertrain shop. Our AMP-1 phase 2 facility currently manufactures the Lucid Air and the Lucid Gravity. These expansion activities resulted in 90,000 units per year of installed capacity. In the fourth quarter of 2024, we started to shift operations at the Lucid Powertrain Manufacturing-1 (“LPM-1”) plant from dedicated powertrain manufacturing to remanufacturing. In 2025, we substantially transitioned LPM-1 to remanufacturing while we housed dedicated powertrain operations at AMP-1 phase 2.
In September 2023, we opened AMP-2, which was Saudi Arabia’s first-ever car manufacturing facility and our first manufacturing facility outside the United States, where we commenced SKD assembly operations. The facility’s initial operation is re-assembly of SKD Lucid Air and Lucid Gravity vehicle “kits” that are pre-manufactured at AMP-1. It has installed annual capacity of 5,000 vehicles with the intent to scale up operations to meet demand in the Middle East.
In 2024, we started the expansion of our AMP-2 facility to enable CBU unit production with target installed annual capacity of 150,000. Once completed, AMP-2 is expected to have all the key manufacturing activities including stamping, body in white, painting, general assembly, and eventually powertrain production.
Supply Chain
Our vehicle contains thousands of parts and materials from suppliers around the globe. Lucid’s sourcing plans utilize a comprehensive qualification process to assess technical capability, quality, cost, applicable tariffs, footprint, etc. Challenges in supply chain remain, so collaborative relationships are essential. Lucid works closely with suppliers in the upfront development process and in supporting production needs and requirements while aiming to reduce exposure to tariffs. We have multiple multi-year sourcing agreements for lithium-ion batteries, a key component of our battery system with suppliers, and have announced long-term critical minerals sourcing partnerships.
Go-To-Market Strategy
Our typical customer journey begins through our advanced digital platform. We use several channels to educate customers regarding our brand identity, explain the advantages of our technology, highlight the people behind our design and technology, and provide an easy gateway for ordering and ownership. Our goal is to cultivate brand loyalty and affinity with our customers. Our direct-to-consumer model allows customers the option of building vehicles to order or selecting from available cars via our digital platform. On the website, customers can experience our online vehicle configurator, which provides an opportunity to explore trims, colors, and features to determine the perfect Lucid for their needs. From there, we provide the customer with the option to either schedule a test drive, place an order online, contact our sales department, or visit one of our retail stores or gallery locations, which we refer to as “Studios.” This sales model, combined with a digitally enhanced luxury experience through our website and a refined in-store experience, creates opportunities to tailor to each customer’s purchase and ownership preferences and provide us with a level of control and refinement essential to building loyalty and ambassadorship among our intenders and customers. Through our omni-channel approach, Lucid intenders have the option to visit a Studio in person, make their inquiries entirely online, talk to an inside sales representative, or enjoy a combination of the three experiences with seamless handoffs.
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
Retail locations serve both as our sales channels and marketing tools in high-foot-traffic locations within urban areas. As of December 31, 2025, we had 62 Studios and service center locations opened, including locations in North America, Europe, and the Middle East markets. We expect to increase coverage throughout these regions in 2026. Expanding our presence in existing and new geographies will increase our customer convenience, share of total addressable market, and overall brand awareness and consideration.
In addition to our direct-to-consumer approach, we plan to commence expansion globally through third-party distribution channels. This strategy introduces importer, dealer, agent, and authorized repairer concepts to complement our existing retail footprint. These partnerships are expected to allow us to accelerate market penetration and scale our operations efficiently across diverse regions. By combining direct and indirect distribution models, we aim to maximize reach, enhance customer accessibility, and strengthen brand presence globally.
With a focus on convenience, our service operations include vehicle and customer support through our network of brick-and-mortar service centers, and at customers’ physical locations through our mobile service offerings. Customers are also served through certified partners for roadside assistance and collision repairs. We designed our vehicles to enable OTA updates and remote diagnostics.

We leverage third-party charging networks in our market regions, rather than investing heavily in proprietary fast-charging infrastructure or high-power networks. Our Lucid App provides customers seamless Plug and Charge (“PnC”) access at partnering networks in North America and Europe, ensuring convenient charging options.
On January 31, 2025, our customers gained access to Tesla’s supercharging network in addition to the vast CCS infrastructure, which is expected to significantly enhance convenience and reduce concerns related to range anxiety. The Lucid Gravity vehicles gained access to the Tesla Supercharger network with native NACS charge port in the first quarter of 2025, while the Lucid Air vehicles gained access to the Tesla Supercharger network, via an adapter, in the third quarter of 2025.
For at home charging, the Lucid Connected Home Charging Station can be installed to provide convenient, simple, and seamless charging at home, or the Lucid mobile charging cable can plug into a variety of household outlets. The Lucid Air and the Lucid Gravity support V2V charging and we expect to support further bi-directional capabilities with our vehicles and Lucid Connected Home Charging Station.
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
Government Regulations and Credits
Environmental Regulations
We operate in an industry that is subject to extensive environmental regulations. The laws and regulations to which we are or may become subject govern, among other things, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation, and disposal of hazardous materials; the protection of the environment, natural resources, and endangered species; and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, state, provincial and local level is and will be an important aspect of our ability to continue our operations.
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
Regulatory Credits
Various jurisdictions have regulatory schemes to control emissions or fuel economy from automobiles through the creation of standards and tradeable credits.
The manufacture, sale, or registration of ZEVs in certain regions will generate regulatory credits Lucid can bank or sell to other manufacturers that do not comply with regulatory standards. At the U.S. federal level, credits may include Corporate Average Fuel Economy (“CAFE”) credits under U.S. Department of Transportation standards, greenhouse gas (“GHG”) and other emission limitations credits from EPA programs. Similar national-level programs exist in other markets, including the European Union, Switzerland, Canada, and Saudi Arabia. It may also include credits in up to 17 U.S. jurisdictions referred to collectively as the “ZEV States” that require compliance with ZEV program mandates (California, Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, Washington, and the District of Columbia), although the current U.S. Administration has taken action to revoke the authority of ZEV States to enforce these regulations and the issue is now pending in litigation. Low-Emission Vehicle (“LEV”) credits may also be generated and sold in California and most of the ZEV States plus Pennsylvania. We believe the recent proposal to lower the U.S. federal fuel economy standards could have the market effect of reducing pressure on other automakers to innovate, leading them to scale back EV and efficiency investments and thereby creating a long-term competitive advantage and market opportunity for Lucid.
Other Credits, Incentives, and Mandates
We may benefit from additional opportunities under other government laws and regulations. We are eligible for various tax credits, abatements and other benefits, including: the federal 45X Advanced Energy Production Credit; the Qualified Facilities tax credit in Arizona; the EPIC 4 Investment Program in California, a California sales and use tax exclusion under the California Alternative Energy and Advanced Transportation Financing Authority; and other hiring and job training grants and income tax credits in Arizona, California, and Michigan. Our vehicles may also be eligible for purchase incentives in certain jurisdictions, such as Norway, and certain U.S. states.

Some jurisdictions, such as the European Union (“EU”), have announced a requirement for the sale of ZEV as of a certain year, and Lucid as an EV manufacturer is already able to comply with these requirements across our entire product portfolio as we expand. Our competitors by contrast will need to reconcile assets, workforces, and intellectual property designed for ICE vehicles to these mandates.
EPA Emissions and Certificate of Conformity
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that our vehicles comply with applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in the United States, and an Executive Order from CARB is required for vehicles sold in states that have adopted California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California emission standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 16 states plus the District of Columbia that have adopted California’s stricter emissions LEV standards, including Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington.
Although our vehicles have zero emissions, we are required to seek an EPA Certificate of Conformity and, for vehicles sold in California or any of the other 17 U.S. jurisdictions that have adopted the stricter California emission standards, a CARB Executive Order.
Vehicle Safety and Testing
Our vehicles are subject to, and are required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. Federal Motor Vehicle Safety Standards (“FMVSS”). The Lucid Air and the Lucid Gravity fully comply with all applicable FMVSS without any exemptions, and we expect our future vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSS, and while we anticipate compliance, there is no assurance that we will comply with such changes under the final versions as enacted. We must self-certify that our vehicles meet all applicable FMVSS, as well as the NHTSA bumper standard, or otherwise are exempt, before our vehicles can be sold in the United States. Numerous FMVSS will apply to our vehicles, such as crash-worthiness requirements, crash avoidance requirements and EV-specific requirements. We are also required to comply with other federal laws and regulations administered by NHTSA, including, among other things, ensuring our vehicles do not contain defects related to motor vehicle safety, recall requirements, the CAFE standards, Theft Prevention Act standards, consumer information labeling requirements, reporting required notices, bulletins and other communications, Early Warning Reporting, foreign recall reporting, parts content disclosures and owner’s manual requirements.
The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law requires inclusion of city and highway fuel economy ratings, as determined by the EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.
We intend to continue expanding our offerings outside of the United States, and in connection with such expansion, our vehicles will be subject to foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign or retesting. For example, the EU has established approval and oversight rules requiring that a national authority certify compliance with heightened safety rules, emissions limits and production requirements before vehicles can be sold in each EU member state.
In addition to the various territorial legal requirements we are obligated to meet, the Lucid Air has earned five-stars, the highest possible overall safety rating, from the two main voluntary vehicle safety performance assessment programs, the NHTSA NCAP and Euro NCAP. These programs have introduced several additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from legal requirements, such as side impact, but have higher performance requirements. Others are unique to the programs. These safety tests included the following:
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
While there are currently no U.S. federal regulations specifically pertaining to autonomous vehicles or autonomy equipment, NHTSA has published recommended guidelines on autonomous vehicles and retains the authority to investigate and act on the safety of any vehicle, equipment or features operating on public roads. Certain U.S. states also have legal restrictions on the operation, registration or licensure of autonomous vehicles, and many other states are considering similar restrictions. This regulatory patchwork increases the legal complexity with respect to autonomous vehicles in the United States.
In markets that follow the regulations of the United Nations Economic Commission for Europe (“UNECE”), some requirements restrict the design of advanced driver assistance or autonomous features, which can compromise or prevent their use entirely. Other applicable laws, both current and proposed, may hinder the path and timeline to introducing such features in the markets where they apply. Jurisdictions, including China, have implemented autonomous vehicle regulation while others continue to consider new regulation. Any implemented regulations may differ materially from those in the United States and Europe, which may further increase the legal complexity of advanced driver assistance and autonomous features and limit or prevent certain features.
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
Battery Safety and Testing Regulations
We design our battery packs to conform to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, are based on the U.N. Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related U.N. Manual Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck or air. We plan to complete all applicable transportation tests for our battery packs, demonstrating our compliance with applicable regulations. We use lithium-ion cells in the high voltage battery packs in our vehicles. The use, storage and disposal of battery packs is regulated under federal and state laws.
We also design our battery packs to comply with the UNECE R100 regulation necessary for type approval in the EU as well as the CE requirements necessary to import or sell EVs in the EU.
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
Data Privacy and Cybersecurity Regulation
We are subject to, or otherwise affected by, a variety of increasingly stringent federal, state, local and international laws and regulations relating to data privacy and cybersecurity, including, among other laws and regulations, contractual obligations, and industry standards that impose certain obligations and restrictions with respect to the processing of personal information of our employees, customers, and other third-party individuals. The U.S. Department of Commerce’s Bureau of Industry and Security Connected Vehicles Rule, the EU’s General Data Protection Regulation (“GDPR”), Cyber Resiliency Act, Data Act and AI Act, as well as other global regulations such as the United Kingdom General Data Protection Regulation (i.e., a version of the GDPR as implemented into the law of the United Kingdom), Saudi Arabia’s Personal Data Protection Law (“PDPL”), the rules and regulations promulgated under the authority of the Federal Trade Commission of the United States, the Gramm Leach Bliley Act, the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020), certain other comprehensive state data privacy and cybersecurity laws and regulations, and various state data breach notification laws. As our go-to-market business strategies change, including future expansion through potential importer, dealer, agent, and authorized repairer agreements, our data privacy risk profile changes as well, and we will need to manage against the applicable data protection rules and regulations taking into account these business models.
We are also impacted by regulations obligating us to share vehicle repair-related information with third parties, including repair shops and repair tool hardware developers, under what are commonly called “right-to-repair” laws in both the U.S. and EU. In addition, the UNECE has introduced regulations governing connected vehicle cybersecurity in the EU which are mandatory for all new vehicle types from July 2022 and all new vehicles produced from July 2024, and we are required to comply with the vehicle certification process and maintenance of a Cybersecurity Management System. See “Risk Factors — Risks Related to Cybersecurity and Data Privacy” for more information regarding applicable cybersecurity and data privacy laws and regulations and risks related to cybersecurity and data privacy and “Item 1C — Cybersecurity” for more information regarding our cybersecurity risk management program.
Competition
We face competition from both traditional automotive OEMs and newer companies focused on electric and other alternative fuel vehicles. We expect this competition to increase, particularly as the transportation sector continues to shift towards low-emission, zero-emission, or carbon neutral solutions. We believe the recent proposal to lower the U.S. federal fuel economy standards could have the market effect of reducing pressure on other automakers to innovate, leading them to scale back EV and efficiency investments and thereby creating a long-term competitive advantage and market opportunity for Lucid.
The Lucid Air, the Lucid Gravity, and the upcoming Midsize platform vehicles are expected to compete with both traditional luxury internal combustion vehicles from established automotive OEMs and electric and other alternative fuel vehicles from both new manufacturers and established automotive OEMs, many of which have entered or have announced plans to enter the alternative fuel and EV market. Many major automobile manufacturers, including luxury automobile manufacturers, have EVs available today, and other current and prospective automobile manufacturers are also developing EVs. In addition, numerous manufacturers offer hybrid vehicles, including plug-in versions, with which our vehicles also compete.
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
Intellectual Property
Intellectual property is important to our business. Our commercial success depends in part on our ability to obtain, maintain, enforce, defend, and protect the intellectual property and other proprietary technology that we develop; to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others; and to prevent others from infringing, misappropriating or violating our intellectual property and proprietary rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, know-how, continuing technological innovation, confidential information, and other measures to develop and maintain our proprietary position including through employee, contractor, consultant and third-party nondisclosure and invention assignment agreements, and other contractual arrangements.
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
As of December 31, 2025, we owned approximately 231 issued U.S. patents, 149 pending U.S. patent applications, 122 issued foreign patents, 243 pending foreign patent applications and 47 pending Patent Cooperation Treaty patent applications.
As of December 31, 2025, we also owned approximately 18 registered U.S. trademarks and 13 pending U.S. trademark applications, as well as 517 registered foreign trademarks and 34 pending foreign trademark applications in approximately 33 countries worldwide in addition to the EU.
As of December 31, 2025, we also owned approximately 79 issued U.S. design patents and 23 pending U.S. design patent applications, as well as 269 issued foreign design patents/industrial designs and 13 pending foreign design patent/industrial design applications.
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
Our commercial success will also depend in part on not infringing, misappropriating or otherwise violating the intellectual or proprietary rights of third parties. The issuance of third-party patents could require us to alter our development or commercial strategies, change our products or processes, obtain licenses to additional third-party patents or other intellectual property or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products or technologies may have an adverse impact on us. Given that patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the patent protection being sought by third parties and the priority of inventions covered by such patent applications. Moreover, we may have to participate in interference, revocation, derivation, re-examination, post-grant review, inter partes review or opposition proceedings brought by third parties or declared by the U.S. Patent and Trademark Office or an equivalent foreign body. See “Risk Factors — Risks Related to Our Business and Operations — Risks Related to Intellectual Property” for more information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
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
Towards these goals, as of December 31, 2025, we had approximately 9,000 employees globally. Our employees are primarily based at our headquarters in Newark, California, at our regional headquarters in Riyadh, Saudi Arabia, at our satellite locations in Southfield, Michigan and Phoenix, Arizona, at our EV manufacturing facilities in Casa Grande, Arizona, and King Abdullah Economic City (“KAEC”), Saudi Arabia, and at our retail stores and service centers throughout the U.S. and Canada, Europe, Saudi Arabia, and United Arab Emirates. As we continue the expansion of the AMP-2 CBU facility in 2026, we anticipate a corresponding increase in our workforce in Saudi Arabia.
We believe that our mission-first passion to advance the state-of-the-art of EV technology for the benefit of all would not be possible without a broad array of experiences and professional and personal backgrounds across our team.

Our Culture
When design is led by inspiration, invention by insight, and engineering by experience, we believe that anything is possible. Our relentless focus on innovation and improvements in service of our customers moves us toward a future where you no longer must choose between doing great things and doing the right thing.
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
We strive to foster a culture of transparency, accountability, and innovation, where all ideas and concerns can be raised to any member of leadership. It is a core belief that each employee has a unique lens which helps propel Lucid’s mission forward. To that end, we urge all employees to communicate their thoughts and to use any channel they deem warranted to share their perspective towards our mission. This approach helps fuel innovation, prevent stumbling blocks, and engages all employees towards being a member of one, unified team.
We bring our core values to life by engaging members of the workforce in helping us define the expected behaviors for each of our values. These values are woven into our performance management systems and help us identify talent. Our values include:
•Integrity in Action;
•Breakthrough Innovation;
•One Team;
•Passion for Excellence;
•Act With Urgency;
•Ownership Mindset; and
•Customer Focus.
Safety
We instill an expectation and culture of safety in our workplace. As a manufacturing company, we are committed to ensuring workplace health, safety and environmental protection for our employees, suppliers, business partners, customers, and all our stakeholders. We protect the health and safety of our employees through a proactive and systematic approach to safety and health management. Our AMP-1 and AMP-2 achieved ISO 45001 and ISO 14001 certifications, which validate our system of continuous improvement to reduce occupational risk and improve worker safety. Each site completes a comprehensive assessment of safety requirements and validates both capability and adherence to meet safety standards.
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
Our people centric and data-driven workforce strategy focuses on three pillars:
1Growing our workforce by attracting, hiring, and promoting talent from all backgrounds
2Fostering an inclusive culture by promoting policies, practices, and programs that support and engage all employees
3Being key contributors to the community by engaging with and investing in local communities where we operate
Of note, Lucid sponsors nine employee resource groups to support and empower our employees. Membership in employee resource groups is open to all Lucid employees.

Compensation and Benefits
We offer competitive compensation to attract and retain the best people in the world, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive cash compensation and equity awards. We offer full-time employees equity at the time of hire and through annual equity grants because we want them to be owners of the Company and committed to our long-term success. In 2025, we continued to strengthen our support for employees and their families by maintaining premiums for health insurance plans at 2024 levels. We are pleased to support employees and families through a comprehensive suite of insurance and retirement offerings, most of which can be individually selected by each employee to best fit their needs.
ENVIRONMENTAL IMPACT
As a technology and EV company focused on efficiently using our planet’s precious resources, we are proud that environmental stewardship has been at the core of our business since day one. We are committed to improving environmental and social impacts while mitigating risks across our value chain and helping ensure a robust governance structure to support our efforts. We believe in the importance of accountability and transparency, and we published our first impact report in 2024 that contains the details of our efforts in these areas.
Highlights of our impact include:
Product: Efficiency is a key measure of the in-house technology embedded in our products, contributing to our goal of a best-in-class experience for our customers while benefiting the environment. This focus on efficiency enables our vehicles to travel further per kilowatt-hour. Each extra mile that we extract per kilowatt-hour of energy means less energy required, and therefore less environmental impact. This same efficient technology and approach enable the possibility of vehicles with smaller, lower-cost battery packs that retain competitive range, while requiring fewer battery cells per vehicle and lowering our use of resources per vehicle.
Responsible Business Strategy: Our dedicated team continues to drive our efforts to implement thoughtful responsible business strategies and programs. We base our priorities on a high-level sustainability materiality assessment to identify key topics for our strategy that we refreshed in 2025. This latest effort includes leadership and thought leader interviews, research on peers, leveraging notable third-party guidelines on priority topics for the industry, and an employee survey. To effectively drive our strategy across our business, we have a dedicated steering committee of senior executives who meet regularly to provide executive sponsorship, cross-functional collaboration, and prioritization for impact initiatives.
GOVERNANCE
We recognize that sound governance practices are critical to ethical business practices and our overall success as an organization and business.
•Corporate Governance: Our corporate governance best practices include: a majority independent Board under SEC and Nasdaq rules; a well-qualified Board with broad range of skills, backgrounds, and experiences; an independent chairman of the Board; and no classified board structure (all directors must be elected every year).
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
•Failure to attract or retain customers through the purchase process may have a material adverse impact on our business, prospects, results of operations and financial condition.
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
•Our distribution model primarily relies on a direct-to-consumer strategy.
•We face challenges providing charging solutions for our vehicles, both domestically and internationally.
•If we fail to manage our growth effectively, we may not be able to develop, manufacture, distribute, market and sell our vehicles successfully.
•We face risks associated with international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business.
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
•Our ability to continue production and grow depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.
•We are dependent on our suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of our products, or our inability to efficiently manage these components, could have a material adverse effect on our results of operations and financial condition.
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
•We may not be able to accurately estimate the supply and demand for our vehicles, which could prevent us from maximizing our revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•Any unauthorized compromise of or access to our products or information technology systems or networks could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects.
•We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy, cybersecurity, and artificial intelligence, and failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.
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
•We may fail to adequately obtain, maintain, enforce, defend and protect our intellectual property and may not be able to prevent third parties from unauthorized use of our intellectual property and proprietary technology, which could harm our competitive position and cause us to incur significant expenses to enforce our rights.
•We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.
•We may not be able to realize the anticipated benefits of our agreements with Aston Martin, Uber, and Nuro.
•If we identify material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our common stock.
•The issuance of additional shares of our common stock or other equity or equity-linked securities, including upon conversion, optional redemption or repurchase of convertible securities, or sales of a significant portion of our common stock, could depress the market price of our common stock.
•We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are not controlled companies.
•The PIF and Ayar beneficially own a significant equity interest in us and have significant influence over us.
•Our Redeemable Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are senior to the rights of, our common stockholders.
Risks Related to Our Business and Operations
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of stockholders’ investment.
We have a limited operating history and operate in a rapidly evolving and highly regulated market. Furthermore, we have only released two commercially available vehicles, and we have limited experience manufacturing or selling a commercial product at scale. As a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.
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
•navigate an evolving and complex landscape of regulations, policies, and government incentives; and
•successfully obtain, maintain, protect, defend and enforce our intellectual property and defend against claims of intellectual property infringement, misappropriation or other violation.
We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.
We have incurred net losses each year since our inception, including net loss of $2.7 billion for the year ended December 31, 2025. As of December 31, 2025, our accumulated deficit was $15.6 billion. We expect to continue to incur substantial losses and increasing expenses in the foreseeable future as we:
•continue to design, develop and manufacture our vehicles;
•equip and expand our research, service, battery, powertrain, and manufacturing facilities to produce our vehicles in Arizona and in international locations such as Saudi Arabia;
•build up inventories of parts and components for our vehicles;
•manufacture and store an available inventory of our vehicles;
•develop and market EV-related products and technologies, including robotaxis;
•develop and deploy geographically dispersed vehicle charging partnerships;
•expand our design, research, development, maintenance and repair capabilities and facilities;
•increase our sales, service and marketing activities and develop our distribution infrastructure;
•expand into new markets; and
•expand our general and administrative functions to support operations as a public company.
If our product development or commercialization of future vehicles or models is delayed, our costs and expenses may be significantly higher than we currently expect. We will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto; therefore, we anticipate our losses in future periods will be significant.
We may be unable to adequately control the substantial costs associated with our operations.
We require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the Lucid Air, the Lucid Gravity, our Midsize platform and other future products); raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. Increased competition and adverse economic conditions have in the past and may continue in the future to require us to spend additional resources to attract customers, which in turn may result in higher marketing and incentive expenses. Furthermore, lower production and sales volumes have in the past and may in the future result in an inability to fully utilize our purchase commitments with suppliers which could result in increased costs and excess inventory as well as potential inventory write-offs. We periodically review and record write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts, considering shelf-life and technological obsolescence of certain inventories. Our current and future demand forecasts are based on our historical sales, market share performance, macroeconomic factors and trends in quantities or prices of orders for our products. We evaluate whether raw materials are approaching the end of their shelf-lives or becoming technologically obsolete, and the likelihood that we will be able to use the raw materials in production. If our inventory on-hand is in excess of future demand forecast and market conditions, the excess amounts are provisioned or written-down.

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
In the longer term, our ability to become profitable will depend on our ability to effectively manage our capital expenditures, control costs on a timely basis, and sell in quantities and at prices sufficient to achieve our expected margins. If we are unable to appropriately price and cost-efficiently design, manufacture, market, sell, distribute and service our vehicles, our margins, profitability and prospects will be materially and adversely affected.
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
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, bank closures and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for our products may result in a decline in product sales, with a corresponding material adverse impact on our business, prospects, financial condition and results of operations. Given our premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on us compared to our competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls could also cause supply chain and logistical challenges and operational risks. In particular, the U.S. federal government enacted the law commonly referred to as the One Big, Beautiful Bill Act (the “OBBBA”), which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications. Taken together, adverse economic conditions and uncertainties surrounding trade policies, government grants or incentives, tariffs and export controls, coupled with supply chain challenges and the potential difficulty of passing costs to customers or sharing the burden with suppliers, could reduce demand for our products and have a material adverse effect on our business, prospects, results of operations and financial condition.
In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures for business growth on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations, and financial condition. See “—Risks Related to Financing and Strategic Transactions — We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.”

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
In August 2023, we entered into the EV purchase agreement with the Government of Saudi Arabia, a related party of the PIF, as represented by the Ministry of Finance (the “EV Purchase Agreement”), which supersedes the letter of undertaking that we entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Government of Saudi Arabia and its entities and corporate subsidiaries and other beneficiaries (collectively, the “Purchaser”) may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that we fail to deliver within six months from the date of the applicable purchase order. The Purchaser also has the sole and absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. See Item 1 “Business” and Note 16 “Related Party Transactions” to the consolidated financial statements included elsewhere in this Annual Report for more information.
If we experience delays in manufacturing and delivering vehicles ordered by the Purchaser, fail to or experience delays in complying with Saudi Arabian regulations or the requirements of the EV Purchase Agreement, fail to provide adequate service or support for the vehicles, or fail to appropriately price our vehicles, our revenue, cash flow and results of operations and financial condition could be adversely affected. Furthermore, if the Purchaser reduces the minimum vehicle purchase quantity, delays the purchase of vehicles, does not exercise its option to purchase additional vehicles, or purchases significantly fewer vehicles than we currently anticipate for any reason, including for reasons beyond our control, our business, prospects, results of operations and financial condition could be materially and adversely affected.
Our business and prospects depend significantly on our brand.
Our business and prospects heavily depend on our ability to develop, maintain, protect and strengthen the “Lucid” brand association with luxury and technological excellence. Promoting and positioning our brand will likely depend significantly on our ability to provide a consistently high-quality customer experience, an area in which we have gained experience over years but may continue to face challenges. To promote our brand, we will be required to invest in, and over time change our customer development and branding practices, which could result in substantially increased expenses, including the need to use public relations, media, event planning, and advertising firms. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles or our competitors’ success. For example, certain of our competitors have been subject to significant scrutiny for incidents involving their self-driving technology and battery fires, which could result in similar scrutiny of us.
With social media, any negative publicity, whether or not factual, can quickly be disseminated and harm consumer perception and confidence in our brand. This risk is heightened by our engagement with influencers, as negative experiences by these high-profile users can be rapidly amplified, damaging our brand credibility and impacting brand loyalty. Viral negative posts or negative reviews that highlight quality issues or compare us unfavorably to competitors could adversely affect consumer perception about our vehicles and reduce demand, potentially causing a material adverse effect on our business, results of operations, prospects and financial condition. Thus, failure to correct misinformation or mitigate negative information concerning us, the products we offer, our customer experience, or any aspect of our brand, our business, sales and results of operations could adversely impact us.
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
Our distribution model primarily relies on a direct-to-consumer strategy.
Third-party dealer networks are the traditional method of vehicle sales distribution and service in North America. Currently, we sell directly to consumers; therefore, we do not have a traditional dealer product distribution and service network. We have limited experience distributing directly to consumers, and we expect that continuing to build a national and global in-house sales and marketing function, including an expanded physical sales, marketing and service footprint via our Lucid studios and service centers, will be expensive and time consuming. We have experienced delays in the construction and opening of our Lucid studios and service centers and any significant delays to establish Lucid studios and service centers in key markets in the future could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, if our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our business model of selling directly to consumers and directly servicing all vehicles may be limited by regulatory constraints. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial conditions could be adversely affected. As we expand globally, we are actively evaluating alternative importer and agency models to enhance flexibility and optimize our distribution strategy in response to evolving market dynamics. Such efforts may prove costly, time-consuming or ineffective.
Our ability to generate meaningful product revenue will depend on consumer adoption of EVs.
We are developing and producing EVs and related products and services and, accordingly, our ability to generate meaningful product revenue will highly depend on sustained consumer demand for alternative fuel vehicles in general and EVs in particular. If the market for EVs does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for EVs, these factors may harm our business, prospects, financial condition and results of operations. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, market entrants, evolving government regulation (including the availability, reduction or elimination of government incentives and subsidies) and industry standards, frequent new vehicle introductions and changing consumer demands and behaviors. Any number of developments or disruptions in the industry could negatively affect consumer demand for EVs broadly and for our EVs in particular.
In addition, demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as the availability, reduction or elimination of sales and financing incentives including tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, interest rates, and governmental regulations, including tariffs, import and export regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and results of operations. Further, sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us in an industry that has globally been experiencing a recent decline in sales.
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
•the availability, reduction or elimination of tax and other governmental incentives to purchase and operate EVs or future regulations requiring increased use of nonpolluting vehicles; and
•macroeconomic factors.
The influence of any of the factors described above or any other factors may cause a general reduction in consumer demand for EVs or our EVs in particular, either of which would materially and adversely affect our business, results of operations, financial condition and prospects.
We face challenges providing charging solutions for our vehicles, both domestically and internationally.
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, public charging station locations are significantly less widespread than gas stations. Furthermore, public charging stations often experience downtime, leading to customer dissatisfaction. Although we have partnered with third-party EV charging providers to offer charging stations to our customers, the public charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread and reliable public charging infrastructure. In addition, although we have gained access to Tesla’s Supercharger network, any delay in implementing changes in Lucid vehicles required by Tesla with respect to charge ports may result in Tesla denying our access to their network, and there is no guarantee that our customers will not experience performance, access or other issues with this or other charging networks. The current administration issued an executive order that paused the disbursement of funds appropriated through the Inflation Reduction Act of 2022 (the “IRA”) or the Infrastructure Investment and Jobs Act, including funds designated for EV charging stations through the National Electric Vehicle Infrastructure Formula Program and the Charging and Fueling Infrastructure Discretionary Grant Program. Although this pause was lifted in August 2025, there has been continued administrative scrutiny into funding that supports the EV industry. Consequently, the deployment of public charging stations may not occur at planned levels, which could limit the development of public charging infrastructure and decrease the attractiveness of EVs. Lastly, Congress may pass or amend legislation related to EVs that could adversely impact the availability of funding under existing programs.
If we fail to manage our growth effectively, we may not be able to develop, manufacture, distribute, market and sell our vehicles successfully.
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
•implementing and enhancing administrative and business infrastructure, governance, systems and processes, including in connection with our maturation as a public company; and
•expanding into new markets and establishing sales, service, administrative, distribution, or manufacturing operations and partnerships in many of those markets.

We require qualified personnel, including design and manufacturing personnel and service technicians for our vehicles. Our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in EVs may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing, producing, selling, and servicing EVs is intense, and we may not be able to identify, attract, train, motivate or retain sufficient highly qualified personnel in the future. Furthermore, we have in the past reduced the size of our workforce, and have recently announced a workforce reduction plan in February 2026. Any such plan in the future may adversely affect our internal programs and initiatives, our ability to recruit and retain skilled and motivated personnel, may be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The failure to identify, attract, train, motivate and retain these employees could seriously harm our business and prospects. In addition, our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards to be received by the employees for any reason, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key employees were to separate their employment with us, such separation would likely increase the difficulty of managing our current operations and future growth and heighten the foregoing risks.
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
We face risks associated with international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business.
As we expand our international presence and operations, we will be increasingly subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we have been expanding and may continue to expand our sales, maintenance and repair services outside of the United States. We are also continuing the construction of AMP-2 in Saudi Arabia and may continue to further expand our manufacturing activities outside the United States. However, we have limited experience to date manufacturing or selling our vehicles outside of the United States, and such expansion has and will continue to require us to make significant expenditures, including the hiring of local employees and establishing facilities and related systems and processes, in advance of generating any significant revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell, service and manufacture our vehicles, and require significant management attention. These risks include:
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
•difficulties staffing and managing foreign operations, especially in jurisdictions where no EV ecosystem exists and qualified personnel must be hired or relocated;
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
•foreign laws, regulations and restrictions, including in the areas of supply chain, labor, sales, service, sustainability and health and safety, and related compliance costs;
•increasingly restrictive and complex foreign data privacy and cybersecurity laws, regulations and obligations;
•changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;
•actions that may impede global green transition priorities or policies designed to reduce environmental sustainability efforts;
•political instability, natural disasters, pandemics, wars, military actions, global or regional conflicts or other geopolitical events (including the war in Ukraine, the recent geopolitical tensions in Venezuela, and the risk of escalation or expansion of conflicts in the Middle East, which affect global energy prices and disrupt supply chain both regionally and globally), or events of terrorism; and
•the strength of international economies.
If we fail to successfully address these risks, they could materially harm our business, prospects, results of operations and financial condition.
The automotive industry has significant barriers to entry that we must overcome in order to manufacture and sell EVs at scale.
The automobile industry is characterized by significant barriers to entry, including large capital requirements, investment costs of designing, manufacturing, and distributing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image, and the need to establish sales and service locations. Since we are focused on the design of EVs, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter, including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing EVs, regulations associated with the transport of batteries, the need to establish or provide access to sufficient charging locations and unproven high-volume customer demand for EVs. While we have developed and started producing our first electric sedan and SUV and have completed the first two phases of construction of AMP-1 and the SKD portion of AMP-2, we have not finished tooling all production lines for AMP-1, and further construction of AMP-1 and the second phase of AMP-2 is underway. If we are not able to overcome these barriers, our business, prospects, results of operations and financial condition will be negatively impacted, and it will harm our ability to grow our business.

The automotive market is highly competitive, and we may not be successful in competing in this industry.
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the EV industry has grown, with the emergence of several companies that focus completely or partially on the EV market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. EV manufacturers with which we compete include Tesla, Rivian, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own EVs in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, including certain manufacturers who have entered or plan to enter the alternative fuel and EV market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales of luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. For example, some of our competitors have announced vehicle price reductions, which may result in downward price pressure and reduced demand for our vehicles. We may not be able to adjust our pricing strategies effectively, and there can be no assurance that such adjustments will allow us to successfully compete against our competitors, which may have a material adverse effect on our brand, business, prospects, inventory levels, results of operations and financial conditions. In addition, increased competition has in the past and may continue to require us to increase marketing and incentive expenses, which may have a material adverse effect on our operating results and financial condition. We expect competition in our industry to significantly intensify in the future in light of the increased demand for alternative fuel vehicles, global competitors, macroeconomic uncertainty, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.
Developments in EV or alternative fuel technology or improvements in the internal combustion engine may adversely affect the demand for our vehicles.
We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Significant developments in alternative technologies, such as alternative battery cell technologies, hydrogen fuel cell technology, advanced gasoline, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to the technologies in our EVs. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors. In addition, we expect to compete in part on the basis of our vehicles’ range, efficiency, charging speeds, performance and software, and improvements in the technology offered by competitors could reduce demand for our current or future vehicles. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models that reflect such technological developments, but our vehicles may become obsolete, and our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. Additionally, as other companies continue to enter the EV space, we may lose any technological advantage we may have and suffer a decline in our competitive position. Any failure by us to successfully react to changes in existing technologies or the development of new technologies could materially harm our competitive position and growth prospects.

The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.
We benefit from government and economic programs in the United States and abroad that encourage the development, manufacture or purchase of EVs, such as ZEV credits, production tax credits, GHG credits and similar regulatory credits, the loss of which has and may continue to harm our ability to generate revenue from the sale of such credits to other manufacturers; the availability of tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California, Michigan and Arizona. In addition, changes to non-financial incentives may also impact demand for our products, such as the federal government’s announcement that electric and other clean air vehicles will no longer be able to use carpool lanes without meeting the high occupancy requirements. We may also benefit from government loan or grant programs. While such EV-related governmental programs and economic incentives have been available in the United States, Canada and the EU, there is no guarantee that they will be available in the future. Any reduction, elimination, limitation or selective application of tax and other governmental programs and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of the EV industry generally or our EVs in particular, which would adversely affect our business, prospects, financial condition and results of operations. On July 4, 2025, the OBBBA was enacted, which among other things, eliminates the $7,500 tax credit for purchasing a new EV and the $4,500 tax credit for purchasing a used EV effective September 30, 2025 and the tax credits available for charging stations effective June 30, 2026. In addition, the OBBBA eliminated the penalties that automakers would pay if they failed to meet the CAFE standards, effectively eliminating the financial incentive to comply with those standards. Additionally, the current U.S. presidential administration has issued executive orders that aim to revoke or weaken fuel efficiency and emissions regulations established by the prior administration, and proposed rulemakings that would repeal federal GHG emission standards for certain vehicles and engines and eliminate our CAFE credits. While certain aspects of the OBBBA and the proposed actions by the administration remain subject to the outcome of pending litigation, the ultimate resolutions of such matters remain uncertain. The administration has issued a policy statement aimed at eliminating the “EV mandate,” which targets state-level emissions waivers and governmental subsidies. The administration also revoked the waiver by the U.S. EPA that had allowed California and certain other states to implement more stringent emissions standards for heavy-duty vehicles and to require all new passenger cars, trucks, and SUVs sold in California to be zero-emission by 2035. In particular, the NHTSA has proposed a rule that would, among other things, reset and reduce CAFE standards and eliminate CAFE EV credit trading. In response, California and certain other states have initiated litigation challenging the legal validity of these actions. The outcome of the litigation remains uncertain. See “— Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.” These, and any similar legislative or executive actions in the future, may adversely affect demand for our vehicles as well as our business, prospects, financial condition and results of operations.
We may be unable to offer attractive leasing and financing options for our current and future vehicles, which would adversely affect consumer demand. In addition, offering leasing and financing options to customers could expose us to credit and residual value risk.
We offer leasing and financing of our vehicles to potential customers through third-party financing partners and intend to do the same in new markets, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers, if at all. Furthermore, because we have only sold a limited number of vehicles and only a limited secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and, if the actual resale value of our vehicles is lower than anticipated, it would make providing leasing terms that appeal to potential customers through such third-party financing partners more difficult. We believe that the ability to offer attractive leasing and financing options—whether due to the availability, reduction or continued elimination of tax incentives and certain governmental or economic programs, the availability of agreements with our third-party financing partners on terms acceptable to us or our customers, or other reasons—is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air, the Lucid Gravity or planned future vehicles, including the upcoming Midsize platform vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles. See “— The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.”
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
We design our vehicles with proprietary ADAS hardware and software. The Lucid Air and Lucid Gravity are equipped with Level 2 (partial automation) ADAS functionality. Additionally, our vehicles are capable of integrating third-party ADAS hardware and software. For example, in July 2025, we entered into an integration agreement with Nuro to install autonomous driving software in Lucid Gravity vehicles, in conjunction with our agreement with Uber, to enable Uber and its designated fleet operators to operate the vehicles with Level 4 autonomy. Over time, we plan to upgrade our vehicles with additional ADAS and AV capabilities. ADAS and AV technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by NHTSA that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS or third-party technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
In addition, we face substantial competition in the development and deployment of ADAS and AV technologies. Many of our competitors, including established automakers and technology companies, have devoted significant time and resources to developing self-driving technologies. If we are unable to develop or improve competitive Level 2 or more advanced ADAS technologies in-house or acquire access to such technologies via partnerships or investments in other companies or assets, we may be unable to equip our vehicles with competitive ADAS or AV features, which could damage our brand, reduce consumer demand for our vehicles and could have a material adverse effect on our business, results of operations, prospects and financial condition.
ADAS and AV technologies are also subject to regulatory uncertainty, which exposes us to additional risks. See “— Risks Related to Litigation and Regulation — ADAS and autonomous vehicle technologies are subject to uncertain and evolving regulations.”
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
Gasoline and other petroleum-based fuel prices have historically been extremely volatile and it is difficult to ascertain whether such volatility will continue to persist, which could be exacerbated by geopolitical events. Lower gasoline or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for EVs, including our vehicles, may decrease, which would have an adverse effect on our business, prospects, financial condition and results of operations.
Changing and at times, conflicting expectations from global regulations, our investors, customers and employees with respect to sustainability matters may impose additional costs on us or expose us to new or additional risks.
Attention from governmental organizations and our investors, customers and employees, on sustainability issues and disclosure, may cause us to incur additional costs or expose us to additional risks. There can be no certainty that we will be able to meet varying or conflicting stakeholder expectations regarding these matters to our various stakeholders’ satisfaction. Negative public perception, adverse publicity or negative comments in social media about us could damage our reputation. Any harm to our reputation could impact our employees’ engagement and retention and the willingness of our customers and partners to do business with us.
Additional costs and resources may be required to monitor, report, and comply with global regulations on sustainability topics, and the rapidly changing regulatory landscape makes it difficult to plan for future developments. Actual or perceived shortcomings or dissatisfaction with our sustainability practices and reporting may subject us to litigation and could negatively impact our business. In addition, a variety of organizations have developed ratings to measure the performance of companies on these topics, and the results of these assessments are widely publicized. Unfavorable or downgraded ratings of our company or our industries, as well as non-inclusion or removal of our stock on sustainability-oriented investment funds or indexes, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, launch and manufacture of our vehicles, including the Lucid Air, the Lucid Gravity and our upcoming Midsize platform, which could harm our business and prospects.
Our plan to scale our manufacturing capacity and increase sales is dependent upon the timely availability of funds, upon our finalizing of the related design, engineering, component procurement, testing, build-out and manufacturing plans in a timely manner and also upon our ability to execute these plans within the planned timeline. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models, as well as in ramping up production, and we have experienced in the past, and may experience in the future, such delays with regard to our vehicles. For example, we have experienced delays in the engineering of certain of our vehicle systems, including as a result of design changes to components. Any future delays in the design, launch and manufacture of our vehicles and variants could materially damage our brand, business, prospects, financial condition and results of operations.
Our Midsize platform is still under development, and may be delayed or not proceed as planned. Additionally, prior to mass production of our EVs, they must be fully approved for sale in accordance with a range of jurisdiction-specific requirements, including but not limited to regulatory approvals in the various geographies where we intend to launch. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions in Arizona and Saudi Arabia, or any other future manufacturing facilities.

Furthermore, we rely on third-party suppliers for the development, manufacture, and supply of many key components and materials used in our vehicles, as well as for provisioning and servicing equipment at our manufacturing facilities. We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and the limited availability of reliable third-party suppliers. These challenges have affected our ability, as well as the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances, have resulted in increased costs and delays in facilities construction and expansion as well as vehicle production ramp-up. We expect the risk of unexpected disruptions to continue for the foreseeable future. Any delays by our suppliers in delivering or developing necessary components may result in further setbacks to our production and delivery timelines.
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
Our ability to continue production and grow depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.
Our success, including our ability to continue production of the Lucid Air and Lucid Gravity, and commence production of our Midsize platform, will depend on our ability to enter into supplier agreements and maintain our relationships with hundreds of suppliers that are critical to the production of our vehicles. To date, we have not secured long-term supply agreements for all of our components, and for some components, our supply agreements do not guarantee sufficient quantities of components for our vehicle production ramp. We seek opportunities to secure long-term committed supply agreements for certain of these components. The supplier agreements we have or may enter into with key suppliers in the future may not be renewed or may contain provisions under which suppliers may refuse to supply. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of battery cells and other components often contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities or currency values. Substantial increases in the costs for such components, materials and equipment, whether due to supply chain or logistics issues, adverse economic conditions, changes in trade policies or agreements, the uncertainties surrounding domestic and foreign tariffs, export controls, inflation, or increased energy or natural gas costs, would increase our operating costs and could reduce our margins if we cannot offset these increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.
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
We rely on hundreds of third-party suppliers for the provision and development of many key components and materials used in our vehicles. While we seek to obtain components from multiple sources whenever possible, many components used in our vehicles will be custom-designed and purchased by us from a single source. Our limited, and in many cases single-source, supply chain exposes us to delivery failure or component shortages for our production, including continued production of the Lucid Air and Lucid Gravity. Our third-party suppliers may not be able to meet our required product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide necessary warranties for their products that are necessary for use in our vehicles.
We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times, limited availability of reliable third-party suppliers, and ongoing constraints in the supply of semiconductors and their related products. We expect that these industry-wide trends may continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment, including for the expansion of AMP-1 and the construction of AMP-2, on a timely basis for the foreseeable future, and may result in increased costs. Changes in our supply chain or production needs in order to meet our desired quality targets, development timelines and production volumes as well as due to design changes and model updates have resulted in cost increases from our suppliers.

Any significant increases in our production, such as production ramp of our vehicles, may require us to procure additional components in a short amount of time and our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers provide us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer. Alternatively, if our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments with suppliers with whom we have non-cancelable long-term purchase commitments. In cases where we are unable to fully utilize our purchase commitments, we have in the past and may continue to face fees, penalties, increased prices, excess inventory or inventory write-offs, and there could be a material adverse effect on our results of operations.
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
Furthermore, as we scale our vehicle production, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. We are only beginning to scale production in our manufacturing facilities and in the process we have experienced challenges associated with such activities. If our production decreases significantly below our projections for any reason, we may incur loss due to inventory write-downs or assets impairment. We are also only in the process of scaling our vehicle servicing operations. Accordingly, we have not thoroughly tested our ability to scale production and vehicle servicing and mitigate risks associated with these activities. In addition, our current systems and processes are not mature, which may affect our ability to timely initiate critical and time sensitive projects and increase project costs. If we continue to experience logistics challenges, are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, timely comply with applicable regulations, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.
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
In addition, we have identified certain of our suppliers, including certain suppliers we deem critical, as having poor financial health or being at risk of acquisition, liquidation or bankruptcy. Although we routinely review our suppliers’ financial health and attempt to identify alternate suppliers where possible, the loss of any supplier, particularly a single- or limited-source supplier, or the disruption in the supply of components from our suppliers, has led and may in the future continue to lead to vehicle design changes, production delays, idle manufacturing facilities and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles, any of which could result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, if our suppliers experience substantial financial difficulties, cease operations or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity, which could have an additional adverse effect on our liquidity and financial condition.

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
Furthermore, our ability to manufacture our vehicles depends on continued and reliable access to semiconductors and microchips that incorporate them. The ongoing global semiconductor supply shortage, including as a result of China’s export controls over Nexperia’s microchip products, has impacted the automotive industry and affected many suppliers and manufacturers, including us. We have experienced, and may continue to experience, an impact on our operations as a result of such shortages, which could delay or reduce planned production levels of our current and future vehicles and have an adverse effect on our business, prospects and results of operations. Moreover, export controls, particularly those affecting components within our supply chain, such as China’s restrictions on certain rare-earth minerals, has posed, and could continue to pose, risks to our production and distribution capabilities. In addition, foreign currency fluctuations, tariffs, shortages in petroleum or natural gas and other economic or political conditions have contributed to and may continue to result in significant increases in freight charges and raw material costs. These risks could be further magnified by geographical developments, global or regional conflicts or other geopolitical events, including the war in Ukraine, the recent geopolitical tensions in Venezuela and the risk of escalation or expansion of conflicts in the Middle East, which affects shipping routes both regionally and globally. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. Any attempts to raise product prices in response to increased material costs could lead to reduced demand for our vehicles and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.
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
We have completed the initial and second phases of construction at AMP-1 and the SKD portion of AMP-2, and further construction of AMP-1 and the second phase of AMP-2 is in progress. We also acquired select assets and assumed leases for certain facilities previously belonging to Nikola Corporation, including Nikola’s former Coolidge manufacturing facility. However, tooling these facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air and Lucid Gravity on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. In addition, we may encounter problems or disputes with our vendors for a variety of reasons, including for reasons beyond our control, and such disputes, with or without merit, could also cause significant delays and cost overruns. These risks could be increased because we are building our facilities from the ground up to support our EV production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commercial production at AMP-1 and SKD production at AMP-2, we have hired and trained and continue to hire, retain, and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial or SKD production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of orders and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
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
The construction of our facilities and our operations are also subject to review and inspection by officials in the jurisdictions where our facilities are located, including without limitation, fire officials and building construction officials. We have received in the past, and could in the future receive, results from inspections by local officials at our facilities, both existing and currently under construction, citing failing marks. When such results have arisen, we actively engaged with the local authorities to address all of the specific issues identified by those officials as well as to devise means and methods that help ensure a safe and compliant work environment. Any future results will be addressed in a similar manner. Failure to address issues raised by local authorities may result in government-ordered temporary cessation of our construction or production operations, which could require us to take vehicle production offline or reduce our planned manufacturing volumes, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

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
We also rely heavily on complex machinery for our operations, and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant employs large-scale, complex machinery combining many components, which may suffer unexpected malfunctions from time-to-time and will depend on repairs and spare parts that may not be available when needed. Furthermore, AMP-1 and AMP-2, and the equipment we use to manufacture our vehicles, will be costly to repair or replace and could require substantial lead-time to repair or replace and qualify for use.
Unexpected malfunctions of the manufacturing plant components may significantly decrease our operational efficiency, including by forcing manufacturing shutdowns in order to conduct repairs or troubleshoot manufacturing problems. Our facilities may also be harmed or rendered inoperable by natural or man-made disasters or events, including but not limited to earthquakes, tornadoes, flooding, fire, power outages, sandstorms, environmental hazards and remediation, costs associated with decommissioning of equipment, labor disputes and strikes, lack of availability of qualified construction or operational labor, difficulty or delays in obtaining governmental permits and licenses, damages or defects in electronic systems, industrial accidents, health epidemics, political changes or instability, wars, military actions, global or regional conflicts, or other geopolitical events, which may render it difficult or impossible for us to manufacture our vehicles for some period of time. The inability to produce our vehicles or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all, based on insurance market conditions or our evolving risk profile. Should operational risks materialize, they may result in the personal injury to or death of our workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
If we update or discontinue the use of our manufacturing equipment more quickly than expected, we may have to shorten the useful lives of this equipment, and the resulting acceleration in our depreciation could negatively affect our financial results.
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
We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market and ramp up production of our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, political changes or instability, wars, military actions, global or regional conflicts or other geopolitical events or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, satisfy the requirements of customers and potential customers or fully utilize our purchase commitments with suppliers. For example, as result of the conflicts in the Middle East, we have experienced an impact on our shipping routes in the Red Sea, which has resulted in shipping delays and increased shipping costs globally. Any failure to develop, implement and maintain such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we continue commercial production of the Lucid Air and Lucid Gravity, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and sustaining our production ramps or be unable to meet our related cost and profitability targets.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.
Our vehicles or the components installed therein have in the past and may in the future contain defects in design or manufacture, including components designed or manufactured by suppliers, that may cause them not to perform as expected or that may require repairs, recalls, or design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors. If our vehicles contain defects in design or manufacture that cause them not to perform as expected or that require repair, or if certain features of our vehicles take longer than expected to become available, are legally restricted or become subject to additional regulations, our ability to develop, market and sell our products and services could be adversely affected. In addition, our OTA software updates may fail to achieve their intended repair and performance goals, expose our customers’ vehicles to vulnerabilities, or have unintended consequences, and may require our customers to bring their vehicles to our service centers.
Any defects, delays or legal restrictions on vehicle features, failed OTA software updates, or other failure of our vehicles to perform as expected, could harm our brand and reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims or significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. Any such defects or noncompliance with legal requirements could also result in safety recalls. See “— Risks Related to Litigation and Regulation — We have in the past and may choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.” As we build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other consumer EVs could by association have a negative impact on perception and customer demand for our vehicles.
In addition, even if our vehicles function as designed, we expect that the battery efficiency, and hence the range, of our EVs, like other EVs that use current battery technology, will decline over time. Other factors, such as usage, time and stress patterns, may also impact the battery’s ability to hold a charge, or could require us to limit vehicles’ battery charging capacity, including via OTA or other software updates, for safety reasons or to protect battery capacity, which could further decrease our vehicles’ range between charges. Such decreases in or limitations of battery capacity and therefore range, whether imposed by deterioration, software limitations or otherwise, could also lead to consumer complaints or warranty claims, including claims that prior knowledge of such decreases or limitations would have affected consumers’ purchasing decisions. Further, there can be no assurance that we will be able to improve the performance of our battery packs, or increase our vehicles’ range, in the future. Any such battery deterioration or capacity limitations and related decreases in range may negatively influence potential customers’ willingness to purchase our vehicles and negatively impact our brand and reputation, which could adversely affect our business, prospects, results of operations and financial condition.
We have limited experience servicing our vehicles and their integrated software. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition and results of operations may be materially and adversely affected.
We have limited experience servicing or repairing our vehicles and their integrated software. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Furthermore, some vehicle repairs may be done via OTA software updates, which poses additional risks to the vehicles’ software if any issues arise during an update. In addition, we may partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers or develop and implement the necessary information technology infrastructure to support them. Further, although such servicing partners may have experience in servicing other EVs, they will initially have limited experience in servicing our vehicles. We also have a limited network of locations to perform service and may also rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.
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
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of vehicles to our prospective customers. Currently, there is limited historical basis for making judgments about the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which has in the past and may continue to indirectly increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner or fail to establish the delivery processes and infrastructure to make deliveries, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and results of operations. Tariffs announced by the United States and resulting retaliatory tariffs and other trade barriers, including China’s changes to its export controls for rare-earth minerals and semiconductor-related products have had and may continue to have, an adverse impact on our ability to predict our manufacturing requirements, costs and production, and our ability to receive raw materials and components.

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, military actions, global or regional conflicts or other geopolitical events, health epidemics or pandemics, or security incidents.
We and our suppliers may be impacted by weather events, natural disasters, wars, military actions, global or regional conflicts or other geopolitical events, health epidemics or pandemics, security incidents or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona and Saudi Arabia are located in sandstorm-, flood-, or tornado-prone areas. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information technology systems or communication networks break down or operate improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, global or regional conflicts or other geopolitical events may increase the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.
Our vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.
The battery packs within our vehicles use, and any future energy storage systems may make use of, lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur. In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all crashes. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion battery cells for automotive applications, disposal and recycling of lithium-ion battery cells, or any future incident involving lithium-ion battery cells, such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business and reputation.
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

In addition, we collect, store, transmit and otherwise process data from vehicles, customers, employees and other third parties as part of our business operations, some of which includes personal, or confidential or proprietary information. We also work with third-party service providers and vendors that collect, store and process such data and information on our behalf. We have taken certain measures designed to prevent unauthorized access to our information technology systems, networks and information (including personal data) and plan to continue to deploy additional measures as we grow. Our third-party service providers and vendors also take steps designed to protect the security and integrity of information technology systems and networks and customer information (including personal data). However, there can be no assurance that such systems, networks and measures will not be compromised, including as a result of intentional misconduct by employees, contractors, vendors, or other third parties as well as a result of software bugs, human error, or technical malfunctions.
Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter or use our vehicles, products, systems and networks to (i) gain control of, (ii) change the functionality, user interface or performance characteristics of or (iii) gain access to data stored in or generated by, our vehicles, products, systems and networks. Advances in technology, such as artificial intelligence, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open-source software, which can create additional risks, including potential security vulnerabilities. Increasing use of such products and services in our vehicles, including with our partnerships with Nuro and Uber for AV capabilities, heightens the risk and potential impacts of a cybersecurity breach of our or our third-party partners’ systems. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. Our systems and networks are also vulnerable to damage or interruption from, among other things, software bugs, server malfunctions, software or hardware failure, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, misuse, mistake, fraud, misconduct or other events that may harm our vehicles, products, systems and networks. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. We implement comprehensive measures to prevent, mitigate and resolve identified exposures and vulnerabilities, and maintain layered security practices designed to prevent or reduce the likelihood of a cybersecurity incident. We may also be subject to certain laws and regulations, such as “right to repair” laws that could require us to provide third-party access to certain vehicle and vehicle-connected systems. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.
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
In addition, our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any OTA or other updates, may contain, errors, bugs, design defects or other vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, design defects or other vulnerabilities may reside in third-party intellectual property or open-source software and be inherently difficult to detect and may only be discovered after code has been released for external or internal use. We attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, including issuing patches for zero-day vulnerabilities and deploying OTA updates to resolve errors, bugs, design defects or other vulnerabilities in our vehicle software, but such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we deploy software updates to address any issues but our OTA update procedures fail, our customers will need to work with our service personnel to install these updates, and their vehicle will remain vulnerable until installation of the updates. Any compromise of our personal, confidential or proprietary information (including our proprietary software code), products, systems or networks or inability to prevent or effectively remedy errors, bugs, design defects or other vulnerabilities may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, compromise of vehicle integrity and physical safety, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, prospects, results of operations and financial condition.
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
We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy, cybersecurity, and artificial intelligence, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.
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

Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and cybersecurity and govern our collection, storage, retention, protection, use, transmission, sharing, disclosure and other processing of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. As we expand our global footprint, our risk profile changes, and we will need to manage against the varied applicable data protection rules and regulations in the context of the new jurisdictions, business models and market strategies. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, at the international level, the EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, as well as the European Data Act, the EU Artificial Intelligence Act (the “AI Act”), and the Cyber Resilience Act in 2024. Canada adopted and continued to amend the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in addition to applicable provincial laws. The United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022. Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which came into effect in September 2023. Similarly, China’s Data Security Law (“DSL”) and Personal Information Protection Law (“PIPL”) have been effective since 2021. Additionally, we are also subject to the data privacy laws of the UK, including the UK General Data Protection Regulation (“UK GDPR”). Each of these regulations impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under applicable laws and regulations) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.
For example, failure to comply with the GDPR can result in significant fines and other liability, including fines of up to EUR 20 million or four percent (4%) of global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. The cost of compliance, and the potential for fines and penalties for non-compliance, with the GDPR may have a significant adverse effect on our business and operations. While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK GDPR will not automatically incorporate changes to the GDPR going forward (which would need to be specifically incorporated by the UK government) and may deviate in a way that creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. Legal developments in the European Economic Area (“EEA”), including rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have also created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the UK to third countries. While we have taken steps to mitigate the impact on us, the efficacy and longevity of these mechanisms remain uncertain. Additionally, we are monitoring our compliance obligations with a final rule adopted by the U.S. Department of Justice, which prohibits and restricts certain covered data transactions that result in the transfer or access to bulk U.S. sensitive personal data by countries of concern or covered persons, effective April 8, 2025, as well as a final rule adopted by the Bureau of Industry and Security that prohibits specific transactions involving the import or sale of connected vehicles and certain hardware and software with a sufficient nexus to China, applicable to vehicles from model year 2030. These regulations may impact our potential future business operations in China.
At the U.S. federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including with respect to data privacy and cybersecurity) (“FTC”) and the Gramm Leach Bliley Act (which regulates the confidentiality and security of customer information obtained by financial institutions, including non-banking financial institutions such as mortgage brokers, motor vehicle dealers, and payday lenders). Our financial services program, for example, will be subject to, among other applicable laws and regulations, the Safeguards Rule, as recently amended by the FTC (the “FTC Safeguards Rule”), which, among other things, requires non-banking financial institutions to design and implement safeguards to protect customer information, and the financial data collected as part of the financial services program consequently requires additional security and administrative controls. Additionally, there has been increasing regulatory scrutiny from the SEC with respect to adequately disclosing risks concerning cybersecurity and data privacy, which increases the risk of investigations into the cybersecurity practices, and related disclosures, of companies within its jurisdiction, which at a minimum can result in distraction of management and diversion of resources for targeted businesses. SEC cybersecurity disclosure rules (the “SEC Cybersecurity Disclosure Rules”) for public companies require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. See Item 1C “Cybersecurity” included elsewhere in this Annual Report for further information.

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
We are also impacted by regulations obligating us to share vehicle repair-related information, including location information, with third parties, including repair shops and repair tool hardware developers, under what are commonly called “right-to-repair” laws. Other state, federal, and foreign jurisdictions are exploring expanding right-to-repair obligations in this area as well. Furthermore, some entities within the U.S. federal government, including certain members of Congress and the NHTSA, have focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe (“UNECE”) has introduced regulations governing connected vehicle cybersecurity in the EU which are mandatory for all new vehicle types from July 2022 and all new vehicles produced from July 2024. Similar regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect our business in European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulations.
New products, services and business lines may face scrutiny from regulators as well. Any changes in laws, rules or regulations regulating artificial intelligence technologies could require us to expend significant resources to modify our products, services, or operations to facilitate compliance or remain competitive. As our engagement with artificial intelligence tools and technologies increases, we may be impacted by emerging artificial intelligence rules, regulations, and frameworks globally, including the AI Act and the EU Product Liability Directive (the “Directive”). This Directive extends the EU’s existing strict product liability regime to artificial intelligence technologies and artificial intelligence-enabled products, and facilitates civil claims in respect of harm caused by artificial intelligence. Other nascent data privacy and cybersecurity laws and regulations are still subject to a high degree of uncertainty as to their interpretation and application. If such laws and regulations are implemented, interpreted or applied in a manner inconsistent with our current or future practices or policies, or if we fail to comply with applicable laws or regulations, as well as contractual obligations, policies and industry standards, or to secure personal information, we could be subject to investigations, enforcement actions and other proceedings, which could result in substantial fines, damages, injunctions, orders to change our business practices, and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

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
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. We have faced and continue to face potent competition for highly skilled workers in the United States, especially in California. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our business success. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be amplified by our ongoing transition to full-scale, high-volume commercial vehicle manufacturing, where—despite significant progress in a short time—we continue to face complexities due to our relatively limited experience compared to established industry players, heightened by geopolitical volatility and market disruptions. Any failure to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
In addition, any workforce reduction plan may also be distracting to employees and management and may negatively impact our ability to continue to attract and retain highly skilled personnel. We have in the past reduced the size of our workforce, and have recently announced a workforce reduction plan in February 2026. Any such plan in the future may adversely affect our business operations, reputation, or ability to serve customers. The replacement of any members of our senior management team or other key employees could involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
On February 21, 2025, our former Chief Executive Officer and Chief Technology Officer, Peter Rawlinson, resigned from his positions and as a member of our board of directors (“Board of Directors” or “Board”). Our Board of Directors appointed our Chief Operating Officer, Marc Winterhoff, to serve as Interim CEO until a qualified replacement is found. Mr. Rawlinson is available as Strategic Technical Advisor to the Chairman of the Board through February 21, 2027.
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
We will need to hire, retain, and train a significant number of employees to engage in full capacity commercial manufacturing operations and for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, retaining, training and managing a large workforce, such as establishing and maintaining efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating and maintaining an effective company culture. Although the area surrounding our AMP-1 facility in Casa Grande, Arizona and the area surrounding our AMP-2 facility in KAEC are home to highly trained workforces with experience in engineering and manufacturing, these workforces may not have significant experience with EV manufacturing, and related processes such as inventory management, logistics and quality. Many jobs will require significant training and we may need to spend significant resources to ensure employees obtain and adhere to such training. Further, competition for employees in the Casa Grande, Arizona area has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area; this same competition for talent may eventually intensify in KAEC as well. In addition, as we progress in constructing our AMP-2 facility in Saudi Arabia, we will need to hire, retain, and train a significantly larger number of employees in the local region to fully support the facility’s manufacturing operations. Any failure to comply with local labor laws and customs could have an adverse effect on our business or operations. If we are unsuccessful in hiring, retaining and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

Furthermore, although none of our United States or international based employees is currently represented by a labor union that we are aware of at this time, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Some unions may attempt and have announced to attempt to organize non-union automakers in the U.S., including us. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, or similar activities with certain consultation rights with respect to the relevant companies’ operations, or companies are required to apply collective bargaining agreements, implement works councils or similar bodies with certain consultation rights related to the activities of the companies involved. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to address such organizing or to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays, and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations, or financial condition.
Misconduct by our employees and independent contractors during and before their employment with us could expose us to potentially significant legal liabilities, reputational harm or other damages to our business.
Many of our employees play critical roles in ensuring the safety and reliability of our vehicles and our compliance with relevant laws and regulations. Certain of our employees have access to sensitive information and proprietary technologies and know-how. While we have adopted codes of conduct for all of our employees and implemented detailed policies and procedures relating to intellectual property, proprietary information, and trade secrets, we cannot guarantee that our employees will always abide by these codes, policies, and procedures nor that the precautions we take to detect and prevent employee misconduct will always be effective. If any of our employees engage in any misconduct, illegal or suspicious activities, including but not limited to misappropriation or leakage of sensitive information, proprietary information, know-how or trade secrets, we and such employees could be subject to legal claims and liabilities and our reputation and business could be adversely affected as a result.
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
The Uyghur Forced Labor Prevention Act (“UFLPA”) creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the United States and are not entitled to entry. While we are not presently aware of any direct impacts these restrictions have on our supply chain, the UFLPA may materially and negatively impact our ability to import the goods and products we rely on to manufacture our products and operate our business. The UFLPA may further impact our supply chain and costs of goods as it may restrict the available supply of goods and products eligible for importation into the United States, including among other things, electronics assemblies and aluminum. As the United States government continues to investigate claims of forced labor in China, the enforcement of the UFLPA continues to evolve, making the potential for impacts on Chinese suppliers (and non-Chinese suppliers using supply chains extending into China) difficult to assess.
In 2022, in response to actions taken by Russia against Ukraine, the United States and other countries worldwide implemented significant economic sanctions, embargoes, financial restrictions, trade controls and other governmental measures and restrictions against Russia, Belarus, and certain related entities and persons. Additionally, risk of escalation or expansion of conflicts in the Middle East have introduced new uncertainties to trade relations and policies. The United States has enacted, or may enact in the future, federal regulations that significantly constrain trade relations with Russia, Belarus or other countries. Consequently, imports of certain products or merchandise originating from these jurisdictions may be subject to higher import duty rates. To the extent such products or merchandise are found in our cross-border supply chains and subject to higher duties, the suspension of normal trade relations with Russia, Belarus and other countries could increase our input costs, which could adversely impact our business and financial condition.

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
In addition, motor vehicles and associated service activities are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Lucid Air, the Lucid Gravity and any future vehicle programs, including the upcoming Midsize platform will be subject to such regulation under international, federal, state and local laws and standards. These regulations include those promulgated by the EPA, NHTSA, other federal agencies, various state agencies and boards; and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time-to-time, and we could become subject to additional regulations in the future, which could increase the effort and expense of compliance. If compliance results in delays or substantial expenses, this could adversely affect our business. Laws and industrial standards for EVs continue to evolve, and we face risks associated with changes to these regulations, which could have an impact on the adoption of EVs.
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
Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. For example, we have conducted several vehicle recalls due to a number of potential issues in the past and we may in the future voluntarily or involuntarily initiate additional recalls if any of our EVs or components (including our batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if we are unable to obtain the necessary replacement parts, we may be unable to service and repair recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our EVs and could also result in the loss of business to our competitors. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense, the possibility of lawsuits, and diversion of management’s attention and other resources, which could adversely affect our brand image in our target markets and our business, prospects, results of operations and financial condition.
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
We may become subject to product liability and warranty-related claims, which could harm our business, prospects, results of operations and financial condition. The automotive industry experiences significant product liability claims, and we face inherent risks of exposure to claims in the event our production vehicles do not perform or are claimed not to perform as expected or malfunction, resulting in property damage, personal injury or death. We also expect that, as is true for other automakers, our vehicles will be involved in crashes resulting in death or personal injury, and even if not caused by the failure of our vehicles, we may face product liability claims and adverse publicity in connection with such incidents. In addition, we may face claims arising from or related to failures, claimed failures or misuse of new technologies that we expect to offer, including ADAS and AV features in our vehicles. See “— Risks Related to Litigation and Regulation — ADAS and autonomous vehicle technologies are subject to uncertain and evolving regulations.” In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring modules, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. See “— Risks Related to Manufacturing and Supply Chain — Our vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.” In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all circumstances. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls or redesign efforts, all of which would be time-consuming and expensive. Furthermore, if our products contain design defects, manufacturing defects, or other defects in materials or workmanship that cause them to not conform to applicable express or implied warranties, or we are unable to service or repair nonconforming vehicles within a reasonable period of time or number of repair attempts, we may be subject to breach of warranty, lemon law, and other consumer protection claims.
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
Construction and operation of an automobile manufacturing facility requires land use and environmental permits and other construction and operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona and Saudi Arabia manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, hazardous materials, construction and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or granting of the permits to construct or operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our vehicles, including the Lucid Air, the Lucid Gravity and our upcoming Midsize platform, which could harm our business and prospects.”
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
ADAS and autonomous vehicle technologies are subject to uncertain and evolving regulations.
We expect to introduce certain ADAS and AV technologies into our vehicles over time. ADAS and AV technologies are subject to regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technologies, all of which is beyond our control. There is a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that assume a human driver will be controlling the vehicle at all times. Currently, there are no federal U.S. regulations in effect pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Both the U.S. and Europe are considering new rules for ADAS and AV technologies that are expected to come into effect in future years. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the United States and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations or may delay products or restrict self-driving features and availability, which could adversely affect our business. Our vehicles may not achieve compliance with the regulatory requirements in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our ADAS or AV hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.
We are subject to U.S. and foreign anti-corruption, anti-money laundering and anti-boycott laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we expect to conduct activities, as well as the antiboycott regulations of the U.S. Export Administration regulations. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Anti-money laundering laws and regulations of the U.S. and other countries may require additional due diligence of counterparties and for us to provide ownership and financial information to counterparties. The antiboycott regulations of the U.S. Export Administration require us to refuse to comply with the Arab League boycott of Israel and report any requests to do so. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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
Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. For example, as of December 31, 2025, pursuant to the terms of the agreements we entered into in connection with the supply of lithium-ion battery cells, we have remaining minimum purchase commitments of an aggregate of approximately $2.56 billion of lithium-ion battery cells using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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

We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including volatility and disruptions in the capital and credit markets, including as a result of inflation, bank closures and liquidity concerns at financial institutions, the risk of a global economic recession or other downturn, interest rate changes, global or regional conflicts or other geopolitical events, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations and financial condition.
We may not be able to realize the anticipated benefits of our agreements with Aston Martin, Uber, and Nuro.
In June 2023, we entered into the Implementation Agreement with Aston Martin under which we and Aston Martin have established a long-term strategic technology arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery EV chassis, and supply powertrain and battery components to Aston Martin. However, we may not be able to realize the anticipated benefits of this agreement if we experience delays, fail to successfully integrate our powertrain and battery components with Aston Martin’s vehicles, or fail to enter into a long form supply agreement on terms acceptable to us, or if we experience delays or fail to deliver the components ordered by Aston Martin. See Item 1 “Business” and Note 16 “Related Party Transactions” to the consolidated financial statements included elsewhere in this Annual Report for more information.
In July 2025, we entered into the Vehicle Production Agreement (“VPA”) with Uber under which Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 Lucid Gravity Plus vehicles over a six-year period following the start of production. We will collaborate with Nuro to install autonomous driving software in Lucid Gravity vehicles, to enable Uber and its designated fleet operators to operate the vehicles as robotaxis with Level 4 autonomy. See Note 9 “Stockholders’ Equity” to the consolidated financial statements included elsewhere in this Annual Report for more information.
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
Servicing our current and future debt and potential payment obligations, including under the terms of our Convertible Senior Notes and Redeemable Convertible Preferred Stock, may restrict our flexibility in operating our business and require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness or satisfy our payment obligations.
We issued $2.0 billion principal amount of our 1.25% convertible senior notes due 2026 (the “2026 Notes”) in December 2021, issued $1.1 billion principal amount of our 5.00% convertible senior notes due 2030 (the “2030 Notes”) in April 2025, issued $975.0 million principal amount of our 7.00% convertible senior notes due 2031 (the “2031 Notes”) in November 2025, and have entered into several credit facilities since 2022. Concurrent with the 2030 Notes offering, we repurchased $1,052.5 million principal amount of the 2026 Notes, reducing its remaining principal amount to $960.0 million. Concurrent with the 2031 Notes offering, we repurchased $755.7 million principal amount of the 2026 Notes, further reducing its remaining principal amount to $204.3 million. See Note 6 “Debt” to the consolidated financial statements included elsewhere in this Annual Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness from time-to-time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.
Noteholders may, subject to a limited exception, require us to repurchase their Convertible Senior Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. Holders of the 2031 Notes may also require us to repurchase their 2031 Notes on November 1, 2029 at a cash optional repurchase price equal to the principal amount of the 2031 Notes to be repurchased. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have sufficient available cash or be able to obtain financing at the time we are required to repurchase the Convertible Senior Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, such as the covenants in the ABL Credit Facility and Certificate of Designations, may restrict our ability to repurchase the Convertible Senior Notes or pay any cash amounts due upon conversion. Our failure to repurchase the Convertible Senior Notes or pay any cash amounts due upon conversion when required will constitute a default under the indentures of such Convertible Senior Notes. A default under the indentures of such Convertible Senior Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Senior Notes.
In addition, under the loan agreement entered into with Saudi Industrial Development Fund (“SIDF”), a related party of the Public Investment Fund (“PIF”), which is an affiliate of Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), in February 2022 (as subsequently amended, the “SIDF Loan Agreement”), the SAR 1.9 billion credit facility with Gulf International Bank (“GIB”) maturing in February 2028 (the “2025 GIB Credit Facility”), five-year senior secured asset-based revolving credit facility (the “ABL Credit Facility”), and $750.0 million five-year unsecured delayed draw term loan credit facility (as amended to increase the aggregate principal to $1.98 billion in November 2025, the “DDTL Credit Facility”), we are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on our ability to, among other things, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of assets (including dispositions of material intellectual property), consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in certain sale and leaseback transactions, consummate mergers and other fundamental changes, enter in to restrictive agreements or modify their organizational documents.

In March 2024, we issued 100,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”) and in August 2024, we issued 75,000 shares of our Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Redeemable Convertible Preferred Stock”, together with the Series A Redeemable Convertible Preferred Stock, the “Redeemable Convertible Preferred Stock”). The holders of our Redeemable Convertible Preferred Stock have the right to receive payment in cash upon a mandatory conversion or redemption at our option, or upon the occurrence of a fundamental change (as defined in the Certificate of Designations), if certain liquidity conditions are not satisfied. In general, we are entitled to exercise a mandatory conversion right regarding the Redeemable Convertible Preferred Stock to convert into shares of common stock after the third anniversary of the date of original issuance if the daily VWAP (as defined in the Certificate of Designations) has been at least 200% of the Conversion Price (as defined in Note 8 “Redeemable Convertible Preferred Stock” to our consolidated financial statements included elsewhere in this Annual Report) for at least twenty (20) trading days (whether or not consecutive) during any thirty (30) consecutive trading day period (including the last day of such period), and we are entitled to redeem all or any portion of the Redeemable Convertible Preferred Stock on or after the fifth anniversary of the date of original issuance at a redemption price specified in the Certificate of Designations. The holders of our Redeemable Convertible Preferred Stock also have the right to receive certain Minimum Consideration (as defined in Note 8 “Redeemable Convertible Preferred Stock” to our consolidated financial statements included elsewhere in this Annual Report) upon a mandatory conversion, optional redemption, fundamental change or liquidation event. While we largely can control the occurrence of such events, if we are required to cash settle any of these obligations as a result of the liquidity conditions not being met, the amount of such cash settlement is subject to factors beyond our control and we cannot presently predict the amount of such cash settlement, which increases over time is not subject to any cap or limitation. A requirement to cash settle any obligations in relation to the Redeemable Convertible Preferred Stock may have a material adverse effect on our business, prospects, results of operations and financial condition. See “—The issuance of additional shares of our common stock or other equity or equity-linked securities, including upon conversion, optional redemption or repurchase of convertible securities, or sales of a significant portion of our common stock, could depress the market price of our common stock.”
Our business may not generate cash flow from operations in the future sufficient to service our debt, our obligations under the Redeemable Convertible Preferred Stock and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or preferred stock or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any current or future indebtedness or preferred stock will depend on the capital markets and our financial condition at such time. Our obligations to the holders of our Redeemable Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. We may not be able to engage in future financing on desirable terms, which could result in a default on our debt obligations. In addition, our existing debt agreements contain, and any of our future debt agreements may contain restrictive covenants that may prohibit us from selling assets, restructuring debt or preferred stock or obtaining additional debt financing or equity capital, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
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
We and our subsidiaries have incurred and may need to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The ABL Credit Facility, the certificate of designations of Series A Redeemable Convertible Preferred Stock (the “Series A Certificate of Designations”) and the certificate of designations of the Series B Redeemable Convertible Preferred Stock (the “Series B Certificate of Designations”) (together, the “Certificate of Designations”), impose certain restrictions on our ability to incur additional debt, but we are not restricted under the terms of the indentures governing our Convertible Senior Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our Convertible Senior Notes when due.
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
For the 2026 Notes, before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their 2026 Notes upon the occurrence of certain events, and they may elect to convert their 2026 Notes regardless of the occurrence of such events from and after September 15, 2026 until the close of business on the second scheduled trading day immediately before December 15, 2026. For the 2030 Notes, before the close of business on the business day immediately before January 1, 2030, noteholders will have the right to convert their 2030 Notes upon the occurrence of certain events, and they may elect to convert their 2030 Notes regardless of the occurrence of such events from and after January 1, 2030 until the close of business on the second scheduled trading day immediately before April 1, 2030. For the 2031 Notes, before the close of business on the business day immediately before August 1, 2031, noteholders will have the right to convert their 2031 Notes upon the occurrence of certain events, and they may elect to convert their 2031 Notes regardless of the occurrence of such events from and after August 1, 2031 until the close of business on the second scheduled trading day immediately before November 1, 2031. If holders of the Convertible Senior Notes elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The Redeemable Convertible Preferred Stock ranks senior to the common stock with respect to dividends and distributions of assets upon the Company’s liquidation, dissolution or winding up. In addition, the Redeemable Convertible Preferred Stock creates substantial obligations upon us in the case of a conversion, mandatory conversion, optional redemption, fundamental change or liquidation event that may have an adverse effect upon our financial condition and the interests of the holders of our common stock. The Redeemable Convertible Preferred Stock ranks senior to the common stock with respect to dividends, which substantially limits our ability to issue parity securities, junior securities or cash dividend securities, and may in some circumstances limit our ability to pay dividends on our common stock. Furthermore, the Certificate of Designations also provides that as long as Ayar owns at least 50% of the Redeemable Convertible Preferred Stock, we are required to comply with certain debt incurrence covenants in our ABL Credit Facility.

Holders of the Redeemable Convertible Preferred Stock also have rights to a guaranteed Minimum Consideration in the event that the Company exercises its right to mandatory conversion or optional redemption of the Redeemable Convertible Preferred Stock, and in the event of a fundamental change or liquidation event. See “—The issuance of additional shares of our common stock or other equity or equity-linked securities, including upon conversion, optional redemption or repurchase of convertible securities, or sales of a significant portion of our common stock, could depress the market price of our common stock.” In addition, holders of our Redeemable Convertible Preferred Stock have the right to receive payment in cash upon a mandatory conversion, optional redemption or a fundamental change if certain liquidity conditions are not satisfied. See “—Servicing our current and future debt and potential payment obligations, including under the terms of our Convertible Senior Notes and Redeemable Convertible Preferred Stock, may restrict our flexibility in operating our business and require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness or satisfy our payment obligations.” and “—We may be unable to raise the funds necessary should any cash amounts become payable upon mandatory conversion or in connection with a fundamental change or optional redemption in relation to our Redeemable Convertible Preferred Stock.”
We may be unable to draw down the full amounts available under the ABL Credit Facility, the SIDF Loan Agreement, the 2025 GIB Credit Facility or the DDTL Credit Facility.
The ABL Credit Facility has an initial aggregate principal commitment amount of up to $1.0 billion. However, availability of the committed amounts under the ABL Credit Facility is subject to the value of the eligible borrowing base and certain debt compliance covenants in the Certificate of Designations. We are currently able to draw down only a portion of the full amount available under the ABL Credit Facility. In addition, there is no guarantee that we will have sufficient eligible borrowing base in the future to be able to draw down the full amount available under the ABL Credit Facility. In addition, amounts committed under the SIDF Loan Agreement and the 2025 GIB Credit Facility are only available for certain specific purposes and subject to conditions on drawdowns. The DDTL Credit Facility provides for an approximately $1.98 billion delayed draw term loan credit facility, subject to drawdown conditions, including the requirement that there is no availability under the ABL Credit Facility. Any inability to draw down the full amounts committed under these facilities, should the need arise, may have an adverse effect on our cash flows and liquidity.
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
Our period-to-period financial results may vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles (which could also reduce sales of our existing vehicles), increase production capacity, design and develop new EV-related products and technologies including robotaxis, and establish or expand design, research and development, production, sales and service facilities. Our revenues from period-to-period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new incentives or product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we expect to experience similar seasonality as we scale commercial production and sale of our current and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles in all of our markets, including price adjustments and incentives; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, including changes in trade policies and imposition or proposed imposition of tariffs; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; investment in expansion to new markets; or increase in our sales, service and marketing activities. See “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could also significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards of $10.8 billion and $7.8 billion, respectively, from taxable years prior to 2018 will begin to expire in 2027. See Note 13 “Income Taxes” to the consolidated financial statements included elsewhere in this Annual Report for more information. As of December 31, 2025, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards do not have an expiration date. As of December 31, 2025, we had foreign net operating loss carryforwards, the majority of which will begin to expire in 2043. As of December 31, 2025, we maintain a full valuation allowance for our U.S. and the majority of our non-U.S. net deferred tax assets.
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
It is more likely than not that we will not generate taxable income in time to use any of our NOL carryforwards and research and development credits before their expiration.
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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” In light of the SEC Warrant Accounting Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” Churchill’s management evaluated the terms of the Warrant Agreement entered into in connection with the Churchill IPO and concluded that the warrants include provisions that, based on the SEC Warrant Accounting Statement, preclude the warrants from being classified as components of equity. As a result, Churchill classified the warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the privately placed common stock warrants issued in connection with the Churchill IPO (the “Private Placement Warrants”) at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the warrants and that such gains or losses could be material.

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
•lower-than-anticipated industry-wide EV adoption rates or perception that EV demand is slowing;
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
•market reaction to any of our strategic partners;
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
•general economic and political conditions, such as uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, recessions, interest rate changes, inflation, bank closures and liquidity concerns at financial institutions, changes in diplomatic and trade relationships, fluctuations in foreign currency exchange rates, acts of war or terrorism, and natural disasters; and

•other risk factors listed in this section “Risk Factors.”
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
Furthermore, the stock markets in general, and the markets for technology and EV stocks in particular, have experienced extreme volatility that has sometimes been unrelated to the operating performance of the companies. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, hedging activity by holders of the Convertible Senior Notes may impact the market price of our common stock, in particular during any redemption conversion period in connection with a redemption of the Convertible Senior Notes or any observation period for a conversion of the Convertible Senior Notes.
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
The issuance of additional shares of our common stock or other equity or equity-linked securities, including upon conversion, optional redemption or repurchase of convertible securities, or sales of a significant portion of our common stock, could depress the market price of our common stock.
Future issuances of shares of our common stock, or of securities convertible into or exercisable for our common stock, could depress the market price of our common stock and result in significant dilution for holders of our common stock. This includes the potential issuance of a substantial number of shares of our common stock upon the conversion, optional redemption, or repurchase of our Redeemable Convertible Preferred Stock. The Redeemable Convertible Preferred Stock is convertible into our common stock at specified conversion prices, subject to customary anti-dilution adjustments, and the number of shares issuable upon conversion may increase over time due to the compounding of dividends at an initial rate of 9% per annum, which are not subject to any cap or sunset provisions and may accrue in perpetuity. As a result, the number of shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock may continue to increase, further diluting the ownership interests of existing common stockholders.
In addition, in certain circumstances, including in connection with a mandatory conversion, optional redemption, or a fundamental change (as defined in the Certificate of Designations), holders of the Redeemable Convertible Preferred Stock may be entitled to receive “Minimum Consideration.” If the value of the Minimum Consideration exceeds the Accrued Value of the Redeemable Convertible Preferred Stock, we would be required to issue a number of shares of common stock that is presently indeterminable and, particularly if our stock price is substantially below the initial conversion price, such issuances could result in significant dilution to the common stockholders which could have a material adverse effect on the market prices of our common stock and on our financial condition, liquidity, and ability to obtain additional financing.
The exercise of our outstanding warrants and options, the vesting and settlement of our restricted stock units and the conversion of our Convertible Senior Notes may also result in additional dilution to holders of our common stock. In the future, we may issue additional shares of our common stock, or securities convertible into or exercisable for common stock, in connection with generating additional capital, future acquisitions, repayment of outstanding indebtedness, under our stock incentive plan, or for other reasons.
The market price of shares of our common stock could decline as a result of substantial sales of common stock or securities convertible into shares of common stock, particularly by our significant stockholders, a large number of shares of common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

In addition, pursuant to the Investor Rights Agreement, dated February 22, 2021 (as amended from time-to-time, the “Investor Rights Agreement”), Ayar, and certain other parties thereto are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights with respect to their shares of common stock (including shares of common stock underlying the Redeemable Convertible Preferred Stock held by Ayar) and Ayar’s shares of the Redeemable Convertible Preferred Stock. We also provided certain registration rights to SMB with respect to the shares of common stock issued to SMB pursuant to the 2025 Subscription Agreement. If either pursuant to any registration statement or through another avenue, one or more of these stockholders were to sell a substantial portion of the securities they hold, including any common stock issued upon conversion, redemption or repurchase of our Redeemable Convertible Preferred Stock, it could cause the trading price of our common stock to decline. Furthermore, given Ayar’s substantial concentration in ownership of our common stock and the Redeemable Convertible Preferred Stock, if Ayar were to elect to sell in the open market or in private placement transactions, it could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our common stock.
We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies.
As of December 31, 2025, the PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the eight directors to our Board.
In addition, for so long as Ayar holds the Redeemable Convertible Preferred Stock and as result of the consent and voting rights of the Redeemable Convertible Preferred Stock, coupled with the voting rights associated with Ayar’s existing ownership of common stock in the Company, Ayar has significant power to influence the outcome over any matter submitted for the vote of the holders of our common stock and to influence certain matters affecting our governance and capitalization. Further, Ayar is entitled to receive additional shares of our common stock under the prepaid forward transactions entered into with a forward counterparty that is an affiliate of one of the initial purchasers of the 2030 Notes and the 2031 Notes (the “Forward Counterparty”) in connection with the pricing of the 2030 Notes and the 2031 Notes. This concentration of ownership and voting power allows Ayar to exercise control over certain decisions, in particular with regards to governance and capitalization matters, including matters requiring approval by our stockholders (such as, subject to the Investor Rights Agreement, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests.
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
Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and trading of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Our stockholders may be unable to sell their securities unless a market can be established or sustained.
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
For the avoidance of doubt, the foregoing provisions of our current bylaws will not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our current bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Although investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our current bylaws described in the preceding sentences. These provisions of our current bylaws could limit the ability of our stockholders to obtain a favorable judicial forum for certain disputes with us or with our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our current bylaws inapplicable to, or unenforceable in respect of, one or more of the types of actions or proceedings listed above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations. While the Delaware courts have determined that such choice of forum provisions are valid at face value, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions.

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
Governance
Board and Committee Oversight
Our Board has oversight responsibility for our overall enterprise risk management and delegates cybersecurity risk management oversight to the Audit Committee. The Audit Committee oversees Lucid’s policies and practices with respect to risk assessment and risk management, including discussing with management (i) Lucid’s major financial, cybersecurity, privacy and other information technology risk exposures; (ii) the steps that have been taken to monitor and control such exposures; and (iii) any material cybersecurity threats or incidents. The Audit Committee and the Board receive regular reporting from Lucid’s management, including our Head of Cybersecurity and other leaders of our enterprise IT security and product cybersecurity departments (“Cybersecurity Leaders”), led by our Head of Cybersecurity, on the status of our cybersecurity program and ad hoc reporting on material cybersecurity threats and incidents.
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
Our Cybersecurity Leaders and the dedicated personnel on their teams have industry-recognized certifications such as Certified Information Security Manager, Certified Information Systems Security Professional, and Boardroom qualified Technology Expert, and experienced information systems security professionals and information security managers with many years of technical cybersecurity management experience. Our Head of Cybersecurity has served in various roles in information security over the past 30 years, including serving as Chief Information Security Officer for four other technology companies. Our Head of Cybersecurity has a Bachelor of Science in Cybersecurity and Information Assurance and has earned several industry certifications in systems and cybersecurity.
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
Item 2. Properties.
We are headquartered in Newark, California. Our principal facilities include properties in North America, Europe and the Middle East, which are primarily for manufacturing, assembly, warehousing, engineering, retail and service, and administrative activities. We have opened 62 studios and service centers (excluding temporary and satellite service centers) under leases: 45 in North America, 12 in Europe, and five in the Middle East. Our current manufacturing facilities are in Casa Grande, Arizona and Saudi Arabia. We currently lease or own the land on which our material properties are situated, and the leased properties are subject to various lease arrangements with third-party entities.
Excluding our growing portfolio of retail and service locations, a list of certain of our principal facilities are outlined below:

Primary Use	Location	Owned or Leased
Headquarters	Newark, CA	Leased
Manufacturing (AMP-1)	Casa Grande, AZ	Owned/Leased(1)
Manufacturing (AMP-2)	King Abdullah Economic City, Saudi Arabia	Leased
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
On August 29, 2025, we effected a reverse stock split of our common stock at a ratio of one-for-ten (1:10) and a corresponding reduction of the authorized shares of common stock, as approved by our Board and stockholders. The shares of the common stock began trading on a reverse split-adjusted basis at market open on September 2, 2025.
Holders of Record
As of January 30, 2026, there were 101 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held through banks, brokers and other financial institutions.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Subscription Agreement
On July 16, 2025, we entered into a subscription agreement (the “2025 Subscription Agreement”) with SMB, a subsidiary of Uber, under which we agreed to issue and SMB agreed to purchase, in a private placement, our common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. In September 2025, we entered into an amendment to the 2025 Subscription Agreement with SMB to reflect the adjustments made to the number of placement shares and purchase price per placement share therein due to the Reverse Stock Split (as defined in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report), and consummated the private placement of shares to SMB and issued 13,715,121 shares, at a price per share of $21.87, for aggregate net proceeds of $299.7 million after deducting issuance costs of $0.3 million.
The shares issued under the 2025 Subscription Agreement were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act.
Convertible Senior Notes
On April 8, 2025, we issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes due 2030 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We used the net proceeds from the 2030 Notes offering (i) to fund the approximate $118.3 million cost of entering into the capped call transaction and (ii) to fund repurchases of approximately $1,052.5 million in aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. We intend to use the remaining net proceeds for general corporate purposes.
On November 17, 2025, we issued $975.0 million aggregate principal amount of 7.00% convertible senior notes due 2031 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We used the net proceeds from the 2031 Notes offering to fund repurchases of approximately $755.7 million in aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes. We intend to use the remaining net proceeds for general corporate purposes.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison, from January 1, 2021 through December 31, 2025, of the cumulative total return on our common stock, the NASDAQ Composite Index and the 20 largest public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on January 1, 2021 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Comparative Total Return Analysis

LCID vs. Nasdaq Composite vs. SIC 3711 (20-Largest as of 12/31/25)

$600
$500
$400
$300
$200
$100
$-
Jan-21
Apr-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
LCID
NASDAQ
2025 SIC 3711

Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Lucid management believes is relevant to an assessment and understanding of Lucid’s consolidated results of operations and financial condition as of December 31, 2025 and for the fiscal year ended December 31, 2025. The discussion should be read together with our consolidated financial statements and related notes that are included elsewhere in this Annual Report. For discussion related to our financial condition as of December 31, 2024, results of operations for the fiscal year ended December 31, 2024 and year-to-year comparison between the years ended December 31, 2024 and 2023, refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 25, 2025. This discussion may contain forward-looking statements based upon Lucid’s current expectations, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Unless otherwise noted, the share, per share, and related information in this Annual Report has been retrospectively adjusted to reflect the Reverse Stock Split (as defined in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report).
Overview
We are a technology company that is shaping the future of mobility through our innovations, advanced technology, and software-defined vehicle platforms. Our award-winning Lucid Air and Lucid Gravity set new standards with their unmatched combination of performance, range, space, and efficiency. Our focus on in-house hardware and software innovation, vertical integration, and a “clean sheet” approach to engineering and design led to the development of the award-winning Lucid Air and Lucid Gravity, and upcoming Midsize platform.
We sell vehicles directly to consumers through our retail sales network and online channels, including Lucid Financial Services. We believe that owning and operating our sales network provides the best opportunity to closely manage the customer experience, gather direct feedback, and ensure that every interaction is tailored to customer needs. We are also actively exploring alternative importer and agency models to enhance flexibility and optimize our distribution strategy in response to evolving market dynamics. We also own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house capabilities, we continue to grow an approved list of specially trained collision repair shops, which in some cases serve as repair hubs for mobile service.
We designed, developed, and now manufacture and sell two groundbreaking EVs: The Lucid Air sedan, for which customer deliveries began in late 2021, and the Lucid Gravity SUV, which arrived on the road in late 2024. We plan to expand our vehicle lineup with the upcoming Midsize platform vehicles, which is scheduled to start production in late 2026.
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
Recent Developments
Workforce Reduction
In February 2026, we announced a reduction of our current U.S. workforce (the “Plan”) intended to align with our long-term operating goals as we focus on the start of production of our Midsize platform, expansion into the robotaxi market and development of ADAS technologies, as well as the sale and distribution of our current models in existing and new geographies. We expect to substantially complete the Plan by the end of the second quarter of 2026, subject to local law and consultation requirements. As a result of the Plan, we expect to incur total restructuring charges of approximately $40 million to $42 million, primarily related to severance payments, employee benefits, and employee transition. We expect the Plan to provide us with an annualized cash savings of approximately $145 million to $150 million.
2031 Notes
In November 2025, we issued $975.0 million aggregate principal amount of the 2031 Notes in a private offering. The net proceeds from the offering were $962.2 million after deducting debt issuance costs.
Repurchase of 2026 Notes
Contemporaneously with the 2031 Notes offering, we repurchased $755.7 million aggregate principal amount of the 2026 notes, using $748.2 million of the net proceeds of the 2031 Notes.

Potential Impact of Adverse Economic Conditions and Trade Policy Uncertainties on our Business
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, bank closures and liquidity concerns at financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for our products may result in a decline in product sales, with a corresponding material adverse impact on our business, prospects, financial condition and results of operations. Given our premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on us compared to our competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls could also cause supply chain and logistical challenges and operational risks. In particular, the U.S. federal government enacted the law commonly referred to as the OBBBA, which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications.
Taken together, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls, coupled with supply chain challenges and the potential difficulty of passing costs to consumers or sharing the burden with suppliers, could reduce demand for our products and have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, the deterioration of conditions in the financial markets may limit our ability to obtain external financing to fund our operations and capital expenditures for business growth on terms favorable to us, if at all. See “Risk Factors” in Item 1A of Part I of this Annual Report for more information regarding risks associated with a global economic downturn or recession, changes or uncertainties in trade policies, or the imposition or proposed imposition of tariffs, including under the captions “A global economic recession, downturn or other adverse economic conditions may have a material adverse impact on our business, prospects, results of operations and financial condition.” and “Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.”
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
The Lucid Air and the Lucid Gravity are software-defined vehicles, designed to improve over time, with OTA software updates and key hardware already in place in the vehicle. This holistic systems approach to the integration of hardware and software is what allows us to provide these continuous OTA updates.
We designed the Lucid Gravity to share components with the Lucid Air where possible, and we continue to evaluate opportunities to apply components developed for the Lucid Gravity to the Lucid Air, further expanding the number of common parts while also enhancing the customer experience in the Lucid Air. These measures enable efficiency in design, engineering, and capital expenditure deployment for the Lucid Gravity. We anticipate continued consumer demand for the Lucid Air based on its luxurious design, high-performance technology, sustainability leadership, and the growing acceptance of and demand for EVs as substitutes for gasoline-fueled vehicles. We also anticipate that these attributes will drive customer demand for the Lucid Gravity, and our future models, including our upcoming Midsize platform.

Distribution Models
We operate a direct-to-consumer sales and service model in North America, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sales of the Lucid Air, the Lucid Gravity, and any future vehicle programs, including the upcoming Midsize platform, that we may offer over the coming decade, including to open additional studios, expand our sales force, grow marketing and brand awareness, and establish a robust service center operation. As of December 31, 2025, we have opened 62 studios and service centers (excluding temporary and satellite service centers): 40 in the United States (14 in California, four in each of Florida and New York, two in each of Arizona, Illinois, Massachusetts, New Jersey, Texas, Virginia and Washington, and one in each of Colorado, Georgia, Michigan and Pennsylvania), seven in Germany, five in Canada, four in Saudi Arabia, three in Switzerland, one in Netherlands, one in Norway, and one in the United Arab Emirates. We also plan to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to delivering and servicing the Lucid EVs we currently manufacture and sell.
As we expand globally, our strategy includes establishing third-party distribution partnerships through proven business models such as importer, dealer, agent, and authorized repairer relationships. Introducing these channels is expected to enable rapid growth in these markets while optimizing the capital required to build a comprehensive sales and service network. All third-party partnerships are expected to be governed by robust agreements, standards, and guidelines to ensure compliance and maintain the Lucid customer experience throughout the entire journey.
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

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$1,353,790	$807,832	$545,958	68%
We recognize revenue from vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, regulatory credits, and sales of non-Lucid vehicles acquired as part of the trade-in program. We generate regulatory credits revenue from the sale of tradable credits we earn under various regulations. This includes credits related to ZEVs and GHG, and CAFE credits.
Revenue increased by $546.0 million, or 68%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily driven by higher Lucid vehicle deliveries for the year ended December 31, 2025, as compared to the year ended December 31, 2024. In addition, our ramp-up of the Lucid Gravity which has a higher average selling price, resulted in a favorable product mix that further contributed to the increase in the revenue. We believe the recent proposal to lower the U.S. federal fuel economy standards and eliminate CAFE EV credit trading may create uncertainties to future regulatory credit sales. Please see “Risk Factors — Risks Related to Our Business and Operations — The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations”.
Cost of Revenue and Gross Profit (Loss)
The following table presents our cost of revenue for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Cost of revenue	$2,610,176	$1,730,943	$879,233	51%

Gross profit (loss)	$(1,256,386)	$(923,111)	$(333,275)	36%

Gross margin	(92.8)%	(114.3)%
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
Cost of other revenue includes direct parts, material and labor costs, depreciation of tooling costs, shipping and logistic costs. Cost of other revenue also includes costs associated with providing non-warranty after-sales services and costs for retail merchandise.
Cost of revenue increased by $879.2 million, or 51%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to higher delivery volume of the Lucid vehicles and higher inventory write-downs including losses from firm purchase commitments, partially offset by improvements in vehicle cost efficiency driven by higher production volume. Cost of revenue included approximately $120 million of incremental tariff cost impact during the year ended December 31, 2025. In the near term, we expect our production volume of vehicles to continue to be less than our manufacturing capacity.
We recorded write-downs of $815.7 million and $617.4 million for the years ended December 31, 2025 and 2024, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The increase in the write-downs was primarily due to higher inventory balance and firm purchase commitments driven by the Lucid Gravity production ramp-up and tariff impacts for the year ended December 31, 2025, as compared to the year ended December 31, 2024. While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact our financial results. We expect inventory write-downs could negatively affect our costs of vehicle sales in the near term as we ramp production volumes up toward our manufacturing capacity.

On August 16, 2022, the IRA was enacted with clean energy incentives. The impact of the IRA on our results of operations was not material for the years ended December 31, 2025 and 2024. We will continue to evaluate the expected future impact of the IRA on our business and financial statements upon issuance of additional regulatory guidance.
Gross margin improved to (92.8)% for the year ended December 31, 2025, as compared to (114.3)% for the year ended December 31, 2024, primarily driven by improvements in vehicle cost efficiency and an increase in regulatory credit sales, partially offset by higher inventory write-downs and losses from firm purchase commitments. In addition, gross margin was negatively impacted by $120 million of incremental tariff cost and approximately $70 million of additional costs associated with the Lucid Gravity production ramp-up. Our gross margin was also negatively impacted by the fact that our direct production costs for vehicles sold during the period exceeded the revenue generated from those sales, independent of the charges for inventory write-downs.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Research and development	$1,211,397	$1,176,453	$34,944	3%
Selling, general and administrative	1,033,970	900,952	133,018	15%
Restructuring charges	—	20,304	(20,304)	(100)%
Total operating expenses	$2,245,367	$2,097,709	$147,658	7%

Research and Development
Our research and development efforts have primarily focused on the development of our battery and powertrain technology, the Lucid Air, the Lucid Gravity, and future generations of our EVs, including our Midsize platform. Research and development expenses primarily consist of materials, supplies, personnel-related expenses for employees involved in the engineering, designing, and testing of EVs, and contractor fees. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. In addition, research and development expenses include prototype material, engineering, design and testing services, and allocated facilities costs, such as office and rent expense and depreciation expense.

Research and development expense increased by $34.9 million, or 3%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily attributable to increases of $85.8 million in payroll related expenses and $26.4 million in utilization of contractors and professional fees primarily related to an increase in headcount to support our Midsize platform, $17.9 million in facilities and rental related costs, $11.6 million in stock-based compensation expenses, and $7.5 million in other expenses. These increases were partially offset by a decrease of $115.1 million in engineering, design and testing services, and prototype materials related mostly to the Lucid Gravity as we started production in late 2024.
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

Selling, general, and administrative expense increased by $133.0 million, or 15%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily attributable to increases of $52.3 million in sales and marketing expenses, $34.7 million in facilities and rental related costs, $33.1 million in payroll related expenses due to our continued commercialization and growth strategy, $11.6 million in utilization of contractors and professional fees, and $11.3 million in other general corporate expenses. These increases were partially offset by a decrease of $26.6 million in stock-based compensation expenses, primarily driven by a reversal of previously recognized expenses for the former CEO’s unvested time-based RSUs during the year ended December 31, 2025.

Restructuring Charges
On May 24, 2024, we announced a restructuring plan (the “2024 Restructuring Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. We completed the 2024 Restructuring Plan during the first quarter of 2025. During the year ended December 31, 2024, we recorded restructuring charges of $20.3 million.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$19,514	$34,150	$(14,636)	(43)%
Change in fair value of equity securities of a related party	(15,785)	(43,057)	27,272	(63)%
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	623,225	155,350	467,875	301%
Gain on extinguishment of debt	121,765	—	121,765	*nm
Interest income	156,443	213,026	(56,583)	(27)%
Interest expense	(95,101)	(32,923)	(62,178)	189%
Other expense, net	(8,692)	(18,469)	9,777	(53)%
Total other income, net	$801,369	$308,077	$493,292	160%
*nm - not meaningful
Change in Fair Value of Common Stock Warrant Liability
On February 22, 2021, Churchill entered into a definitive merger agreement with Atieva, Inc. in which Atieva, Inc. would become a wholly owned subsidiary of Churchill (the “Merger”). Upon the closing of the Merger on July 23, 2021, Churchill was immediately renamed to “Lucid Group, Inc”. Our common stock warrant liability relates to the Private Placement Warrants to purchase shares of our common stock that were effectively issued upon the closing in connection with the Merger. Our common stock warrant liability is subject to remeasurement to fair value at each reporting period.
The Private Placement Warrants remained unexercised as of December 31, 2025. The liability was remeasured to a fair value of nil and $19.5 million as of December 31, 2025 and 2024, respectively. The change in fair value resulted in unrealized gains of $19.5 million and $34.2 million for the years ended December 31, 2025 and 2024, respectively. The change in fair value was classified within change in fair value of common stock warrant liability in the consolidated statements of operations and comprehensive loss. See Note 7 “Common Stock Warrant Liability” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, in connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin. The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were remeasured to a fair value of $24.3 million and $37.8 million as of December 31, 2025 and 2024, respectively. The change in fair value resulted in unrealized losses of $15.8 million and $43.1 million for the years ended December 31, 2025 and 2024, respectively, and was classified within change in fair value of equity securities of a related party in the consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 16 “Related Party Transactions” to our consolidated financial statements included elsewhere in this Annual Report for more information.
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
The derivative liabilities of the Redeemable Convertible Preferred Stock were remeasured to a fair value of $16.2 million and $639.4 million as of December 31, 2025 and 2024, respectively. We recognized gains of $623.2 million and $155.4 million for the years ended December 31, 2025 and 2024, respectively, primarily driven by decreases in our stock price, within change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the consolidated statements of operations and comprehensive loss. See Note 8 “Redeemable Convertible Preferred Stock” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Gain on Extinguishment of Debt
In April 2025, we repurchased $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. In November 2025, we repurchased $755.7 million aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes. The repurchases of the 2026 Notes were accounted for as debt extinguishments. The difference between the consideration paid to repurchase a portion of the 2026 Notes and the then carrying value of the 2026 Notes resulted in a total gain of $121.8 million, and was recorded within gain on extinguishment of debt in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2025. See Note 6 “Debt” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Interest Income
Interest income decreased by $56.6 million, or 27%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to lower average balances and higher average purchase price of available-for-sale securities.
Interest Expense
Interest expense primarily consists of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes, the 2030 Notes, and the 2031 Notes, commitment fees and amortization of deferred issuance costs from the ABL Credit Facility and the DDTL Credit Facility, interest on borrowings from the GIB credit facility and on our finance leases, and capitalized interest on construction in progress related to significant capital asset construction.
Interest expense increased by $62.2 million, or 189%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to higher interest expense of $48.5 million from the issuances of the 2030 Notes and the 2031 Notes during the year ended December 31, 2025 and higher interest expense of $12.9 million from the GIB credit facility resulting from higher average borrowings during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
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
Other expense, net decreased by $9.8 million, or (53)%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes
The following table presents our provision for (benefit from) income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$(2,333)	$1,199	$(3,532)	*nm
*nm - not meaningful

Our provision for (benefit from) income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
On July 4, 2025, the OBBBA was signed into law, introducing significant changes to the U.S. federal income tax code. The OBBBA included provisions that allow for the immediate expensing of domestic research and development expenses and certain capital expenditures, as well as other changes related to the U.S. taxation of profits derived from foreign operations. We are electing to fully amortize its previously capitalized domestic research and development expenses in the current year. Due to the full valuation allowance on our U.S. deferred tax assets, the net tax impact of the legislation is immaterial. See Note 13 “Income Taxes” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, we had $2.14 billion of cash, cash equivalents and investments. We also had $1.98 billion, $396.8 million, and $38.3 million of unused available credit amounts from the DDTL Credit Facility, the ABL Credit Facility, and the 2025 GIB Credit Facility, respectively, as of December 31, 2025. Our existing sources of liquidity include cash, cash equivalents, investments, and credit facilities. We funded operations primarily with issuances of common stock, convertible preferred stock, convertible notes, and loans.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity for at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) further construction of AMP-1 in Casa Grande, Arizona, (iv) construction of the CBU portion of AMP-2 in Saudi Arabia, (v) vendor tooling, (vi) expansion of retail studios and service centers, and (vii) other initiatives related to the sale of vehicles or technology.
We anticipate our cumulative spending on capital expenditures to be in a range of approximately $1.2 billion to $1.4 billion for the fiscal year 2026 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect to continue to receive financing and support for certain capital expenditures in connection with AMP-2 construction and purchases of machinery, tooling, and equipment. Refer to Note 6 “Debt” and Note 16 “Related Party Transactions” to the consolidated financial statements included elsewhere in this Annual Report for more information. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global technology automotive company targeting volumes in line with Lucid’s aspirations.
As of December 31, 2025, our total minimum lease payments are $706.5 million, of which $187.9 million is due in fiscal year 2026. We also have non-cancellable long-term commitments of approximately $2.63 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 11 “Leases” and Note 12 “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report for more information.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may elect at any time to convert their 2026 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 1.8255 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents an initial conversion price of approximately $547.80 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of December 31, 2025 and 2024, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
In April 2025, contemporaneously with the 2030 Notes offering, we repurchased $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. In November 2025, we repurchased $755.7 million aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes. Following the redemption, our outstanding principal balance of the 2026 Notes was $204.3 million.

2030 Notes and Capped Call Transactions
2030 Notes
In April 2025, we issued $1,100.0 million of the 2030 Notes. Contemporaneously with the 2030 Notes offering, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. The 2030 Notes accrue interest at a rate of 5.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. The 2030 Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before January 1, 2030, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events. From and after January 1, 2030, noteholders may elect at any time to convert their 2030 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 33.3333 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents an initial conversion price of approximately $30.00 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of December 31, 2025, we were in compliance with applicable covenants under the indenture governing the 2030 Notes.
Capped Call Transactions
In connection with the 2030 Notes offering, we paid $118.3 million to enter into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover, subject to anti-dilution adjustments, the number of shares of our common stock initially underlying the 2030 Notes. The Capped Call Transactions have an expiration date of April 1, 2030.
We expect the Capped Call Transactions generally would reduce the potential dilution to our common stock upon conversion of the notes or offset any cash payments that we could be required to make in excess of the principal amount of any converted notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions. The initial strike price of the Capped Call Transactions corresponds to the initial conversion price of the 2030 Notes, or approximately $30.00 per share of our common stock. The initial cap price of the Capped Call Transactions was $48.00 per share of our common stock and is subject to customary anti-dilution adjustments.
2031 Notes
In November 2025, we issued $975.0 million of the 2031 Notes. Contemporaneously with the 2031 Notes offering, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $755.7 million aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes. The 2031 Notes accrue interest at a rate of 7.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2026. The 2031 Notes will mature on November 1, 2031, unless earlier repurchased, redeemed or converted. The holders may require us to repurchase the 2031 Notes on November 1, 2029. Before the close of business on the business day immediately before August 1, 2031, noteholders will have the right to convert their 2031 Notes only upon the occurrence of certain events. From and after August 1, 2031, noteholders may elect at any time to convert their 2031 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 48.0475 shares of common stock per $1,000 principal amount of the 2031 Notes, which represents an initial conversion price of approximately $20.81 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of December 31, 2025, we were in compliance with applicable covenants under the indenture governing the 2031 Notes.
International Manufacturing Expansion
On February 27, 2022, we announced the selection of KAEC in Saudi Arabia as the location of our first international manufacturing plant and signed related agreements with the Ministry of Investment of Saudi Arabia (“MISA”), the SIDF, and the Economic City at KAEC. We started the AMP-2 operations with re-assembly of the Lucid Air vehicle “kits” pre-manufactured in the U.S. and, over time, will commence production of complete vehicles.

SIDF Loan Agreement
On February 27, 2022, Lucid LLC, a limited liability company established in Saudi Arabia and our subsidiary (“Lucid LLC”) entered into the SIDF Loan Agreement. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.3 million), commencing on April 3, 2026 and ending on November 12, 2038. SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to us or any of our other subsidiaries.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of December 31, 2025 and 2024, no amount was outstanding under the SIDF Loan Agreement.
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
During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, we recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. During the year ended December 31, 2025, there were no further deductions to the carrying value of the related assets in the consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is a related party of the PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million). On March 12, 2023, Lucid LLC entered into an amendment of the GIB Facility Agreement (together with the GIB Facility Agreement, the “2023 Amended GIB Facility Agreement”) to combine the two committed revolving credit facilities into a committed SAR 1.0 billion (approximately $266.1 million) revolving credit facility (the “2023 GIB Credit Facility”) which may be used for general corporate purposes. Loans under the 2023 Amended GIB Facility Agreement had a maturity of no more than 12 months and bore interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. Under the 2023 Amended GIB Facility Agreement, we were required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the 2023 GIB Credit Facility.
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
As of December 31, 2025 and 2024, we had outstanding borrowings of SAR 1,755.0 million (approximately $468.0 million) and SAR 475.0 million (approximately $126.4 million), respectively. The weighted average interest rate on the outstanding borrowings was 6.44% and 7.04% as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, availability under the GIB credit facility was SAR 143.5 million (approximately $38.3 million) and SAR 523.2 million (approximately $139.2 million), respectively, after giving effect to the outstanding letters of credit. As of December 31, 2025 and 2024, we were in compliance with applicable covenants under the GIB credit facility.
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
The ABL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of December 31, 2025 and 2024, we were in compliance with applicable covenants under the ABL Credit Facility.
As of December 31, 2025 and 2024, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $104.1 million and $56.9 million as of December 31, 2025 and 2024, respectively. Availability under the ABL Credit Facility was $596.0 million (including $199.2 million cash and cash equivalents) and $354.9 million (including $191.1 million cash and cash equivalents) as of December 31, 2025 and 2024, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
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
In November 2025, we increased the aggregate principal amount of the DDTL Credit Facility from $750.0 million to $1.98 billion. We are required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the DDTL Credit Facility.
The DDTL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of December 31, 2025 and 2024, we were in compliance with applicable covenants, and had no outstanding borrowings under the DDTL Credit Facility.
Subscription Agreements and Underwriting Agreements

In June 2023, we completed the public offering pursuant to an underwriting agreement (the “2023 Underwriting Agreement”) for aggregate net proceeds of $1.2 billion and also consummated a private placement of shares to Ayar pursuant to a subscription agreement (the “2023 Subscription Agreement”) for aggregate net proceeds of $1.8 billion after deducting issuance costs. See Note 9 “Stockholders’ Equity” to the consolidated financial statements included elsewhere in this Annual Report, for more information.

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
In October 2024, we completed the public offering pursuant to an underwriting agreement (the “2024 Underwriting Agreement”) and received net proceeds of $718.4 million and also consummated the private placement of shares to Ayar pursuant to a subscription agreement (the “2024 Subscription Agreement”) for net proceeds of $1,025.7 million after deducting issuance costs. See Note 9 “Stockholders’ Equity” and Note 16 “Related Party Transactions” to the consolidated financial statements included elsewhere in this Annual Report, for more information.
In September 2025, we consummated the private placement of shares to SMB pursuant to the 2025 Subscription Agreement for aggregate net proceeds of $299.7 million after deducting issuance costs. See Note 9 “Stockholders’ Equity” to the consolidated financial statements included elsewhere in this Annual Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $15.6 billion and $12.9 billion as of December 31, 2025 and 2024, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Cash used in operating activities	$(2,931,912)	$(2,019,674)
Cash provided by (used in) investing activities	1,478,429	(1,294,454)
Cash provided by financing activities	887,344	3,549,673
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(566,139)	$235,545
Cash Used in Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of cash outlays to support overall growth of the business, especially the costs related to inventory and sale of our vehicles, costs related to research and development, payroll and other general and administrative activities. As we continue to ramp up after starting commercial operations, we expect our cash used in operating activities to increase before it starts to generate any material cash flows from our business.
Net cash used in operating activities increased by $912.2 million to $2,931.9 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to increases in net operating assets and liabilities of $762.1 million and net loss excluding non-cash expenses and gains of $150.1 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in net operating assets and liabilities was primarily attributable to higher inventory purchases driven by the Lucid Gravity production ramp-up.
Cash Provided by (Used in) Investing Activities
Our cash flows provided by (used in) investing activities primarily relate to proceeds from maturities of investments, net of purchases of investments and capital expenditures to support our growth.
Net cash provided by investing activities was $1,478.4 million during year ended December 31, 2025, compared to $1,294.5 million of net cash used in investing activities in the prior year. The change was primarily attributable to higher volume of investment maturities compared to investment purchases during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Cash Provided by Financing Activities
We have financed our operations primarily from the issuances of equity and equity-linked securities and debt financings, the private placements to Ayar and SMB, convertible preferred stock, the proceeds of the Merger, the 2026 Notes, the 2030 Notes, and the 2031 Notes.
Net cash provided by financing activities decreased by $2,662.3 million to $887.3 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. We received net proceeds of $1,081.9 million from the issuance of the 2030 Notes, $962.2 million from the issuance of the 2031 Notes, $299.7 million from the 2025 Subscription Agreement, and repurchased a portion of the 2026 Notes using $1,679.6 million during the year ended December 31, 2025.

We also received net proceeds of $1,744.0 million from the issuance of common stock under the 2024 Subscription Agreement and Underwriting Agreement, $997.6 million from the issuance of Series A Redeemable Convertible Preferred Stock, and $749.4 million from the issuance of Series B Redeemable Convertible Preferred Stock during the year ended December 31, 2024.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2024, the SEC issued its final rule that requires certain climate-related disclosures in annual reports, including governance, oversight, and risk management processes on material climate-related risks; material impact of climate risks on our strategy, business model, and outlook; material climate targets and goals; and material financial statements impacts due to severe weather events and other natural conditions. In April 2024, the SEC stayed implementation of the final rule pending completion of judicial review. In March 2025, the SEC stated that it has ended its defense of the rule. We continue to monitor the status of these rules.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses (such as purchases of inventory, employee compensation, depreciation, and amortization) within the relevant expense captions presented on the face of the statements of operations and comprehensive loss. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and should be applied either prospectively or retrospectively. We are evaluating the impact of this amendment to the related financial statement disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removed references to prescriptive and sequential software development stages. The ASU requires us to start capitalizing eligible software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The ASU does not change the types of costs eligible for capitalization. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective, retrospective or modified transition approach. We are evaluating the impact of this amendment to the financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU requires us to recognize a government grant when it is probable that we will comply with the conditions attached to the grant and the grant will be received, and we meet the recognition guidance for a grant related to an asset or a grant related to income. The ASU requires a grant related to an asset to be recognized as we incur the related costs for which the grant is intended to compensate, either as deferred income or as an adjustment to the cost basis in determining the carrying amount of the asset. The ASU also requires a grant related to income and a grant related to an asset for which the deferred income approach is elected to be recognized in earnings on a systematic and rational basis. When we elect the cost accumulation approach for a grant related to an asset, there is no separate subsequent recognition of the government grant proceeds in earnings. We are required to continue providing disclosures on the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted, and may be applied using a modified prospective, modified retrospective or retrospective approach. We are evaluating the impact of this amendment to the financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU provides clarity on the current interim reporting disclosures and introduces a disclosure principle which requires us to disclose events since the end of the last annual reporting period that have a material impact on us. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied using a prospective or retrospective approach. We are evaluating the impact of this amendment to the financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU represents changes to the Codification that clarify, correct errors, or make minor improvements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted and we may elect the transition method on an issue-by-issue basis. We are evaluating the impact of this amendment to the financial statements.
We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our financial statements or notes thereto.
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
Vehicle Sales
Vehicle sales revenue is generated from the sale of EVs to customers. The performance obligations identified in vehicle sale arrangements include delivery of the vehicle equipped with an onboard ADAS, the provision of maintenance services, the remarketing activities, and the right to unspecified OTA software updates as they become available over the term of the basic vehicle warranty, which is generally four years. Shipping and handling provided by us is considered a fulfillment activity.
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
We recognize revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. Payments received before the customer obtains control of the vehicle are recorded within other current liabilities in the consolidated balance sheets.

At the time of revenue recognition, we reduce the transaction price and record a sales return reserve against revenue for estimated variable consideration related to future returns. Such return rate estimates are based on historical experience.
We provide a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-

type warranty does not create a performance obligation separate from the vehicle. The estimated cost of the assurance-type warranty is accrued at the time of vehicle sale.
We provide a residual value guarantee (“RVG”) to our commercial banking partners in connection with their vehicle leasing programs. Under the vehicle leasing program, we do not bear casualty and credit risks during the lease term, and are contractually obligated (or entitled) to share a portion of the shortfall (or excess) between the resale value realized by the commercial banking partners and a predetermined resale value. At the lease inception, we are required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partners. The cash collateral is held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in other noncurrent assets, subject to an asset impairment review at each reporting period.
We account for the vehicle leasing program in accordance with ASC 842, Leases, ASC 460, Guarantees and ASC 606, Revenue from Contracts with Customers. We are the lessor at inception of a lease and immediately transfer the lease as well as the underlying vehicle to our commercial banking partners, with the transaction being accounted for as a sale under ASC 606. We recognize revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcate the RVG at fair value and account for it as a reduction to revenue and a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations. Any fees or incentives that are paid or payable by us to commercial banking partners are recognized as a reduction to vehicle sales revenue.
The guarantee liability represents the estimated amount we expect to pay at the end of the lease term. We are released from residual risk upon either expiration or settlement of the RVG. We evaluate variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. RVG liability is assessed subsequently for any changes on a quarterly basis. As we accumulate more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that we could be required to make was $705.9 million and $401.1 million as of December 31, 2025 and 2024, respectively.
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
Sale and Leaseback Transactions
We enter into sale and leaseback transactions in which we transfer control of vehicles to rental companies and simultaneously lease them back as operating leases. We recognize revenue related to the vehicles under the arrangement when the rental companies obtain control of the vehicles and separately recognizes the leaseback obligations based on the present value of the future payments to the rental companies within other current liabilities and other long-term liabilities. We also record right-of-use assets which are amortized over the term of the leaseback. Operating lease expense is recognized on a straight-line basis over the term of the leaseback.
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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, and investments. We had cash, cash equivalents, and investments totaling approximately $2.14 billion as of December 31, 2025. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point increase in interest rates would not be material to the fair market value of our portfolio as of December 31, 2025.
Equity Price Risk
We hold equity securities of Aston Martin. The fair value of these equity securities was $24.3 million as of December 31, 2025. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would not be material as of December 31, 2025.

Supply Risk
We are dependent on our suppliers, the majority of which are single-source suppliers. The inability of these suppliers to deliver necessary components of its products according to the schedule and at prices, quality levels and volumes acceptable to us, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of a trade war or otherwise, or its inability to efficiently manage these components, or the unavailability of stable domestic suppliers, could have a material adverse effect on our results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended December 31, 2025, 2024, and 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lucid Group, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lucid Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of net realizable value of certain inventories
As discussed in Note 4 to the consolidated financial statements, the Company has inventories with a carrying value of $1,110 million as of December 31, 2025. The Company adjusts the carrying value of inventory when the cost of inventory exceeds the estimated net realizable value. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. Additionally, the Company reviews inventory to determine whether the carrying value exceeds the net amount realizable upon the ultimate sale of the inventory, requiring the Company to determine the estimated selling price of vehicles and the estimated cost to convert the inventory on-hand into a finished product.
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
Santa Clara, California
February 24, 2026

LUCID GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$997,827	$1,606,865
Short-term investments (including $50,000 and $15,000 associated with a related party as of December 31, 2025 and 2024, respectively)	631,093	2,424,103
Accounts receivable, net (including $120,540 and $57,909 from a related party as of December 31, 2025 and 2024, respectively)	177,162	112,025
Inventory	1,109,529	407,774
Prepaid expenses	59,606	52,951
Other current assets (including nil and $34,503 associated with a related party as of December 31, 2025 and 2024, respectively)	324,434	270,218
Total current assets	3,299,651	4,873,936
Property, plant and equipment, net	3,978,132	3,262,612
Right-of-use assets	241,974	211,886
Long-term investments (including $24,259 and $57,831 associated with a related party as of December 31, 2025 and 2024, respectively)	512,241	1,050,054
Other noncurrent assets	354,983	249,443
TOTAL ASSETS	$8,386,981	$9,647,931

LIABILITIES
Current liabilities:
Accounts payable	$487,521	$133,832
Finance lease liabilities, current portion	84,222	6,788
Current portion of debt (including $467,963 and $126,417 associated with a related party as of December 31, 2025 and 2024, respectively)	671,746	126,417
Other current liabilities (including $81,580 and nil associated with a related party as of December 31, 2025 and 2024, respectively)	1,392,641	898,254
Total current liabilities	2,636,130	1,165,291
Finance lease liabilities, net of current portion	104,559	76,096
Debt, net of current portion	2,046,576	2,002,151
Other long-term liabilities (including $123,198 and $121,136 associated with related parties as of December 31, 2025 and 2024, respectively)	582,739	592,314
Derivative liabilities associated with redeemable convertible preferred stock (related party)	16,200	639,425
Total liabilities	5,386,204	4,475,277
Commitments and contingencies (Note 12)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock 10,000,000 shares authorized as of December 31, 2025 and 2024, Series A redeemable convertible preferred stock, par value $0.0001; 100,000 shares issued and outstanding as of December 31, 2025 and 2024; liquidation preference of $1,350,441 and $1,138,825 as of December 31, 2025 and 2024, respectively (related party)	1,339,641	730,025
Preferred stock 10,000,000 shares authorized as of December 31, 2025 and 2024, Series B redeemable convertible preferred stock, par value $0.0001; 75,000 shares issued and outstanding as of December 31, 2025 and 2024; liquidation preference of $949,249 and $800,442 as of December 31, 2025 and 2024, respectively (related party)	943,849	569,817
Total redeemable convertible preferred stock	2,283,490	1,299,842

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001; 1,500,000,000 shares authorized as of December 31, 2025 and 2024; 327,451,844 and 303,221,972 shares issued and 327,366,062 and 303,136,190 shares outstanding as of December 31, 2025 and 2024, respectively(1)	33	30
Additional paid-in capital	16,337,023	16,808,291
Treasury stock, at cost, 85,782 shares at December 31, 2025 and 2024(1)	(20,716)	(20,716)
Accumulated other comprehensive income (loss)	11,692	(2,099)
Accumulated deficit	(15,610,745)	(12,912,694)
Total stockholders’ equity	717,287	3,872,812
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$8,386,981	$9,647,931
(1) The number of shares of common stock and treasury stock have been adjusted for the prior period presented to reflect the one-for-ten (1:10) reverse stock split effected on August 29, 2025. See Note 2 “Summary of Significant Accounting Policies” for more information.
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue (including $144,034, $174,204, and $43,714 from a related party for the years ended December 31, 2025, 2024, and 2023, respectively)	$1,353,790	$807,832	$595,271

Costs and expenses
Cost of revenue	2,610,176	1,730,943	1,936,066
Research and development	1,211,397	1,176,453	937,012
Selling, general and administrative	1,033,970	900,952	797,235
Restructuring charges	—	20,304	24,546
Total cost and expenses	4,855,543	3,828,652	3,694,859

Loss from operations	(3,501,753)	(3,020,820)	(3,099,588)

Other income (expense), net
Change in fair value of common stock warrant liability	19,514	34,150	86,926
Change in fair value of equity securities of a related party	(15,785)	(43,057)	5,999
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	623,225	155,350	—
Gain on extinguishment of debt	121,765	—	—
Interest income	156,443	213,026	204,274
Interest expense (including $24,250, $6,980, and $2,159 to related parties for the years ended December 31, 2025, 2024, and 2023, respectively)	(95,101)	(32,923)	(24,915)
Other expense, net	(8,692)	(18,469)	(90)
Total other income, net	801,369	308,077	272,194
Loss before provision for (benefit from) income taxes	(2,700,384)	(2,712,743)	(2,827,394)
Provision for (benefit from) income taxes	(2,333)	1,199	1,026
Net loss	(2,698,051)	(2,713,942)	(2,828,420)
Accretion of redeemable convertible preferred stock (related party)	(983,648)	(347,610)	—
Net loss attributable to common stockholders, basic	(3,681,699)	(3,061,552)	(2,828,420)
Interest expense on 2026 Notes	14,309	—	—
Gain on extinguishment of debt	(121,765)	—	—
Net loss attributable to common stockholders, diluted	$(3,789,155)	$(3,061,552)	$(2,828,420)

Weighted-average shares outstanding attributable to common stockholders(1)
Basic	311,680,046	244,517,654	208,177,262
Diluted	313,400,136	244,517,654	208,177,262

Net loss per share attributable to common stockholders(1)
Basic	$(11.81)	$(12.52)	$(13.59)
Diluted	$(12.09)	$(12.52)	$(13.59)

Other comprehensive income (loss)
Net unrealized gains on investments, net of tax	$3,860	$1,942	$12,669
Foreign currency translation adjustments	9,931	(8,891)	3,753
Total other comprehensive income (loss)	13,791	(6,949)	16,422
Comprehensive loss	(2,684,260)	(2,720,891)	(2,811,998)
Accretion of redeemable convertible preferred stock (related party)	(983,648)	(347,610)	—
Comprehensive loss attributable to common stockholders	$(3,667,908)	$(3,068,501)	$(2,811,998)
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

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	—	$—	182,931,474	$18	$11,752,303	$(20,716)	$(11,572)	$(7,370,332)	$4,349,701
Net loss	—	—	—	—	—	—	—	(2,828,420)	(2,828,420)
Other comprehensive income	—	—	—	—	—	—	16,422	—	16,422
Tax withholding payments for net settlement of employee awards	—	—	—	—	(17,615)	—	—	—	(17,615)
Issuance of common stock upon vesting of employee RSUs	—	—	1,694,776	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	474,887	—	23,836	—	—	—	23,836
Issuance of common stock upon exercise of stock options	—	—	900,364	—	10,343	—	—	—	10,343
Issuance of common stock under 2023 Underwriting Agreement, net of issuance costs	—	—	17,354,495	2	1,184,222	—	—	—	1,184,224
Issuance of common stock under 2023 Subscription Agreement, net of issuance costs (related party)	—	—	26,569,370	3	1,812,638	—	—	—	1,812,641
Stock-based compensation	—	—	—	—	300,560	—	—	—	300,560
Balance as of December 31, 2023	—	—	229,925,366	23	15,066,287	(20,716)	4,850	(10,198,752)	4,851,692
Net loss	—	—	—	—	—	—	—	(2,713,942)	(2,713,942)
Other comprehensive loss	—	—	—	—	—	—	(6,949)	—	(6,949)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(10,021)	—	—	—	(10,021)
Issuance of common stock upon vesting of employee RSUs	—	—	4,494,526	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	897,646	—	19,208	—	—	—	19,208
Issuance of common stock upon exercise of stock options	—	—	451,361	—	4,883	—	—	—	4,883
Issuance of common stock under 2024 Underwriting Agreement, net of issuance costs	—	—	27,748,453	3	718,354	—	—	—	718,357
Issuance of common stock under 2024 Subscription Agreement, net of issuance costs (related party)	—	—	39,618,838	4	1,025,656	—	—	—	1,025,660
Issuance of Series A redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	100,000	500,549	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of derivative liability and issuance costs (related party)	75,000	451,683	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	347,610	—	—	(347,610)	—	—	—	(347,610)
Stock-based compensation	—	—	—	—	331,534	—	—	—	331,534
Balance as of December 31, 2024	175,000	1,299,842	303,136,190	30	16,808,291	(20,716)	(2,099)	(12,912,694)	3,872,812
Net loss	—	—	—	—	—	—	—	(2,698,051)	(2,698,051)
Other comprehensive income	—	—	—	—	—	—	13,791	—	13,791
Tax withholding payments for net settlement of employee awards	—	—	—	—	(12,911)	—	—	—	(12,911)
Issuance of common stock upon vesting of employee RSUs	—	—	8,602,771	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,559,456	1	22,807	—	—	—	22,808
Issuance of common stock upon exercise of stock options	—	—	352,524	—	2,342	—	—	—	2,342
Issuance of common stock under 2025 Subscription Agreement, net of issuance costs	—	—	13,715,121	1	299,721	—	—	—	299,722
Purchase of capped call options	—	—	—	—	(118,250)	—	—	—	(118,250)
Accretion of redeemable convertible preferred stock (related party)	—	983,648	—	—	(983,648)	—	—	—	(983,648)
Stock-based compensation	—	—	—	—	318,672	—	—	—	318,672
Balance as of December 31, 2025	175,000	$2,283,490	327,366,062	$33	$16,337,023	$(20,716)	$11,692	$(15,610,745)	$717,287
(1) The number of shares of common stock has been adjusted for the prior periods presented to reflect the one-for-ten (1:10) reverse stock split effected on August 29, 2025. See Note 2 “Summary of Significant Accounting Policies” for more information.
The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(2,698,051)	$(2,713,942)	$(2,828,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	451,243	295,337	233,531
Amortization of insurance premium	35,467	33,330	39,507
Non-cash operating lease cost	47,527	30,765	26,201
Stock-based compensation	271,275	285,872	257,283
Inventory and firm purchase commitments write-downs	799,078	590,198	906,069
Change in fair value of common stock warrant liability	(19,514)	(34,150)	(86,926)
Change in fair value of equity securities of a related party	15,785	43,057	(5,999)
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(623,225)	(155,350)	—
Net accretion of investment discounts/premiums	(23,631)	(76,739)	(105,432)
Gain on extinguishment of debt	(121,765)	—	—
Other non-cash items	20,026	5,983	34,205
Changes in operating assets and liabilities:
Accounts receivable (including $(62,631), $(22,383), and $(35,526) from a related party for the years ended December 31, 2025, 2024, and 2023, respectively)	(65,690)	(61,279)	(32,509)
Inventory	(1,449,071)	(334,242)	(658,010)
Prepaid expenses	(41,972)	(16,675)	(45,641)
Other assets	(155,266)	(203,869)	(117,032)
Accounts payable	318,456	34,756	(139,519)
Other liabilities (including $2,100, $4,900, and $107,763 associated with a related party for the years ended December 31, 2025, 2024, and 2023, respectively)	307,416	257,274	32,939
Net cash used in operating activities	(2,931,912)	(2,019,674)	(2,489,753)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(225,864), $(164,683), and $(80,511) from a related party for the years ended December 31, 2025, 2024, and 2023, respectively)	(868,158)	(883,841)	(910,644)
Purchases of investments (including $(30,000), $(35,000), and nil from a related party for the years ended December 31, 2025, 2024, and 2023, respectively)	(309,557)	(4,622,890)	(3,998,282)
Proceeds from maturities of investments (including $15,000 from a related party for the year ended December 31, 2025, and nil for the years ended December 31, 2024 and 2023)	2,654,090	4,112,084	3,720,890
Proceeds from sale of investments	—	100,193	148,388
Proceeds from government grant	—	—	97,500
Other investing activities	2,054	—	(4,827)
Net cash provided by (used in) investing activities	$1,478,429	$(1,294,454)	$(946,975)

The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock to a related party	$—	$1,000,000	$—
Payments of issuance costs for Series A redeemable convertible preferred stock	—	(2,351)	—
Proceeds from issuance of Series B redeemable convertible preferred stock to a related party	—	750,000	—
Payments of issuance costs for Series B redeemable convertible preferred stock	—	(641)	—
Proceeds from issuance of common stock under 2025 Subscription Agreement	300,000	—	—
Payments of issuance costs for the 2025 Subscription Agreement	(278)	—	—
Proceeds from issuance of 2031 Notes	975,000	—	—
Payments of transaction costs for the issuance of 2031 Notes	(11,675)	—	—
Proceeds from issuance of 2030 Notes	1,100,000	—	—
Payments of transaction costs for the issuance of 2030 Notes	(18,090)	—	—
Purchase of capped call options	(118,250)	—	—
Repurchases of 2026 Notes	(1,679,609)	—	—
Proceeds from issuance of common stock under 2024 Underwriting Agreement, net of issuance costs	—	718,357	—
Proceeds from issuance of common stock under 2024 Subscription Agreement to a related party, net of issuance costs	—	1,025,660	—
Proceeds from issuance of common stock under 2023 Underwriting Agreement, net of issuance costs	—	—	1,184,224
Proceeds from issuance of common stock under 2023 Subscription Agreement to a related party, net of issuance costs	—	—	1,812,641
Proceeds from borrowings from a related party	341,240	79,844	62,911
Repayment of borrowings to a related party	—	(25,856)	—
Proceeds from exercise of stock options	2,342	4,883	10,343
Proceeds from employee stock purchase plan	22,808	19,208	23,836
Tax withholding payments for net settlement of employee awards	(12,911)	(10,021)	(17,615)
Payments for finance lease liabilities	(3,510)	(3,166)	(5,425)
Payments for credit facility issuance costs (including $(9,723), $(5,625), and nil to related parties for the years ended December 31, 2025, 2024, and 2023, respectively)	(9,723)	(6,244)	—
Net cash provided by financing activities	887,344	3,549,673	3,070,915
Net increase (decrease) in cash, cash equivalents, and restricted cash	(566,139)	235,545	(365,813)
Beginning cash, cash equivalents, and restricted cash	1,607,052	1,371,507	1,737,320
Ending cash, cash equivalents, and restricted cash	$1,040,913	$1,607,052	$1,371,507

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$55,819	$25,526	$18,182
Cash paid for taxes	$4,505	$88	$37
Supplemental disclosure of non-cash investing and financing activity:
Increases (decrease) in accounts payable and accrued liabilities related to property, plant and equipment (including $81,580, $(19,725) and $8,530 associated with a related party for the years ended December 31, 2025, 2024, and 2023, respectively)	$129,303	$(68,930)	$35,849
Government grant (related party) reflected in property, plant and equipment	$—	$(62,471)	$(99,025)
Property, plant and equipment and right-of-use assets obtained through leases	$184,160	$24,173	$32,477
Equity securities obtained through Strategic Technology Arrangement	$—	$—	$73,193

The accompanying notes are an integral part of these consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
NOTE 1 – DESCRIPTION OF BUSINESS
Overview

Lucid is a technology company that is setting new standards with the world’s most advanced EVs, the award-winning Lucid Air and Lucid Gravity.
Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Lucid and its subsidiaries.
Liquidity
The Company devotes its efforts to business planning, sale and servicing of vehicles, providing technology access, research and development, construction of manufacturing facilities, expansion of retail studios and service centers, recruitment of management and technical talent, acquisition of operating assets, and capital-raising activities.
From inception through December 31, 2025, the Company has incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2025, 2024, and 2023, the Company has incurred net losses of $2.7 billion, $2.7 billion, and $2.8 billion, respectively. The Company had an accumulated deficit of $15.6 billion as of December 31, 2025.
The Company completed the first phase of the construction of its AMP-1 in 2021, transitioned general assembly to the AMP-1 phase 2 manufacturing facility and completed the SKD portion of its AMP-2 in September 2023. The Company also completed key manufacturing activities, including the paint shop, stamping, a new body shop for the Lucid Gravity, and a majority of the powertrain shop, of the AMP-1 phase 2 manufacturing facility in 2024. The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company began commercial production and deliveries of its second vehicle, the Lucid Gravity, in December 2024. Currently, the AMP-1 phase 2 facility manufactures the Lucid Air and the Lucid Gravity. The Company continues to expand AMP-1, construct the CBU portion of AMP-2, and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release, including its upcoming Midsize platform. The aforementioned activities will require considerable capital, which is above and beyond the expected cash inflows from the current sales of Lucid vehicles. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
The Company’s existing sources of liquidity include cash, cash equivalents, investments, and unused available credit amounts from credit facilities. The Company funded operations primarily with issuances of common stock, convertible preferred stock, convertible notes, and loans.
In 2022, the Company entered into a loan agreement with the SIDF with an aggregate principal amount of up to approximately $1.4 billion, the ABL Credit Facility with an initial aggregate principal commitment amount of up to $1.0 billion, and the GIB Facility Agreement with an aggregate principal amount of approximately $266.1 million for two revolving credit facilities.
In March 2023, the Company amended the GIB Facility Agreement to combine the two revolving credit facilities into a committed $266.1 million 2023 GIB Credit Facility. In February 2025, Lucid LLC renewed the 2023 GIB Credit Facility and entered into the 2025 GIB Credit Facility maturing on February 24, 2028, to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.6 million). See Note 6 “Debt” for more information.
In May 2023, the Company entered into the 2023 Underwriting Agreement with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase from the Company shares of common stock in a public offering for aggregate net proceeds to the Company of $1.2 billion. In May 2023, the Company also entered into the 2023 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of common stock in a private placement for aggregate net proceeds of $1.8 billion. In June 2023, the Company completed the public offering pursuant to the 2023 Underwriting Agreement for aggregate net proceeds of $1.2 billion and also consummated the private placement to Ayar pursuant to the 2023 Subscription Agreement for aggregate net proceeds of $1.8 billion. See Note 16 “Related Party Transactions” for more information.

In March 2024, the Company entered into the Series A Subscription Agreement with Ayar. Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from the Company 100,000 shares of its Series A Redeemable Convertible Preferred Stock, for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million. In August 2024, the Company entered into the Series B Subscription Agreement with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from the Company 75,000 shares of its Series B Redeemable Convertible Preferred Stock, for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, the Company issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million. See Note 8 “Redeemable Convertible Preferred Stock” and Note 16 “Related Party Transactions” for more information.
The Redeemable Convertible Preferred Stock are convertible at the option of the holder (i) at any time the closing price per share of the common stock on the trading date immediately preceding the date on which the holder delivers the relevant notice of conversion is at least a certain price threshold as noted in the Certificate of Designations of the Company or (ii) during specified periods preceding a fundamental change or optional redemption by the Company under the terms of the Redeemable Convertible Preferred Stock. See Note 8 “Redeemable Convertible Preferred Stock” for more information.
In August 2024, the Company entered into a $750.0 million five-year unsecured DDTL Credit Facility with Ayar. In November 2025, the Company and Ayar agreed to increase the aggregate principal amount from $750.0 million to $1.98 billion. See Note 6 “Debt” and Note 16 “Related Party Transactions” for more information.
In October 2024, the Company entered into the 2024 Underwriting Agreement with the Underwriter, under which the Underwriter agreed to purchase from the Company shares of common stock in a public offering. The Company also granted the Underwriter a 30-day option to purchase additional shares of our common stock (the “ Overallotment Option”), which the Underwriter exercised to purchase additional shares. In October 2024, the Company also entered into the 2024 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of common stock in a private placement. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase additional shares of common stock. In October 2024, the Company completed the public offering pursuant to the 2024 Underwriting Agreement for aggregate net proceeds of $718.4 million and also consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for aggregate net proceeds of $1,025.7 million. See Note 16 “Related Party Transactions” for more information.
In July 2025, the Company entered into the 2025 Subscription Agreement with SMB, a subsidiary of Uber, under which the Company agreed to issue and SMB agreed to purchase, in a private placement, the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. In September 2025, the Company and SMB entered into an amendment to the 2025 Subscription Agreement to reflect the adjustments made to the number of placement shares and purchase price per placement share therein due to the Reverse Stock Split (as defined below), and consummated the private placement of shares to SMB for aggregate net proceeds of $299.7 million. See Note 9 “Stockholders’ Equity” for more information.
In April 2025, the Company issued $1.10 billion aggregate principal amount of the 2030 Notes in a private offering. The net proceeds from the offering were $1.08 billion, after deducting debt issuance costs. In connection with the 2030 Notes offering, the Company paid $118.3 million to enter into privately negotiated capped call transactions with certain financial institutions to increase the effective conversion premium. Contemporaneously with the 2030 Notes offering, the Company repurchased $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. See Note 6 “Debt” for more information.
In November 2025, the Company issued $975.0 million aggregate principal amount of the 2031 Notes in a private offering. The net proceeds from the offering were $962.2 million, after deducting debt issuance costs. Contemporaneously with the 2031 Notes offering, the Company repurchased $755.7 million aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes. See Note 6 “Debt” for more information.
Certain Significant Risks and Uncertainties
The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance EVs and advanced EV powertrain components, including battery pack systems, (iii) construction of the CBU portion of AMP-2 in Saudi Arabia, (iv) further construction of AMP-1 in Casa Grande, Arizona, (v) expansion of its retail studios and service center capabilities throughout North America and across the globe, and (vi) building strategic partnerships in an effort to accelerate growth and expand into new markets such as robotaxis. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; the need to further develop its sourcing, logistics, supply chain and manufacturing; and the need to hire additional management and other employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including our ability to access potential markets, and secure long-term financing on commercially reasonable terms.

The Company participates in dynamic high-technology industries. Changes in any of the following areas could have a material adverse impact on the Company’s future financial position, results of operations, or cash flows: changes in the overall demand for its products and services; advances and trends in new technologies; competitive pressures; acceptance of the Company’s products and services; litigation or claims against the Company based on intellectual property (including patents); supply chain and logistical challenges and uncertainties; uncertainties surrounding trade policies as well as domestic and foreign tariffs and export controls; political, regulatory, social, environmental and economic conditions or other factors; and the Company’s ability to attract and retain employees necessary to support its business operations.
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate changes or other central bank policy actions, bank closures and liquidity concerns at financial institutions, or other factors, may have an adverse impact on the Company’s business, prospects, financial condition and results of operations. If any of the Company’s suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet the Company’s production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause the Company’s customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for the Company’s products may result in a decline in product sales, with a corresponding material adverse impact on the Company’s business, prospects, financial condition and results of operations. Given the Company’s premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on the Company compared to its competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls have caused, and may continue to cause, supply chain and logistical challenges and operational risks. In particular, the U.S. federal government enacted the law commonly referred to as the OBBBA, which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications.
Taken together, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls, coupled with supply chain challenges and the potential difficulty of passing costs to customers or sharing the burden with suppliers, could reduce demand for the Company’s products and have a material adverse effect on the Company’s business, prospects, results of operations and financial condition. In addition, the deterioration of conditions in the financial markets may limit the Company’s ability to obtain external financing to fund its operations and capital expenditures for business growth on terms favorable to the Company, if at all. See “Risk Factors” in Item 1A of Part I of this Annual Report for more information regarding risks associated with a global economic recession, downturn or other adverse economic conditions.
In the current circumstances, any impact on the Company’s financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements included herein have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior-period amounts have been reclassified in the accompanying consolidated financial statements and notes thereto in order to conform to the current period presentation.
On August 29, 2025, the Company effected a reverse stock split of its common stock at a ratio of one-for-ten (1:10) (the “Reverse Stock Split”) and a corresponding reduction of the authorized shares of common stock, as approved by the Company’s Board of Directors and stockholders. The shares of the common stock began trading on a reverse split-adjusted basis at market open on September 2, 2025. Unless otherwise noted, the share, per share, and related information in this Annual Report on Form 10-K reflects the effect of the Reverse Stock Split. The share and per share information of the Redeemable Convertible Preferred Stock remains unchanged, except for the information relating to the common stock underlying the Redeemable Convertible Preferred Stock.
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, useful lives of property, plant and equipment, fair value of common stock warrants, fair value of derivative liabilities associated with the Redeemable Convertible Preferred Stock, estimates of RVG liability, deferred revenue related to technology access fees and OTA software updates, sales return reserves, assumptions used to measure stock-based compensation expense, income taxes, and estimated incremental borrowing rates for assessing operating and finance leases. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$997,827	$1,606,865
Restricted cash included in other current assets	19,860	14
Restricted cash included in other noncurrent assets	23,226	173
Total cash, cash equivalents, and restricted cash	$1,040,913	$1,607,052
Investments
The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and they are stated at fair value. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on our investments of available-for-sale securities are recorded in accumulated other comprehensive income (loss) which is included within stockholders’ equity. Interest, as well as amortization and accretion of purchase premiums and discounts on its investments of available-for-sale securities are included in interest income. The cost of securities sold is determined using the specific identification method. Realized gains and losses on the sale of available-for-sale securities are recorded in other expense, net in the consolidated statements of operations and comprehensive loss.
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
Accounts Receivable, Net
Accounts receivable consists of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits, services, and regulatory credits. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded immaterial allowance for uncollectible amounts as of December 31, 2025 and 2024.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments, and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits; however, its deposits exceed federally insured limits. The Company invests in highly rated securities, primarily issued by the U.S. government or liquid money market funds. As of December 31, 2025 and 2024, accounts receivable from the EV Purchase Agreement, represented 68.0% and 51.7% of the total accounts receivable balance, respectively. See Note 16 “Related Party Transactions” for more information.
Concentration of Supply Risk

The Company is dependent on its suppliers, the majority of which are single-source suppliers. The inability of these suppliers to deliver necessary components of its products according to the schedule and at prices, quality levels, and volumes acceptable to the Company, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of a trade war or otherwise, or its inability to efficiently manage these components, or the unavailability of stable domestic suppliers, could have a material adverse effect on the Company’s results of operations and financial condition.
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
Property, Plant, and Equipment, Net
Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Interest expense capitalized for significant capital asset construction in progress is included within property, plant and equipment, net and is amortized over the life of the related assets. The Company capitalizes qualified costs incurred during the application development stage of internal-use software. Costs incurred during the preliminary project stage and post-implementation stage are expensed.
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
Expenditures for repair and maintenance costs are expensed as incurred, and expenditures for major renewals and improvements that increase functionality of the asset are capitalized and depreciated ratably over the identified useful life. Upon disposition or retirement of property and equipment, the related cost and accumulated depreciation and amortization are removed, and any gain or loss is reflected in the consolidated statement of operations and comprehensive loss. The disposition gain or loss on fixed assets recorded for the years ended December 31, 2025, 2024, and 2023 was immaterial.
Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and right-of-use (“ROU”) assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The Company recognized impairment loss of $15.3 million for the year ended December 31, 2023. Impairment loss recognized for the years ended December 31, 2025 and 2024 was not material.
Leases
The Company has lease agreements with lease and non-lease components and has elected not to account for lease and non-lease components together, rather the Company accounts for the lease and non-lease components separately in the consolidated financial statements. The Company has also elected not to record ROU assets and corresponding lease liabilities for short-term leases having initial terms of 12 months or less if the leases do not contain a purchase option or renewal term that the Company is reasonably certain to exercise. Instead, the Company recognizes lease payments on a straight-line basis over the lease term.
Operating lease assets are included within operating lease ROU assets. Finance lease assets are included within property, plant and equipment, net. The corresponding operating lease liabilities are included within other current liabilities and other long-term liabilities; the finance lease liabilities are included within finance lease liabilities, current portion and finance lease liabilities, net of current portion on the Company’s consolidated balance sheets as of December 31, 2025 and 2024.
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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are recorded within other expense, net within the Company’s consolidated statements of operations and comprehensive loss. Foreign currency transaction gains and losses were not material for the years ended December 31, 2025, 2024, and 2023.
Revenue from Contracts with Customers
The Company follows a five-step process in which the Company identifies the contract, identifies the related performance obligations, determines the transaction price, allocates the transaction price to the identified performance obligations, and recognizes revenue when (or as) the performance obligations are satisfied.

Vehicle Sales
Vehicle sales revenue is generated from the sale of EVs to customers. The Company generated total vehicle sales revenue of $1,183.8 million, $752.8 million, and $581.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. The performance obligations identified in vehicle sale arrangements include delivery of the vehicle equipped with an onboard ADAS, the provision of maintenance services, the remarketing activities, and the right to unspecified OTA software updates as they become available over the term of the basic vehicle warranty, which is generally four years. Shipping and handling provided by the Company is considered a fulfillment activity.
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
The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. Payments received before the customer obtains control of the vehicle are recorded within other current liabilities in the consolidated balance sheets.

At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future returns. Return rate estimates are based on historical experience and the sales return reserve balance was not material as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company recorded $87.5 million and $53.3 million of total deferred revenue from all vehicle sales related to OTA, maintenance services, and remarketing activities for vehicle sales, respectively. The Company recorded $30.0 million and $18.5 million of the total deferred revenue within other current liabilities and the remaining $57.5 million and $34.8 million within other long-term liabilities in the consolidated balance sheets as of December 31, 2025 and 2024, respectively. Revenue recognized that was included in the deferred revenue at the beginning of the period was not material during the years ended December 31, 2025, 2024, and 2023.

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
The Company provides a residual value guarantee to its commercial banking partners in connection with their vehicle leasing programs. Vehicle sales with RVG represented approximately 51%, 55%, and 32% of total revenue during the years ended December 31, 2025, 2024, and 2023, respectively. Under the vehicle leasing program, the Company does not bear casualty and credit risks during the lease term, and is contractually obligated (or entitled) to share the entire or a portion of the shortfall (or excess) between the resale value realized by the commercial banking partners and a predetermined resale value. At the lease inception, the Company is required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partners. The cash collateral is primarily held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in other current assets and other noncurrent assets on consolidated balance sheets, subject to an asset impairment review at each reporting period.

The Company accounts for the vehicle leasing program in accordance with ASC 842, Leases, ASC 460, Guarantees and ASC 606, Revenue from Contracts with Customers. The Company is the lessor at inception of a lease and immediately transfers the lease as well as the underlying vehicle to its commercial banking partners, with the transaction being accounted for as a sale under ASC 606. The Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a reduction to revenue and a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations. Any fees or incentives that are paid or payable by the Company to commercial banking partners are recognized as a reduction to vehicle sales revenue.

The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated RVG liability. RVG liability is assessed subsequently for any changes on a quarterly basis. The Company recorded $114.0 million and $58.0 million of RVG liabilities as of December 31, 2025 and 2024, respectively, in other current liabilities and other long-term liabilities in the consolidated balance sheets. As the Company accumulates more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that the Company could be required to make was $705.9 million and $401.1 million as of December 31, 2025 and 2024, respectively.
Vehicle Operating Lease Revenue
The Company accounts for sales of vehicles with repurchase obligations as operating leases. The Company sells vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed upon repurchase price. The Company records the difference between the proceeds received and the agreed upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the consolidated balance sheets, and were not material as of December 31, 2025 and 2024. The operating lease revenue was not material for the years ended December 31, 2025, 2024, and 2023.
Sale and Leaseback Transactions
The Company enters into sale and leaseback transactions in which the Company transfers control of vehicles to rental companies and simultaneously leases them back as operating leases. The Company recognizes revenue related to the vehicles under the arrangement when the rental companies obtain control of the vehicles and separately recognizes the leaseback obligations based on the present value of the future payments to the rental companies within other current liabilities and other long-term liabilities. The Company also records right-of-use assets which are amortized over the term of the leaseback. Operating lease expense is recognized on a straight-line basis over the term of the leaseback.
The Company recorded revenue from sale and leaseback transactions of $70.9 million during the year ended December 31, 2025. The revenue from sale and leaseback transactions was not material during the years ended December 31, 2024 and 2023. Operating lease expenses were not material.
Other
Other consists primarily of revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, regulatory credits, and sales of non-Lucid vehicles acquired as part of the trade-in program. The Company generates regulatory credits revenue from the sale of tradable credits the Company earns under various regulations. This includes credits related to ZEVs and GHG, and CAFE credits. Regulatory credit revenue totaled $96.0 million and $30.4 million during the years ended December 31, 2025 and 2024, respectively. Regulatory credit revenue for the year ended December 31, 2023 was not material. The revenue from sales of non-Lucid vehicles was not material for the years ended December 31, 2025 and 2024. There was no revenue from the sales of non-Lucid vehicles for the year ended December 31, 2023.
The sale of battery pack systems, powertrain kits along with related supplies, and regulatory credits is a single performance obligation recognized at the point in time when control is transferred to the customer. Shipping and handling provided by the Company is considered a fulfillment activity. While customers generally have the right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies may include either a cash refund or an exchange of the returned product. Payment for the products sold are received upon invoice or in accordance with payment terms customary to the business. The Company’s regulatory credit sales, battery pack system or powertrain kits contracts do not contain a significant financing component. The Company has elected to exclude sales taxes from the measurement of the transaction price.
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

Vehicle Operating Lease
Depreciation of operating lease vehicles is classified as cost of vehicle operating lease revenue.
Other
Cost of other revenue includes direct parts, material and labor costs, depreciation of tooling costs, shipping and logistic costs. Cost of other revenue also includes costs associated with providing non-warranty after-sales services, and costs for retail merchandise.
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

The Company recognizes recovery from suppliers as an offset to the warranty expenses in the consolidated statements of operations and comprehensive loss and in other current assets in the consolidated balance sheet when the recovery amounts are contractually agreed with the suppliers. During the year ended December 31, 2024, the Company recorded supplier recovery of $50 million. No supplier recovery was recorded during the years ended December 31, 2025 and 2023.
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
The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that deferred tax assets would be realized in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for (benefit from) income taxes.
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
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in provision for (benefit from) income taxes in the consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included within other long-term liabilities in the consolidated balance sheets.
Stock-Based Compensation
The Company issues stock-based compensation awards to employees, officers, directors, and non-employees in the form of stock options, restricted stock units (“RSUs”) and employee stock purchase plan (the “ESPP”). The Company measures and recognizes compensation expense for stock-based awards based on the awards’ fair value on the date of grant. The Company accounts for forfeitures of stock-based awards when they occur. The fair value of RSUs that generally vest based on service and/or performance conditions is measured using the fair value of the Company’s common stock on the date of the grant. The fair value of RSUs that vest based on service and market conditions is measured using a Monte Carlo simulation model on the date of grant. The fair value of stock options that vest based on service condition is measured using the Black-Scholes option pricing model on the date of grant. The Monte Carlo simulation model and the Black-Scholes option pricing model require the input of assumptions, including the fair value of the Company’s common stock, the expected term of the award, the expected volatility of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used to determine the fair value of the awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

The fair value of awards that vest based on only continuous service is recognized on a straight-line basis over the requisite service period. The fair value of awards that vest based on performance or market conditions is recognized over the requisite service period using the graded vesting attribution method. Stock-based compensation expense is only recognized for awards with performance conditions once the performance condition becomes probable of being achieved. The performance-based RSUs vest based on the actual achievement of corporate performance goals and/or individual performance. The RSUs with market conditions vest only if the Company achieves certain market capitalization targets.
Comprehensive Loss
Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to net unrealized gains or losses on investments in available-for sale securities and foreign currency translation adjustments that are recorded as an element of stockholders’ equity and are excluded from the determination of net loss.
Research and Development
Research and development expenses primarily consist of materials, supplies, personnel-related expenses, contractor fees, prototype material, engineering design and testing expenses, and allocated facilities cost. Substantially all of the Company’s research and development expenses are related to developing new products, related technologies, services and improving existing products and services. Research and development expenses have been expensed as incurred and included in the consolidated statements of operations and comprehensive loss.
Selling, General, and Administrative
Selling, general and administrative expenses primarily consist of personnel-related expenses for employees involved in general corporate, selling and marketing functions, including executive management and administration, legal, human resources, allocated facilities and real estate, accounting, finance, tax, and information technology.
Advertising
Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss. Advertising costs were $112.2 million, $49.8 million, and $35.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities as they are cumulative and participate in common stock dividends on an as-converted basis. The net loss attributable to common stockholders reflects the remeasurements of the host contracts for the cumulative dividend and mezzanine equity accretions. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses. The diluted net loss attributable to common stockholders reflects the elimination of interest expense and gain on extinguishment of debt for convertible notes, if the impact is dilutive.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common share equivalents to the extent they are dilutive. Potentially dilutive shares of the 2026 Notes under if-converted method are included in the computation of diluted net loss per share. For purposes of this calculation, Private Placement Warrants, stock options outstanding, RSUs outstanding, potential shares issued under ESPP, if-converted common shares from convertible notes, if-converted common shares from Series A redeemable convertible preferred stock and if-converted common shares from Series B redeemable convertible preferred stock are considered to be common stock equivalents.
Common Stock Warrants
The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Liability-classified common stock warrants are subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date with changes in fair value recorded in the Company’s statement of operations and comprehensive loss. The Company’s Private Placement Warrants are liability-classified instruments because they are not deemed indexed to the Company’s own common stock.

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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental annual income tax disclosures. This amendment includes disclosures of specific categories in the rate reconciliation, income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, and details about federal, state, and foreign tax expense. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 prospectively for the fiscal year ended December 31, 2025. See Note 13 “Income Taxes” for the required disclosures.
NOTE 3 - RESTRUCTURING
On May 24, 2024, the Company announced the 2024 Restructuring Plan intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2024 Restructuring Plan during the first quarter of 2025. During the year ended December 31, 2024, the Company recorded restructuring charges of $20.3 million.
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
A summary of restructuring liabilities associated with the restructuring plans was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Restructuring liabilities - beginning of period	$267	$54
Restructuring charges excluding non-cash items(1)	—	21,784
Cash payments	(267)	(21,571)
Restructuring liabilities - end of period	$—	$267
(1) Excluded non-cash items of $1.5 million for the year ended December 31, 2024 related to the 2024 Restructuring Plan, which was net of accelerated stock-based compensation expense of $3.2 million and a reversal of $4.7 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of December 31, 2025 and 2024, restructuring liabilities associated with the restructuring plans included within other current liabilities in the consolidated balance sheet were nil and immaterial, respectively.

On February 20, 2026, the Company announced a reduction of its current U.S. workforce. See Note 18 “Subsequent Event” for more information.

NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$479,754	$160,532
Work in progress	146,575	36,628
Finished goods	483,200	210,614
Total Inventory	$1,109,529	$407,774
Inventory as of December 31, 2025 and 2024 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, used vehicles which the Company intends to sell, and service parts. During the years ended December 31, 2025, 2024, and 2023, the Company recorded write-downs of $815.7 million, $617.4 million, and $926.9 million, respectively, to reduce its inventories to its net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments (“LCNRV”). While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact the Company’s financial results.
Property, plant and equipment, net
Property, plant and equipment, net as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31, 2025	December 31, 2024
Land and land improvements	$70,967	$70,967
Building and improvements(1)	1,099,186	1,075,349
Machinery, tooling and vehicles(2)(3)	2,363,263	1,720,517
Computer equipment and software	140,419	105,012
Leasehold improvements	304,609	268,091
Furniture and fixtures	57,921	51,238
Finance leases	193,137	86,852
Construction in progress	970,960	672,534
Total Property, plant and equipment	5,200,462	4,050,560
Less accumulated depreciation and amortization	(1,222,330)	(787,948)
Property, plant and equipment, net	$3,978,132	$3,262,612
(1) As of December 31, 2025 and 2024, $127.5 million of capital expenditure support received from MISA was primarily recorded as a deduction to the AMP-2 building balance. See Note 2 “Summary of Significant Accounting Policies” and Note 16 “Related Party Transactions” for more information.
(2) Included $47.2 million and $39.5 million of service loaner vehicles as of December 31, 2025 and 2024, respectively.
(3) Included $33.7 million and $34.7 million of operating lease vehicles sold to rental companies as of December 31, 2025 and 2024, respectively.

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

	December 31, 2025	December 31, 2024
Machinery and tooling	$418,426	$561,858
Construction of AMP-1 and AMP-2(1)	512,502	78,254
Leasehold improvements and other	40,032	32,422
Total construction in progress	$970,960	$672,534
(1) As of December 31, 2025 and 2024, $67.3 million of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance. See Note 2 “Summary of Significant Accounting Policies” and Note 16 “Related Party Transactions” for more information.
Depreciation and amortization expense was $451.2 million, $295.3 million, and $233.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. The amount of interest capitalized on construction in progress related to significant capital asset constructions was not material for the years ended December 31, 2025, 2024, and 2023, respectively.
Other current liabilities
Other current liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Engineering, design, and testing accrual	$56,237	$53,666
Capital expenditures accrual	234,313	39,043
Accrued compensation	155,906	201,880
Accrued purchases(1)	183,330	31,318
Retail leasehold improvements accrual	5,804	3,589
Third-party services accrual	72,083	26,353
Tooling liability	35,138	110,249
Operating lease liabilities, current portion	64,171	35,596
Reserve for loss on firm inventory purchase commitments	131,904	119,672
Accrued warranty	58,765	36,752
Accrued interest	29,841	4,049
Deferred revenue(2)	29,950	18,473
Sales incentive accrual	34,626	18,336
RVG liabilities	55,448	17,755
Other current liabilities	245,125	181,523
Total other current liabilities	$1,392,641	$898,254
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
(2) Represent deferred revenue from vehicle sales primarily related to OTA and remarketing activities.

Other long-term liabilities
Other long-term liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease liabilities, net of current portion	$225,434	$229,835
Other long-term liabilities(1)(2)	357,305	362,479
Total other long-term liabilities	$582,739	$592,314
(1) As of December 31, 2025 and 2024, $114.8 million and $112.7 million of deferred revenue was recorded within other long-term liabilities in the consolidated balance sheets, respectively, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin. See Note 16 “Related Party Transactions” for more information.
(2) Included accrued warranty balance of $93.4 million and $75.7 million as of December 31, 2025 and 2024, respectively.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Accrued warranty - beginning of period	$112,478	$46,076
Warranty costs incurred	(31,265)	(53,941)
Provision for warranty(1)	70,988	120,343
Accrued warranty - end of period(2)	$152,201	$112,478

(1) Provision for warranty for the years ended December 31, 2025 and 2024 included estimated costs related to the recalls identified and special campaigns to repair or replace items under warranties. During the year ended December 31, 2024, the Company recorded $46.1 million provision associated with a special warranty campaign.
(2) Accrued warranty balance of $58.8 million and $36.8 million was recorded within other current liabilities, and $93.4 million and $75.7 million was recorded within other long-term liabilities, in the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
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

The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$762,077	$—	$—	$762,077	$762,077	$—	$—
Level 1:
Money market funds	235,750	—	—	235,750	235,750	—	—
U.S. Treasury securities	575,159	3,655	—	578,814	—	398,011	180,803
Subtotal	810,909	3,655	—	814,564	235,750	398,011	180,803
Level 2:
Time deposits(1)	65,000	—	—	65,000	—	65,000	—
Corporate debt securities	471,819	3,442	—	475,261	—	168,082	307,179
Subtotal	536,819	3,442	—	540,261	—	233,082	307,179
Total	$2,109,805	$7,097	$—	$2,116,902	$997,827	$631,093	$487,982
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
During the years ended December 31, 2025, 2024, and 2023, there were immaterial gross realized gains or losses on the sale of available-for-sale securities. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was $13.1 million and $19.6 million as of December 31, 2025 and 2024, respectively, and was recorded in other current assets on its consolidated balance sheets. As of December 31, 2025 and 2024, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The following table summarizes our available-for-sale securities by contractual maturity:

	December 31, 2025
	Amortized cost	Estimated Fair Value
Within one year	$628,930	$631,093
After one year through three years	483,048	487,982
Total	$1,111,978	$1,119,075
On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded fair values of $24.3 million and $37.8 million within long-term investments in the consolidated balance sheets as of December 31, 2025 and 2024, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. During the years ended December 31, 2025, 2024, and 2023, the Company recognized unrealized losses of $15.8 million and $43.1 million, and an unrealized gain of $6.0 million, respectively, in change of fair value of equity securities of a related party in the consolidated statement of operations and comprehensive loss. During the years ended December 31, 2025, 2024, and 2023, the Company also recognized $2.3 million of unrealized foreign currency gain, $0.6 million of unrealized foreign currency loss, and $2.3 million of unrealized foreign currency gain related to these equity securities, respectively, in other expense, net in the consolidated statement of operations and comprehensive loss. See Note 16 “Related Party Transactions” for more information.
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

The following table presents a reconciliation of the common stock warrant liability measured and recorded at fair value on a recurring basis (in thousands):

	Year Ended December 31,
	2025	2024
Fair value-beginning of period	$19,514	$53,664
Change in fair value	(19,514)	(34,150)
Fair value-end of period	$—	$19,514
The following table presents a reconciliation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock measured and recorded at fair value on a recurring basis (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability
Fair value-beginning of period	$408,800	$230,625	$—	$—
Issuance	—	—	497,100	297,675
Change in fair value	(398,000)	(225,225)	(88,300)	(67,050)
Fair value-end of period	$10,800	$5,400	$408,800	$230,625

NOTE 6 – DEBT
The carrying value of the Company’s debt as of December 31, 2025 and 2024 was as follows (in millions):

	December 31, 2025	December 31, 2024
2026 Notes	$203.7	$2,002.2
2030 Notes	1,084.2	—
2031 Notes	962.4	—
GIB credit facility	468.0	126.4
Total debt	2,718.3	2,128.6
Current portion of debt	(671.7)	(126.4)
Debt, net of current portion	$2,046.6	$2,002.2
Convertible Senior Notes
The Company accounted for the issuances of the 2026 Notes, the 2030 Notes, and the 2031 Notes as single liabilities measured at its respective amortized cost, as no other embedded features require bifurcation and recognition as derivatives. It determined the fair value of the Convertible Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The following table sets forth a summary of the 2026 Notes, the 2030 Notes, and the 2031 Notes as of December 31, 2025 and 2024 (in millions):

	December 31, 2025
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$204.3	$(0.6)	$203.7	$189.7
2030 Notes	1,100.0	(15.8)	1,084.2	655.9
2031 Notes	975.0	(12.6)	962.4	775.1
Total convertible senior notes	$2,279.3	$(29.0)	$2,250.3	$1,620.7

	December 31, 2024
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$2,012.5	$(10.3)	$2,002.2	$1,579.8
The effective interest rate for the 2026 Notes, the 2030 Notes, and the 2031 Notes is 1.5%, 5.4%, and 7.3%, respectively. The components of interest expense related to the 2026 Notes, the 2030 Notes, and the 2031 Notes were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Contractual interest	$62.9	$25.2	$25.2
Amortization of debt discounts and debt issuance costs	5.6	5.2	5.2
Interest expense	$68.5	$30.4	$30.4
2026 Notes
In December 2021, the Company issued an aggregate of $2,012.5 million principal amount of 1.25% convertible senior notes due in December 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, at an issuance price equal to 99.5% of the principal amount of 2026 Notes. The Company has designated the 2026 Notes as green bonds, whose proceeds will be allocated in accordance with the Company’s green bond framework. The 2026 Notes were issued pursuant to and are governed by an indenture dated December 14, 2021, between the Company and U.S. Bank National Association as the trustee. The proceeds from the issuance of the 2026 Notes were $1,986.6 million, net of the issuance discount and debt issuance costs.

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
•during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
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
In April 2025, contemporaneously with the 2030 Notes offering, the Company repurchased $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. The difference between the consideration paid with the net proceeds from the 2030 Notes to repurchase a portion of the 2026 Notes principal amount and the then carrying value of the 2026 Notes resulted in a gain of $116.4 million. Following the redemption, the Company’s outstanding principal balance of the 2026 Notes was $960.0 million. In November 2025, contemporaneously with the 2031 Notes offering, the Company repurchased $755.7 million aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes. The difference between the consideration paid with the net proceeds from the 2031 Notes to repurchase a portion of the 2026 Notes principal amount and the then carrying value of the 2026 Notes resulted in a gain of $5.4 million. Following the redemption, the Company’s outstanding principal balance of the 2026 Notes was $204.3 million. The repurchases of the 2026 Notes were accounted for as debt extinguishments. During the year ended December 31, 2025, the Company recorded a total gain of $121.8 million within gain on extinguishment of debt in the consolidated statement of operations and comprehensive loss.
The 2026 Notes were not eligible for conversion as of December 31, 2025 and 2024. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of December 31, 2025 and 2024, the Company was in compliance with applicable covenants under the indentures governing the 2026 Notes.
2030 Notes and Capped Call Transactions
2030 Notes
In April 2025, the Company issued an aggregate of $1,100.0 million principal amount of 5.00% convertible senior notes due in April 2030 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, at an issuance price equal to 100.0% of the principal amount of the 2030 Notes. The 2030 Notes were issued pursuant to and are governed by an indenture dated April 8, 2025, between the Company and U.S. Bank Trust Company, National Association as the trustee. The proceeds from the issuance of the 2030 Notes were $1,081.8 million, net of the debt issuance costs. Contemporaneously with the 2030 Notes offering, the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes.

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
•during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
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
The 2030 Notes were not eligible for conversion as of December 31, 2025. No sinking fund is provided for the 2030 Notes, which means that the Company is not required to redeem or retire them periodically. As of December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2030 Notes.
Capped Call Transactions
In connection with the 2030 Notes offering, the Company paid $118.3 million to enter into the Capped Call Transactions with certain financial institutions. The Capped Call Transactions cover, subject to anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the 2030 Notes. The Capped Call Transactions have an expiration date of April 1, 2030.
The Company expects the Capped Call Transactions generally would reduce the potential dilution to the Company’s common stock upon conversion of the notes or offset any cash payments that the Company could be required to make in excess of the principal amount of any converted notes, as the case may be, in the event that the market price per share of Lucid’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions. The initial strike price of the Capped Call Transactions corresponds to the initial conversion price of the 2030 Notes, or approximately $30.00 per share of the Company’s common stock. The initial cap price of the Capped Call Transactions was $48.00 per share of the Company’s common stock and is subject to customary anti-dilution adjustments.
The Capped Call Transactions were separate transactions, entered into by the Company with certain financial institutions, and were not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Transactions. The Company recorded the Capped Call Transactions as a reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2025, with no remeasurement in subsequent periods as they meet the conditions for equity classification.

2031 Notes
In November 2025, the Company issued an aggregate of $975.0 million principal amount of 7.00% convertible senior notes due in November 2031 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, at an issuance price equal to 100.0% of the principal amount of the 2031 Notes. The 2031 Notes were issued pursuant to and are governed by an indenture dated November 17, 2025, between the Company and U.S. Bank Trust Company, National Association as the trustee. The proceeds from the issuance of the 2031 Notes were $962.2 million, net of the debt issuance costs. Contemporaneously with the 2031 Notes offering, the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $755.7 million aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes.
The 2031 Notes are unsecured obligations which bear regular interest at 7.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2026. The 2031 Notes will mature on November 1, 2031, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2031 Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 48.0475 shares of the Company’s common stock per $1,000 principal amount of the 2031 Notes, which is equivalent to an initial conversion price of approximately $20.81 per share of the Company’s common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. The Company may redeem for cash all or any portion of the 2031 Notes, at the Company’s option, on or after November 6, 2028 and on or before the 31st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders may require the Company to repurchase the 2031 Notes on November 1, 2029 or upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2031 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.
Holders of the 2031 Notes may convert all or a portion of their 2031 Notes at their option prior to August 1, 2031, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the quarter ended on March 31, 2026 (and only during such calendar quarter), if the Company’s common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of specified corporate events; or
•if the Company calls any or all 2031 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption.
On or after August 1, 2031, the 2031 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2031 Notes who convert the 2031 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2031 Notes, or in connection with a redemption may be entitled to an increase in the conversion rate.
The 2031 Notes were not eligible for conversion as of December 31, 2025. No sinking fund is provided for the 2031 Notes, which means that the Company is not required to redeem or retire them periodically. As of December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2031 Notes.
Ayar Prepaid Forward Transactions
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
In connection with the pricing of the 2031 Notes, Ayar entered into a privately negotiated prepaid forward transaction with the Forward Counterparty, pursuant to which Ayar will purchase approximately $636.7 million of the Company’s common stock with delivery expected to occur on or about the maturity date for the 2031 Notes, subject to the ability of the Forward Counterparty to elect to settle all or a portion of the prepaid forward transaction early.

The Company is not a party to the prepaid forward transactions. In connection with Ayar agreeing to enter into and fund the prepaid forward transactions, the Company has agreed to pay a periodic cash fee to Ayar, which shall initially accrue at a rate of 0.5% per annum on the amount of prepaid forward transactions and be recalculated to reflect any early settlement of the prepaid forward transactions. The periodic fee incurred associated with the prepaid forward transactions was not material for the year ended December 31, 2025.
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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of December 31, 2025 and 2024, no amount was outstanding under the SIDF Loan Agreement.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into the GIB Facility Agreement with GIB, maturing on February 28, 2025. GIB is a related party of the PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million). On March 12, 2023, Lucid LLC entered into the 2023 Amended GIB Facility Agreement to combine the two committed revolving credit facilities into a committed SAR 1.0 billion (approximately $266.1 million) 2023 GIB Credit Facility which may be used for general corporate purposes. Loans under the 2023 Amended GIB Facility Agreement had a maturity of no more than 12 months and bore interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. Under the 2023 Amended GIB Facility Agreement, the Company was required to pay a quarterly commitment fee of 0.15% per annum based on the unutilized portion of the 2023 GIB Credit Facility.
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
The commitment fees for the years ended December 31, 2025, 2024, and 2023 were not material. The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of December 31, 2025 and 2024, the Company had outstanding borrowings of SAR 1,755.0 million (approximately $468.0 million) and SAR 475.0 million (approximately $126.4 million), respectively. The outstanding borrowings were recorded within current portion of debt in the consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.44% and 7.04% as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, availability under the GIB credit facility was SAR 143.5 million (approximately $38.3 million) and SAR 523.2 million (approximately $139.2 million), respectively, after giving effect to the outstanding letters of credit. The Company recorded interest expense of SAR 66.9 million (approximately $17.8 million), SAR 18.4 million (approximately $4.9 million), and SAR 8.1 million (approximately $2.2 million) during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, the Company was in compliance with applicable covenants under the GIB credit facility.

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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of December 31, 2025 and 2024, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of December 31, 2025 and 2024, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $104.1 million and $56.9 million as of December 31, 2025 and 2024, respectively. Availability under the ABL Credit Facility was $596.0 million (including $199.2 million cash and cash equivalents) and $354.9 million (including $191.1 million cash and cash equivalents) as of December 31, 2025 and 2024, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the consolidated balance sheets and amortized over the facility term using the straight-line method. Commitment fee and amortization of the deferred issuance costs were $3.6 million for the year ended December 31, 2025 and $3.7 million for the years ended December 31, 2024 and 2023.
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
In November 2025, the Company increased the aggregate principal amount of the DDTL Credit Facility from $750.0 million to $1.98 billion. The Company is required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the DDTL Credit Facility.
The DDTL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also includes a minimum liquidity covenant. As of December 31, 2025 and 2024, the Company was in compliance with applicable covenants under the DDTL Credit Facility.
As of December 31, 2025 and 2024, the Company had no outstanding borrowings under the DDTL Credit Facility. The Company incurred issuance costs of $6.2 million to obtain the DDTL Credit Facility during the year ended December 31, 2024, which was capitalized within other noncurrent assets in the consolidated balance sheet and amortized over the facility term using the straight-line method. The Company incurred issuance costs of $9.2 million to increase the aggregate delayed draw term commitment of the DDTL Credit Facility during the year ended December 31, 2025, which was capitalized within other noncurrent assets in the consolidated balance sheet and amortized over the remaining term of the facility using the straight-line method. Commitment fee and amortization of the deferred issuance costs were $6.4 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively.

NOTE 7 - COMMON STOCK WARRANT LIABILITY
On July 23, 2021, in connection with the Merger, the Company effectively issued 44,350,000 Private Placement Warrants. Following the Reverse Stock Split, every ten Private Placement Warrants may be exercised to purchase one share of the Company’s common stock for an aggregate exercise price of $115.00. The Private Placement Warrants were initially recorded as long-term liabilities in the consolidated balance sheets at a fair value of $812.0 million, and were remeasured to a fair value of $19.5 million as of December 31, 2024. The Private Placement Warrants remained unexercised and were remeasured to a fair value of nil as of December 31, 2025. The Company recognized gains of $19.5 million, $34.2 million, and $86.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, in the consolidated statements of operations and comprehensive loss.

The fair value of the Private Placement Warrants that is not subject to the contingent forfeiture provisions was estimated using a Black-Scholes option pricing model, and was as follows:

	December 31, 2025	December 31, 2024
Fair value of Private Placement Warrants per share of common stock	$0.00	$4.38

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

	December 31, 2025	December 31, 2024
Volatility	85.0%	95.0%
Expected term (in years)	0.6	1.6
Risk-free rate	3.6%	4.2%
Dividend yield	—%	—%
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

The shares of the Series A Redeemable Convertible Preferred Stock and the Series B Redeemable Convertible Preferred Stock were issued pursuant to the Certificate of Designations. Pursuant to the Series A Subscription Agreement and the Series B Subscription Agreement, Ayar has agreed, with certain exceptions, that without prior written consent of the Company, it will not sell or transfer the Redeemable Convertible Preferred Stock for the twelve months after the date of the closing of the respective private placement.
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

Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Redeemable Convertible Preferred Stock if all shares of the Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of December 31, 2025 and 2024, the liquidation preference of the Series A Redeemable Convertible Preferred Stock was $1,350.4 million and $1,138.8 million, respectively. As of December 31, 2025 and 2024, the liquidation preference of the Series B Redeemable Convertible Preferred Stock was $949.2 million and $800.4 million, respectively.

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

The Company accretes the Redeemable Convertible Preferred Stock to its redemption value, which is greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period. The Company recorded accretion of $609.6 million and $229.5 million related to the Series A Redeemable Convertible Preferred Stock during the years ended December 31, 2025 and 2024, respectively. The Company recorded accretion of $374.0 million and $118.1 million related to the Series B Redeemable Convertible Preferred Stock during the years ended December 31, 2025 and 2024, respectively. Accretion of the Redeemable Convertible Preferred Stock was reflected as adjustments to additional paid-in capital in the consolidated balance sheets as of December 31, 2025 and 2024. The carrying value of the Series A Redeemable Convertible Preferred Stock was $1,339.6 million and $730.0 million as of December 31, 2025 and 2024, respectively. The carrying value of the Series B Redeemable Convertible Preferred Stock was $943.8 million and $569.8 million as of December 31, 2025 and 2024, respectively.
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
As of December 31, 2025 and 2024, the Company remeasured the derivative liabilities for the Redeemable Convertible Preferred Stock to fair value of $16.2 million and $639.4 million, comprising of $10.8 million and $408.8 million related to Series A Redeemable Convertible Preferred Stock and $5.4 million and $230.6 million related to Series B Redeemable Convertible Preferred Stock, respectively. The Company recognized gains of $623.2 million and $155.4 million for the years ended December 31, 2025 and 2024, respectively, in change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the consolidated statements of operations and comprehensive loss.
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

The level 3 fair value inputs used in the valuation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock were as follows:

	December 31, 2025		December 31, 2024
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability
Volatility	40.0%	40.0%	40.0%	40.0%
Credit spread	23.9%	23.9%	17.9%	17.9%
Stock price	$10.57	$10.57	$30.20	$30.20
Term (in years)	3.2	3.6	4.2	4.6
Risk-free rate	3.5%	3.6%	4.3%	4.4%
NOTE 9 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time-to-time by the Board of Directors. As of December 31, 2025 and 2024, there were 100,000 and 75,000 issued and outstanding shares of Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock, respectively.
Common Stock
On May 31, 2023, the Company entered into the 2023 Underwriting Agreement with the Underwriter, under which the Underwriter agreed to purchase 17,354,495 shares of the Company’s common stock at a price per share of $68.30, for aggregate net proceeds to the Company of $1.2 billion. In June 2023, the Company issued the shares to the Underwriter pursuant to the 2023 Underwriting Agreement and received aggregate net proceeds of $1.2 billion after deducting issuance costs of $1.1 million.
On May 31, 2023, the Company entered into the 2023 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 26,569,370 shares of the Company’s common stock at a price per share of $68.30 in a private placement for aggregate net proceeds to the Company of $1.8 billion. In June 2023, the Company issued the shares to Ayar pursuant to the 2023 Subscription Agreement and received aggregate net proceeds of $1.8 billion after deducting issuance costs of $2.0 million.
On October 16, 2024, the Company entered into the 2024 Underwriting Agreement with the Underwriter, under which the Underwriter agreed to purchase 26,244,694 shares of the Company’s common stock. The Company also granted the Underwriter an Overallotment Option to purchase additional shares. On October 17, 2024, the Underwriter exercised the Overallotment Option to purchase an additional 1,503,759 shares. On October 18, 2024, the Company completed the public offering pursuant to the 2024 Underwriting Agreement at a price per share of $25.91, and received aggregate net proceeds of $718.4 million after deducting issuance costs of $0.6 million.
On October 16, 2024, the Company entered into the 2024 Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 37,471,793 shares of the Company’s common stock. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase an additional 2,147,045 shares of the Company’s common stock. As of October 31, 2024, the Company consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement at a price per share of $25.91, for aggregate net proceeds of $1,025.7 million after deducting issuance costs of $0.8 million.
On July 16, 2025, the Company entered into the VPA with Uber and the 2025 Subscription Agreement with SMB, a subsidiary of Uber. Under the VPA, Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 (the “Minimum Quantity Guarantee”) Lucid Gravity vehicles that have been modified to include certain autonomous driving hardware and other features (the “Lucid Gravity Plus vehicles”). Under the 2025 Subscription Agreement, the Company agreed to issue and SMB agreed to purchase, in a private placement, the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. In September 2025, the Company and SMB entered into an amendment to the 2025 Subscription Agreement to reflect the adjustments made to the number of placement shares and purchase price per placement share therein due to the Reverse Stock Split. The Company also consummated the private placement of shares to SMB and issued 13,715,121 shares at a price per share of $21.87, for aggregate net proceeds of $299.7 million after deducting issuance costs of $0.3 million in September 2025.
The shares of common stock sold to SMB pursuant to the 2025 Subscription Agreement were sold based upon reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act. SMB may not transfer the shares of common stock acquired under the 2025 Subscription Agreement for a period of 18-months after the closing of the private placement.
Issuance costs incurred were recorded as a reduction of the gross proceeds received from the equity offerings within additional paid-in capital in the consolidated balance sheets.

Treasury Stock

During the year ended December 31, 2021, the Company repurchased an aggregate of 85,782 shares of its common stock, including 71,274 shares from certain employees and 14,508 shares from board of directors of the Company’s predecessor, Atieva, Inc. at $241.50 per share. No common stock was repurchased during the years ended December 31, 2025 and 2024.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of December 31, 2025 was as follows:

December 31, 2025
Private Placement Warrants to purchase common stock	4,435,000
Stock options outstanding	2,030,874
Restricted stock units outstanding	19,983,583
Shares available for future grants under equity plans	3,431,856
If-converted common shares from 2026 Notes	372,950
If-converted common shares from 2030 Notes	36,666,630
If-converted common shares from 2031 Notes	46,846,313
If-converted common shares from Series A redeemable convertible preferred stock	32,526,595
If-converted common shares from Series B redeemable convertible preferred stock	19,358,849
Total shares of common stock reserved	165,652,650
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
The Company had 3,431,856 shares of common stock available for issuance under the 2021 Incentive Plan, including the ESPP, as of December 31, 2025.
Stock Options
The Company’s outstanding stock options generally expire between 7 years to 10 years from the date of grant and are exercisable when the options vest. In general, incentive stock options and non-statutory options vest over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity for the year ended December 31, 2025 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2024	2,689,410	$18.37	4.36	$48,886
Options exercised	(561,891)	6.40
Options canceled	(96,645)	71.62
Balance as of December 31, 2025	2,030,874	$19.09	3.98	$2,918
Options vested and exercisable as of December 31, 2025	1,936,956	$16.85	3.94	$2,918
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of common shares. The aggregate intrinsic value of options exercised was $9.3 million, $8.4 million and $50.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The total fair value of stock options granted during the years ended December 31, 2024 and 2023 was $0.4 million and $17.4 million, respectively, which is recognized over the respective vesting periods. No stock options were granted during the year ended December 31, 2025.

The total fair value of stock options vested during the years ended December 31, 2025, 2024, and 2023, was $2.7 million, $4.9 million, and $5.4 million, respectively.

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

	December 31,
	2024	2023
Volatility	85.0%	83.9%
Expected term (in years)	5.2	5.0
Risk-free interest rate	4.3%	4.1%
Expected dividends	—%	—%
As of December 31, 2025, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $2.9 million and expected to be recognized over a weighted-average period of 1.6 years.
RSUs
A summary of RSUs activity for the year ended December 31, 2025 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2024	8,796,901	1,599,646	10,396,547	$48.29
Granted	19,055,275	2,213,724	21,268,999	25.18
Vested	(8,359,840)	(707,510)	(9,067,350)	43.25
Cancelled/Forfeited	(2,154,479)	(460,134)	(2,614,613)	34.71
Balance as of December 31, 2025	17,337,857	2,645,726	19,983,583	$27.86
Time-based RSUs granted prior to the closing of Merger are subject to both performance-based and service-based vesting conditions. The performance condition was satisfied upon the closing of the Merger, and the service condition will be met generally over four years. The Company granted 1,383,475 shares of the time-based RSUs to the former CEO that would vest in sixteen equal quarterly installments, beginning on December 5, 2021, and were subject to continuous employment. The service condition for 25% of the Company’s non-CEO RSUs granted prior to the closing of Merger was satisfied 375 days after the closing. The remaining RSUs would be satisfied in equal quarterly installments thereafter, subject to continuous employment. The Company recognized compensation expense for these time-based RSUs on a graded vesting schedule over the requisite vesting period. Fair value of these time-based RSUs was measured using the fair value of the Company’s common stock on the date of the grant, as based on the market price of Churchill’s stock adjusted for the expected exchange ratio at the time, and discounted for lack of marketability. For the years ended December 31, 2025, 2024, and 2023, the Company withheld approximately 143,138, 190,574, and 186,729 shares, respectively, of common stock by net settlement to meet the related tax withholding requirements related to the former CEO’s time-based RSUs. In February 2025, the Company announced the former CEO’s resignation and transition. In connection with this transition, the Company recorded a reversal of $41.6 million related to previously recognized stock-based compensation expenses for his unvested time-based RSUs. As of December 31, 2025, there were no unrecognized stock-based compensation expenses related to the time-based RSUs.
Time-based RSUs granted subsequent to the closing of Merger are only subject to service-based vesting conditions and the compensation expense is recognized on a straight-line basis over the requisite service period. The fair value of these time-based RSUs granted after the closing of the Merger was measured using the fair value of the Company’s common stock on the date of the grant.
As of December 31, 2025, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $423.3 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of time-based RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $146.7 million, $140.8 million, and $121.1 million, respectively.

In 2021, the Company granted performance-based RSUs to the former CEO and they were subject to performance and market conditions. The performance condition was satisfied upon the closing of the Merger. The market conditions would be satisfied and vest in five tranches based on the achievement of market capitalization goals applicable to each tranche over a six-month period subject to the former CEO’s continuous employment through the applicable vesting date. Any performance-based RSUs granted to our former CEO that had not vested within five years after the closing will be forfeited. The fair value of these performance-based RSUs was measured on the grant date, March 27, 2021, using a Monte Carlo simulation model, with the following assumptions:

Weighted average volatility	60.0%
Expected term (in years)	5.0
Risk-free interest rate	0.9%
Expected dividends	—%
The Company recognized compensation expense using a graded vesting attribution method over the derived service period for the former CEO’s performance-based awards. Stock-based compensation expense was recognized when the relevant performance condition was considered probable of achievement for the performance-based award. During the year ended December 31, 2022, the market condition was met for the performance-based awards of the former CEO for four of the five tranches and certified by the Board of Directors, representing an aggregate of 1,393,428 performance RSUs. The unamortized expense of $8.2 million as of December 31, 2022 for the fifth tranche, representing 209,014 RSUs, was fully recognized during the year ended December 31, 2023. There were no performance-based RSUs vested for our former CEO for the years ended December 31, 2025, 2024, and 2023.
The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and individual performance and (ii) a service condition which will be met generally over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the years ended December 31, 2025, 2024, and 2023, the Company recorded stock-based compensation expenses of $22.8 million, $26.1 million, and $7.9 million, respectively, related to these performance-based RSUs. The total fair value of these performance-based RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $13.9 million, $5.3 million, and nil, respectively. As of December 31, 2025, the unamortized expense for the performance-based RSUs was $22.8 million, which will be recognized over a weighted-average period of 1.2 years primarily contingent upon realization of the corporate performance conditions.
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
If the market value of our common stock on the purchase date is lower than the market value at the beginning of the offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering resulting in a reset of the offering price and a modification charge to be recognized over the new offering period. There was one ESPP reset during the year ended December 31, 2025, and two ESPP resets during the years ended December 31, 2024 and 2023, which resulted in modification charges of $14.3 million, $17.8 million, and $23.2 million, respectively, which are being recognized until the new offering period ending in November 2027.
The Company issued 1,559,456, 897,646, and 474,887 shares at a weighted-average price of $14.63, $21.40, and $50.19 for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, unrecognized stock-based compensation cost related to the ESPP was $31.4 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023, was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$3,325	$4,335	$3,590
Research and development	183,770	172,190	137,703
Selling, general and administrative	84,180	110,827	117,433
Restructuring charges	—	(1,480)	(1,443)
Total	$271,275	$285,872	$257,283
The Company capitalized stock-based compensation expenses of $47.4 million and $45.7 million for the years ended December 31, 2025 and 2024, respectively, primarily as part of the cost of inventory.
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
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classifies this lease as a finance lease because the Lease Agreement contains a purchase option which the Company is reasonably certain to exercise. As of December 31, 2025 and 2024, assets associated with the finance lease were $79.3 million. As of December 31, 2025 and 2024, liabilities associated with the finance lease were $79.4 million and $80.0 million, respectively.
Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other current liabilities in the consolidated balance sheet as of December 31, 2025 and within other long-term liabilities in the consolidated balance sheet as of December 31, 2024.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s consolidated balance sheets (in thousands):

	December 31, 2025	December 31, 2024
Operating leases:
Right-of-use assets	$241,974	$211,886

Other current liabilities	$64,171	$35,596
Other long-term liabilities	225,434	229,835
Total operating lease liabilities	$289,605	$265,431

Finance leases:
Property, plant and equipment, net(1)	$185,721	$82,823
Total finance lease assets	$185,721	$82,823

Finance lease liabilities, current portion	$84,222	$6,788
Finance lease liabilities, net of current portion	104,559	76,096
Total finance lease liabilities(1)	$188,781	$82,884
(1) As of December 31, 2025, the Company recorded $95.3 million of finance lease assets and $98.9 million of finance lease liabilities related to certain facility leases assumed in connection with the assets acquisition from Nikola Corporation.
The components of lease expense were as follows within the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense:
Operating lease expense (1)	$79,505	$62,119	$55,307
Variable lease expense	2,187	1,948	1,770

Finance lease expense:
Amortization of leased assets	$6,803	$3,009	$5,252
Interest on lease liabilities	10,388	4,665	4,867
Total finance lease expense	$17,191	$7,674	$10,119
Total lease expense	$98,883	$71,741	$67,196
(1) Excluded short-term leases, which were not material.
Other information related to leases where the Company is the lessee was as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	5.2	6.2
Finance leases	9.9	1.6

Weighted-average discount rate:
Operating leases	11.50%	11.87%
Finance leases	7.33%	5.73%

Supplemental cash flow information related to leases where the Company is the lessee was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85,544	$59,131	$44,965
Operating cash flows from finance leases (interest payments)	$7,707	$5,261	$5,430
Financing cash flows from finance leases	$3,510	$3,166	$5,425
Leased assets obtained in exchange for new operating lease liabilities	$74,563	$23,111	$32,558
Leased assets obtained in exchange for new finance lease liabilities	$109,597	$1,062	$—

As of December 31, 2025, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$92,938	$94,939
2027	72,232	12,640
2028	65,900	10,758
2029	53,957	8,591
2030	42,336	8,752
Thereafter	63,833	179,665
Total minimum lease payments	391,196	315,345
Less: Interest	(101,591)	(126,564)
Present value of lease obligations	289,605	188,781
Less: Current portion	(64,171)	(84,222)
Long-term portion of lease obligations	$225,434	$104,559
As of December 31, 2025, the Company entered into additional leases for facilities that have not yet commenced with undiscounted future lease payments of $27.8 million. The leases are expected to commence in 2026.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2025 and 2024, the Company had $0.9 billion and $1.0 billion in commitments related to AMP-1 and AMP-2 plant and equipment, respectively. These commitments represent future expected payments on open purchase orders entered into as of December 31, 2025 and 2024.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. As of December 31, 2025, pursuant to the terms of agreements the Company entered into in connection with the supply of lithium-ion battery cells, the Company had remaining minimum purchase commitments of an aggregate of approximately $2.56 billion, calculated using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. The estimated future payments having a remaining term in excess of one year as of December 31, 2025 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2026	$301,397
2027	395,218
2028	477,543
2029	477,469
2030	484,040
Thereafter	491,007
Total	$2,626,674

Legal Matters
From time-to-time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.
On April 1, 2022, and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws in the United States District Court for the Northern District of California against the Company and certain officers of the Company relating to alleged statements, updated projections and guidance provided from late 2021 to early 2022. The two matters were consolidated as In re Lucid Group, Inc. Securities Litigation. The consolidated complaint named the Company and the Company’s former chief executive officer and former chief financial officer as defendants, and generally alleged that defendants purportedly made false or misleading statements regarding delivery and revenue projections and related matters between November 15, 2021, and August 3, 2022. Defendants filed a motion to dismiss on February 23, 2023. On August 8, 2024, the Court granted in part and denied in part the motion to dismiss. On September 20, 2024, Plaintiffs filed an amended consolidated complaint, which named the Company and its former chief executive officer as defendants. Defendants filed a motion to dismiss the Amended Consolidated Complaint, in part, on December 6, 2024. On May 22, 2025, the court issued a ruling granting in part and denying in part the defendants’ motion to dismiss. On July 10, 2025, the court issued a Case Management Scheduling Order. On July 25, 2025, Defendants filed an Answer to Plaintiffs’ Amended Compliant. The parties are currently engaged in discovery in this litigation.
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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $130.9 million and $72.6 million as of December 31, 2025 and 2024, respectively, for which no liabilities are recorded in the consolidated balance sheets.

NOTE 13 - INCOME TAXES
The components of loss before provision for (benefit from) income taxes for the years ended December 31, 2025, 2024, and 2023, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Loss subject to domestic income taxes	$(2,693,686)	$(2,699,739)	$(2,825,820)
Loss subject to foreign income taxes	(6,698)	(13,004)	(1,574)
Loss before provision for (benefit from) income taxes	$(2,700,384)	$(2,712,743)	$(2,827,394)
The Company recorded provision for (benefit from) income taxes in connection with its domestic, state, and foreign subsidiaries for the years ended December 31, 2025, 2024, and 2023, respectively, as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	328	—	24
Foreign	2,569	1,339	1,002
Total current tax expense	$2,897	$1,339	$1,026
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	(5,230)	(140)	—
Total deferred tax expense	$(5,230)	$(140)	$—
Total provision for (benefit from) income taxes	$(2,333)	$1,199	$1,026
The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 was as follows (in thousands, except percent data):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(567,080)	21.0%
State income taxes, net of federal income tax effect(1)	259	—
Foreign tax effects	(1,212)	—
Effect of cross-border tax laws	3,035	(0.1)
Tax credits	(45,625)	1.7
Changes in valuation allowances	717,016	(26.5)
Nontaxable or nondeductible items
Tax effects of stock-based compensation(2)	32,859	(1.2)
Derivative liability fair value adjustment	(130,926)	4.8
Other nontaxable or nondeductible items	(10,765)	0.4
Other	106	—
Effective tax rate	$(2,333)	0.1%
(1) State income taxes in Florida and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.
(2) U.S. stock-based compensation includes nondeductible costs, windfall and shortfall tax benefits, and executive compensation.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
Stock-based compensation	(1.6)	(1.5)
Change in fair value of warrant liability	1.5	0.6
Nondeductible expenses	0.6	(1.5)
Tax credits	1.2	0.7
Change in valuation allowance	(22.7)	(19.3)
Effective tax rate	—%	—%
The amount of provision for (benefit from) income taxes differs from the expected benefit due to the impact of the U.S. valuation allowance, as well as income taxes associated with foreign operations.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2025 and 2024, were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$2,890,054	$1,605,236
Tax credit carryforwards	310,041	192,810
Capitalization of research and development costs	33,154	443,311
Accruals and reserves	299,415	232,487
Inventory	401,809	461,127
Other	177,489	152,886
Total deferred tax assets	4,111,962	3,087,857
Valuation allowance	(3,877,614)	(2,904,865)
Total deferred tax assets, net of valuation allowance	234,348	182,992
Deferred tax liabilities:
Depreciation	(103,489)	(72,023)
Right-of-use assets	(105,616)	(70,890)
Tax accounting method change	(19,874)	(39,939)
Total deferred tax liabilities	(228,979)	(182,852)
Deferred tax assets (liabilities), net of valuation allowance	$5,369	$140
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
A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, as of December 31, 2025 and 2024, the Company provided a full valuation allowance against its U.S. and state deferred tax assets. The valuation allowance for deferred tax assets was $3,877.6 million and $2,904.9 million, as of December 31, 2025 and 2024, respectively. The valuation allowance on the Company’s net deferred taxes increased by $972.7 million and $767.0 million during the years ended December 31, 2025 and 2024, respectively.

The Company had federal, state, and foreign net operating loss carryforwards of $10,833.3 million, $7,797.6 million, and $44.3 million, respectively, as of December 31, 2025, which will begin to expire at various dates beginning in 2027. The Company also had federal and state tax research and development tax credit carryforwards of $205.4 million and $162.5 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in 2036, if not utilized. The state research and development tax credit carryforwards do not have an expiration date.
The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and certain credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and certain credits may be limited as prescribed under Internal Revenue Code Section 382, which provide for limitations on net operating losses carryforwards and certain built in losses following ownership changes, and Section 383, which provides for special limitations on certain excess credits, etc. (collectively, “IRC Section 382”). Utilization of the carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions, resulting in a reduction in the gross deferral tax assets before considering the valuation allowance. The Company has completed a formal Section 382 study of our equity transactions through December 31, 2020. The study determined that the Company experienced an “ownership change” in 2016, and the Company will not be able to utilize $12.0 million of our U.S. federal net operating loss and $3.0 million of U.S. federal research and development tax credit carryforwards.
On July 4, 2025, the OBBBA was signed into law, introducing significant changes to the U.S. federal income tax code. The OBBBA included provisions that allow for the immediate expensing of domestic research and development expenses and certain capital expenditures, as well as other changes related to the U.S. taxation of profits derived from foreign operations. The Company is electing to fully amortize its previously capitalized domestic research and development expenses in the current year. Due to the Company’s full valuation allowance on its U.S. deferred tax assets, the net tax impact of the legislation is immaterial.
Income Tax Payments
The Company paid income taxes (net of refunds received) of $4.5 million during the year ended December 31, 2025, which were primarily related to Netherlands and Kingdom of Saudi Arabia.
Uncertain Tax Positions
The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	December 31,
	2025	2024	2023
Unrecognized tax benefits—beginning of period	$38,523	$140,767	$105,234
Gross increases—prior-period tax positions	5,166	—	539
Gross decreases—prior-period tax positions	(21)	(111,065)	(581)
Gross increases—current-period tax positions	11,731	8,904	35,575
Gross decrease—current-period tax positions	—	—	—
Statute lapse	(25)	(83)	—
Unrecognized tax benefits—end of period	$55,374	$38,523	$140,767
As of December 31, 2025, 2024 and 2023, the total amount of unrecognized tax benefits was $55.4 million, $38.5 million, and $140.8 million, respectively, of which $0.9 million, $0.9 million, and $1.1 million, if recognized for respective periods, would favorably impact the Company's effective tax rate.
Related to the unrecognized tax benefits above, the interest expense and penalty expense recognized as part of provision for (benefit from) income taxes in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024, and 2023 were not material. As of December 31, 2025 and 2024, the Company recorded immaterial liability for interest expense and penalties, which was included within other long-term liabilities in the consolidated balance sheets.
The Company files U.S., state, and foreign income tax returns with varying statutes of limitations. The federal, state, and foreign returns statutes of limitations remains open for all years. There are currently no income tax audits underway by U.S., state, or foreign tax authorities.

NOTE 14 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(2,698,051)	$(2,713,942)	$(2,828,420)
Accretion of redeemable convertible preferred stock (related party)	(983,648)	(347,610)	—
Net loss attributable to common stockholders, basic	(3,681,699)	(3,061,552)	(2,828,420)
Interest expense on 2026 Notes	14,309	—	—
Gain on extinguishment of debt	(121,765)	—	—
Net loss attributable to common stockholders, diluted	$(3,789,155)	$(3,061,552)	$(2,828,420)

Weighted-average shares outstanding, basic	311,680,046	244,517,654	208,177,262
Dilutive effect of 2026 Notes, using if-converted method	1,720,090	—	—
Weighted-average shares outstanding, diluted	313,400,136	244,517,654	208,177,262

Net loss per share:
Basic	$(11.81)	$(12.52)	$(13.59)
Diluted	$(12.09)	$(12.52)	$(13.59)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	December 31,
Excluded Securities	2025	2024	2023
Private Placement Warrants to purchase common stock	4,435,000	4,435,000	4,435,000
Options outstanding to purchase common stock	2,030,874	2,689,410	3,291,114
RSUs outstanding	18,245,165	9,698,594	5,712,466
Employee stock purchase plan	5,580,286	2,542,538	1,411,193
If-converted common shares from 2026 Notes	372,950	3,673,819	3,673,819
If-converted common shares from 2030 Notes	36,666,630	—	—
If-converted common shares from 2031 Notes	46,846,313	—	—
If-converted common shares from Series A redeemable convertible preferred stock	32,526,595	29,756,739	—
If-converted common shares from Series B redeemable convertible preferred stock	19,358,849	17,710,314	—
Total	166,062,662	70,506,414	18,523,592
The Capped Call Transactions were also excluded from the computation of diluted net loss per share as they would be anti-dilutive. The 1,738,417, 697,953, and 688,091 shares of common stock equivalents subject to RSUs were excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market or corporate and individual performance conditions have not been satisfied as of December 31, 2025, 2024, and 2023, respectively.
NOTE 15 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material for the years ended December 31, 2025 and 2024, and nil for the year ended December 31, 2023.

NOTE 16 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of the PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in 2047. The right-of-use asset related to this lease was $4.0 million and $4.2 million as of December 31, 2025 and 2024, respectively. The lease liability was $6.5 million and $6.1 million as of December 31, 2025 and 2024, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the consolidated balance sheets, respectively. The lease expense recorded for the years ended December 31, 2025, 2024, and 2023 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of the PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in 2029. The right-of-use asset related to this lease was $1.7 million and $2.0 million as of December 31, 2025 and 2024, respectively. The lease liability was $2.4 million as of December 31, 2025 and 2024, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and primarily in other long-term liabilities in the consolidated balance sheets, respectively. The lease expense recorded for the years ended December 31, 2025, 2024, and 2023 was immaterial.
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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash, of which $62.5 million was recorded as deferred liability within other long-term liabilities and $35.0 million was recorded as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, the Company recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. During the year ended December 31, 2025, there were no further deductions to the carrying value of the related assets in the consolidated balance sheet. There were no unfulfilled conditions and contingencies attached to the payments received.
GIB Facility Agreement
In April 2022, Lucid LLC entered into the GIB Facility Agreement with GIB. GIB is a related party of the PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million).
In March 2023, Lucid LLC entered into the 2023 Amended GIB Facility Agreement to combine the two committed revolving credit facilities into a committed SAR 1.0 billion (approximately $266.1 million) 2023 GIB Credit Facility which may be used for general corporate purposes.
In February 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.6 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes. See Note 6 “Debt” for more information.

Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of the PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred to date under these agreements were SAR 2,147.8 million (approximately $572.7 million) and SAR 865.2 million (approximately $230.3 million) as of December 31, 2025 and 2024, respectively. Amounts due to Al Bawani under these agreements was SAR 306.0 million (approximately $81.6 million) as of December 31, 2025 and was recorded within other current liabilities in the consolidated balance sheet. Net advance payments made to Al Bawani under these agreements was SAR 129.6 million (approximately $34.5 million) as of December 31, 2024, and was recorded within other current assets in the consolidated balance sheet.
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
Common stock acquired by Ayar under the 2023 Subscription Agreement, 2024 Subscription Agreement, the Redeemable Convertible Preferred Stock acquired by Ayar under the Series A Subscription Agreement and the Series B Subscription Agreement, and the common stock issuable upon conversion thereof are subject to the Investor Rights Agreement, which governs the registration for resale of such common stock and the Redeemable Convertible Preferred Stock.
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
The Company received payments of SAR 10.9 million (approximately $2.9 million), SAR 10.9 million (approximately $2.9 million), and SAR 8.8 million (approximately $2.3 million) in cash during the years ended December 31, 2025, 2024, and 2023, respectively. The deferred liability was nil as of December 31, 2025 and 2024, and the Company recorded the remaining deferred liability balance as a deduction to operating expenses in the consolidated statement of operations and comprehensive loss. The deduction recorded to operating expenses in the consolidated statement of operations and comprehensive loss was not material for the years ended December 31, 2025, 2024, and 2023.

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
The Company recognized net vehicle sales amount of SAR 540.2 million (approximately $144.0 million), SAR 654.6 million (approximately $174.2 million), and SAR 163.9 million (approximately $43.7 million) during the years ended December 31, 2025, 2024, and 2023, respectively. The deferred revenue from the vehicle sales was primarily related to OTA and was recorded within other current liabilities and other long-term liabilities in the consolidated balance sheets. As of December 31, 2025 and 2024, the deferred revenue balance was not material. The Company recorded amounts due from the Purchaser of SAR 452.1 million (approximately $120.5 million) and SAR 217.6 million (approximately $57.9 million) in accounts receivable, net in the consolidated balance sheets as of December 31, 2025 and 2024, respectively. See “Vehicle Sales without Residual Value Guarantee” section under Note 2 “Summary of Significant Accounting Policies” for the revenue recognition policies.
Implementation Agreement with Aston Martin
In June 2023, the Company entered into the Implementation Agreement with Aston Martin, a related party of the PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, in connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin and the first cash installment of $33.0 million. These shares were initially measured at a fair value of $73.2 million. As of December 31, 2025 and 2024, the Company remeasured the shares and recorded fair values of $24.3 million and $37.8 million within long-term investments in the consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $5.8 million from inception through December 31, 2025. As of December 31, 2025, the Company recorded accounts receivable of $2.8 million. There were immaterial accounts receivable as of December 31, 2024. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of December 31, 2025 and 2024, the Company recorded $114.8 million and $112.7 million as deferred revenue primarily within other long-term liabilities in the consolidated balance sheets, respectively.
DDTL Credit Facility
In August 2024, the Company entered into a $750.0 million five year DDTL Credit Facility with Ayar, which may be used for working capital and general corporate purposes. In November 2025, the Company increased the aggregate principal amount of the DDTL Credit Facility from $750.0 million to $1.98 billion. See Note 6 “Debt” for more information.
Time Deposit
The Company purchases time deposits with GIB from time-to-time. GIB is a related party of the PIF, which is an affiliate of Ayar. As of December 31, 2025 and 2024, the Company recorded time deposit balance of $50.0 million and $15.0 million within short-term investments, and nil and $20.0 million within long-term investments in the consolidated balance sheets, respectively. See Note 5 “Fair Value Measurements and Financial Instruments” for more information.
Ayar Prepaid Forward Transactions
In connection with the pricing of the 2030 Notes, Ayar entered into a privately negotiated prepaid forward transaction with the Forward Counterparty, pursuant to which Ayar will purchase approximately $430.0 million of the Company’s common stock with delivery expected to occur on or about the maturity date for the 2030 Notes, subject to the ability of the Forward Counterparty to elect to settle all or a portion of the prepaid forward transaction early. The periodic fee incurred associated with the prepaid forward transaction was not material for the year ended December 31, 2025. See Note 6 “Debt” for more information.

In connection with the pricing of the 2031 Notes, Ayar entered into a privately negotiated prepaid forward transaction with the Forward Counterparty, pursuant to which Ayar will purchase approximately $636.7 million of the Company’s common stock with delivery expected to occur on or about the maturity date for the 2031 Notes, subject to the ability of the Forward Counterparty to elect to settle all or a portion of the prepaid forward transaction early. The periodic fee incurred associated with the prepaid forward transaction was not material for the year ended December 31, 2025. See Note 6 “Debt” for more information.
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
The disaggregation of the Company’s revenue by geographic area based on the sales location where the sales originated was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
North America(1)	$1,166,729	$598,022	$521,991
Middle East(2)	163,556	194,052	58,993
Other international	23,505	15,758	14,287
Total revenue	$1,353,790	$807,832	$595,271
(1) United States revenue was $1,142.4 million, $587.3 million, and $511.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2) Kingdom of Saudi Arabia revenue was $161.8 million and $191.1 million for the years ended December 31, 2025 and 2024. Middle East represented revenue from Kingdom of Saudi Arabia for the year ended December 31, 2023.
The following table included information about reported segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,353,790	$807,832	$595,271
Less:
Cost of revenue - excluding LCNRV and provision for warranty	(1,723,522)	(993,154)	(935,118)
Cost of revenue - LCNRV	(815,666)	(617,446)	(926,898)
Cost of revenue - provision for warranty	(70,988)	(120,343)	(74,050)
Research and development expenses	(1,211,397)	(1,176,453)	(937,012)
Selling, general, and administrative expenses	(1,033,970)	(900,952)	(797,235)
Restructuring charges	—	(20,304)	(24,546)
Change in fair value of common stock warrant liability	19,514	34,150	86,926
Change in fair value of equity securities	(15,785)	(43,057)	5,999
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	623,225	155,350	—
Gain on extinguishment of debt	121,765	—	—
Interest income	156,443	213,026	204,274
Interest expense	(95,101)	(32,923)	(24,915)
Other expense, net	(8,692)	(18,469)	(90)
Benefit from (provision for) income taxes	2,333	(1,199)	(1,026)
Segment net loss	(2,698,051)	(2,713,942)	(2,828,420)
Consolidated net loss	$(2,698,051)	$(2,713,942)	$(2,828,420)

Depreciation and amortization expenses were $451.2 million, $295.3 million, and $233.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The long-lived assets by geographic area were as follows (in thousands):

	December 31, 2025	December 31, 2024
United States	$3,487,142	$3,314,720
Foreign(1)	732,964	159,778
Total long-lived assets	$4,220,106	$3,474,498
(1) Kingdom of Saudi Arabia long-lived assets balance was $658.6 million as of December 31, 2025. No individual foreign country had more than 10% of the total long-lived assets balance as of December 31, 2024.
NOTE 18 – SUBSEQUENT EVENT
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2025, the Company evaluated subsequent event and concluded there were no subsequent event that required recognition in the consolidated financial statements.
On February 20, 2026, the Company announced a reduction of its current U.S. workforce that intended to align with its long-term operating goals as it focuses on the start of production of its Midsize platform, expansion into the robotaxi market and development of ADAS technologies, as well as the sale and distribution of its current models in existing and new geographies. The Company expects to substantially complete the Plan by the end of the second quarter of 2026, subject to local law and consultation requirements. As a result of the Plan, the Company expects to incur total restructuring charges of approximately $40 million to $42 million, primarily related to severance payments, employee benefits, and employee transition.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Certain information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of stockholders, and is incorporated herein by reference.
The Company is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Under this policy, directors, officers and other employees and contractors of the Company and its subsidiaries and other persons who may have access to material nonpublic information are prohibited from engaging in certain transactions relating to Company securities. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached as Exhibit 19.1 to our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
Item 11. Executive Compensation.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this Annual Report are listed in Item 8 of this Annual Report.
(a)(2)	No financial statement schedules are required to be filed as part of this Annual Report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Annual Report or is not required to be filed as the information is not applicable.
(a)(3)	The exhibits listed on the Exhibit Index to this Annual Report are incorporated herein by reference.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Air Merger Sub, Inc., and Atieva, Inc.	8-K	001-39408	July 26, 2021	2.1

3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-39408	April 25, 2023	3.1

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, dated August 29, 2025	8-K	001-39408	September 2, 2025	3.1

3.3	Second Amended and Restated Bylaws	8-K	001-39408	March 3, 2023	3.2

4.1	Specimen Class A Common Stock Certificate of Lucid Group, Inc.	8-K	001-39408	July 26, 2021	4.1

4.2	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herewith)	8-K	001-39408	August 4, 2020	4.1

4.3	Warrant Agreement, dated July 29, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp IV	8-K	001-39408	August 4, 2020	4.1

4.4	Indenture, dated as of December 14, 2021, between Lucid Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-39408	December 14, 2021	4.1

4.5	Indenture, dated as of April 8, 2025, between Lucid Group, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39408	April 8, 2025	4.1

4.6	Indenture, dated as of November 17, 2025, between Lucid Group, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39408	November 17, 2025	4.1

4.7	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.5 herewith)	8-K	001-39408	December 14, 2021	4.1

4.8	Certificate of Designations of Series A Convertible Preferred Stock of Lucid Group, Inc.	8-K	001-39408	March 29, 2024	3.1

4.9	Certificate of Designations of Series B Convertible Preferred Stock of Lucid Group, Inc.	8-K	001-39408	August 19, 2024	3.1

4.10	Description of Registrant’s Securities					X

10.1^	Form of Indemnification Agreement	S-4/A	333-254543	May 14, 2021	10.22

10.2^	Lucid Group, Inc. 2021. Performance Bonus Plan	8-K	001-39408	July 26, 2021	10.25

10.3^	Lucid Group, Inc. 2021 Executive Severance Benefit Plan and Summary Plan Description	8-K	001-39408	July 26, 2021	10.26

10.4^	Form of Participation Agreement under the Lucid Group, Inc. 2021 Executive Severance Benefit Plan	8-K	001-39408	July 26, 2021	10.27

10.5^	Lucid Group, Inc. Amended and Restated 2021 Stock Incentive Plan (including the Lucid Group, Inc. 2021 Employee Stock Purchase Plan, attached thereto)	S-8	333-279973	June 5, 2024	99.1

10.6^	Form of Stock Option Agreement under the Second Amended and Restated 2021 Stock Incentive Plan	10-Q	001-39408	November 7, 2023	10.2

10.7^	Form of PSU Agreement under the Second Amended and Restated 2021 Stock Incentive Plan	10-Q	001-39408	November 7, 2023	10.3

10.8^	Form of RSU Agreement under the Second Amended and Restated 2021 Stock Incentive Plan	10-Q	001-39408	November 7, 2023	10.4

10.9	Investor Rights Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Ayar Third Investment Company, Churchill Sponsor IV LLC and the other parties named therein	8-K	001-39408	February 23, 2021	10.1

10.10	Amendment No. 1 to the Investor Rights Agreement, dated November 8, 2022, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	November 8, 2022	10.2

10.11	Amendment No. 2 to the Investor Rights Agreement, dated May 31, 2023, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	June 5, 2023	10.2

10.12	Amendment No. 3 to the Investor Rights Agreement, dated March 29, 2024, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	March 29, 2024	10.1

10.13	Amendment No. 4 to the Investor Rights Agreement, dated August 16, 2024, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	August 19, 2024	10.1

10.14	Amendment No. 5 to the Investor Rights Agreement, dated October 16, 2024, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	10-K	001-39408	February 25, 2025	10.14

10.15	Amendment No. 6 to the Investor Rights Agreement, dated November 11, 2025, between Lucid Group, Inc. and Ayar Third Investment Company.	8-K	001-39408	November 17, 2025	10.1

10.16	Form of Subscription Agreement	8-K	001-39408	February 23, 2021	10.2

10.17	Amended and Restated Sponsor Agreement, dated as of February 22, 2021, by and among Churchill Capital Corp IV, Churchill Sponsor IV LLC, and Michael Klein, Lee Jay Taragin, Glenn R. August, William J. Bynum, Bonnie Jonas, Mark Klein, Malcom S. McDermid and Karen G. Mills	8-K	001-39408	February 23, 2021	10.3

10.18	Promissory Note, dated as of February 22, 2021, by and between Churchill Capital Corp IV and Churchill Sponsor IV LLC	8-K	001-39408	February 23, 2021	10.4

10.19^	Form of Option Agreement under the Lucid Group, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.6

10.20^	Form of RSU Agreement under the Lucid Group, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.7

10.23^	Atieva, Inc. 2014 Share Plan, as amended January 11, 2021	S-4	333-254543	March 22, 2021	10.10

10.24^	Form of Amended and Restated Notice of Share Option Grant under the Atieva, Inc. 2014 Share Plan	S-4	333-254543	March 22, 2021	10.11

10.25^	Atieva, Inc. 2021 Stock Incentive Plan, as amended February 22, 2021	S-4	333-254543	March 22, 2021	10.12

10.26^	Form of Stock Option Agreement under the Atieva, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.13

10.27^	Form of RSU Agreement under the Atieva, Inc. 2021 Stock Incentive Plan	S-4	333-254543	March 22, 2021	10.14

10.28^	Form of RSU Agreement under the Atieva, Inc. 2021 Stock Incentive Plan (for Rule 144 Affiliates)	S-4	333-254543	March 22, 2021	10.15

10.29^	Atieva USA, Inc. Severance Benefit Plan	S-4	333-254543	March 22, 2021	10.16

10.30^	Notice of Restricted Stock Unit Grant, dated March 27, 2021	S-4/A	333-254543	May 14, 2021	10.24

10.31^	Offer of Employment to Gagan Dhingra, dated October 29, 2021	10-K	001-39408	February 28, 2022	10.27

10.32^	Offer of Promotion to Gagan Dhingra, dated January 27, 2025	10-K	001-39408	February 25, 2025	10.36

10.33^	Offer of Employment to Marc Winterhoff, dated November 7, 2023	10-K	001-39408	February 27, 2024	10.31

10.34^	Offer of Promotion to Marc Winterhoff, dated February 21, 2025	10-Q	001-39408	May 6, 2025	10.3

10.35^	Offer of Employment to Taoufiq Boussaid, dated November 15, 2024	10-K	001-39408	February 25, 2025	10.35

10.36^	Amendment to Offer of Employment to Taoufiq Boussaid, dated January 20, 2026	8-K	001-39408	January 23, 2026	10.1

10.37^	Transition Agreement between Lucid Group, Inc. and Peter Rawlinson, dated February 21, 2025	10-Q	001-39408	May 6, 2025	10.2

10.38#	Loan Agreement, dated as of February 27, 2022, between Lucid LLC and Saudi Industrial Development Fund (English version only)	10-Q	001-39408	May 5, 2022	10.1

10.39#	Side Letter to Loan Agreement, dated as of February 27, 2022, between Lucid LLC and Saudi Industrial Development Fund (English version only)	10-Q	001-39408	May 5, 2022	10.2

10.40	Letter of Undertaking, dated as of April 20, 2022, between Lucid LLC and Ministry of Finance of the Kingdom of Saudi Arabia (English version only)	10-Q	001-39408	May 5, 2022	10.3

10.41	Credit Agreement, dated as of June 9, 2022, by and among Lucid Group, Inc., as the Borrower Representative, the other Borrowers party thereto from time to time, the Lenders and Issuing Banks from time to time party thereto and Bank of America, N.A., as Administrative Agent	8-K	001-39408	June 15, 2022	10.1

10.42	Amendment No. 1 to Credit Agreement, dated as of June 7, 2024, between Lucid Group, Inc., as the Borrower Representative, and Bank of America, N.A., as Administrative Agent	10-Q	001-39408	August 5, 2024	10.2

10.43	Credit Agreement, dated as of August 4, 2024, between Lucid Group, Inc. and Ayar Third Investment Company, as the sole lender and Administrative Agent	8-K	001-39408	August 5, 2024	10.2

10.44	Amendment No. 1 to Credit Agreement, dated November 4, 2025, among Lucid Group, Inc., and Ayar Third Investment Company, as the sole lender and administrative agent	8-K	001-39408	November 5, 2025	10.1

10.45	Facilities Letter, entered into as of April 29, 2022, between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)	10-Q	001-39408	August 3, 2022	10.2

10.46	Amendment to the Credit Facility Agreement, entered into on February 24, 2025 between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)	10-Q	001-39408	May 6, 2025	10.1

10.47	Amendment to the Credit Facility Agreement, entered into on March 12, 2023 between Lucid LLC and Gulf International Bank Saudi Arabia (English version only)	10-Q	001-39408	May 8, 2023	10.1

10.48	Lease and Option to Purchase between Pinal County, as landlord, and Lucid USA, Inc., as tenant, dated August 10, 2022	10-Q	001-39408	November 8, 2022	10.1

10.49	Subscription Agreement, dated March 24, 2024, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	March 25, 2024	10.1

10.50#	Subscription Agreement, dated August 4, 2024, between Lucid Group, Inc. and Ayar Third Investment Company	8-K	001-39408	August 5, 2024	10.1

10.51#	Implementation Agreement, dated June 26, 2023, by and among Lucid Group, Inc., Atieva, Inc., Lucid Group Technologies, LLC, Aston Martin Lagonda Global Holdings plc and Aston Martin Lagonda Limited	10-Q	001-39408	August 7, 2023	10.4

10.52	Electric Vehicle Purchase Agreement, dated August 7, 2023, between the Government of the Kingdom of Saudi Arabia (as Represented by the Ministry of Finance) and Lucid LLC.	10-Q	001-39408	November 7, 2023	10.1

10.53#	Interim Supply Agreement, dated June 26, 2023, by and among Lucid Group Technologies, LLC, Atieva, Inc., and Aston Martin Lagonda Limited.	10-K	001-39408	February 27, 2024	10.49

10.54	Form of Capped Call Confirmation.	8-K	001-39408	April 8, 2025	10.1

10.55#*	Vehicle Production Agreement, dated July 16, 2025, by and between Lucid Group, Inc. and Uber Technologies, Inc.	8-K	001-39408	July 17, 2025	10.1

10.56	Subscription Agreement, dated July 16, 2025, by and between Lucid Group, Inc. and SMB Holding Corporation.	8-K	001-39408	July 17, 2025	10.2

10.57	First Amendment to Subscription Agreement, dated September 2, 2025, by and between Lucid Group, Inc. and SMB Holding Corporation	10-Q	001-39408	November 5, 2025	10.3

19.1	Lucid Group, Inc. Insider Trading Policy	10-K	001-39408	February 25, 2025	19.1

21.1	List of Significant Subsidiaries of Lucid Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Lucid Group, Inc. Compensation Recoupment Policy	10-K	001-39408	February 27, 2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
^    Indicates management contract or compensatory plan
#    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
*    Schedules have been redacted in accordance with Item 601(a)(5) of Regulation S-K.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: February 24, 2026	By:	/s/ Taoufiq Boussaid
Taoufiq Boussaid
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 24, 2026	By:	/s/ Marc Winterhoff
Marc Winterhoff
Interim Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2026	By:	/s/ Taoufiq Boussaid
Taoufiq Boussaid
Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2026	By:	/s/ Gagan Dhingra
Gagan Dhingra
Principal Accounting Officer

Date: February 24, 2026	By:	/s/ Turqi Alnowaiser
Turqi Alnowaiser
Director

Date: February 24, 2026	By:	/s/ Douglas Grimm
Douglas Grimm
Director

Date: February 24, 2026	By:	/s/ Lisa M. Lambert
Lisa M. Lambert
Director

Date: February 24, 2026	By:	/s/ Andrew Liveris
Andrew Liveris
Director

Date: February 24, 2026	By:	/s/ Nichelle Maynard-Elliott
Nichelle Maynard-Elliott
Director

Date: February 24, 2026	By:	/s/ Chabi Nouri
Chabi Nouri
Director

Date: February 24, 2026	By:	/s/ Ori Winitzer
Ori Winitzer
Director

Date: February 24, 2026	By:	/s/ Janet S. Wong
Janet S. Wong
Director