Form 10-Q
period 2026-03-31
Lucid Group, Inc.
filed 2026-05-05
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Number of shares of the registrant’s common stock outstanding on April 29, 2026: 390,256,808

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3
	Frequently Used Terms	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	6
	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (Unaudited)	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	61

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 5.	Other Information	113
Item 6.	Exhibits	113

SIGNATURES		115

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “scheduled,” “aiming,” “targeting” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, production volumes, strategies, management, and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to battery and powertrain systems, software, and strategic partnerships, technology features and capabilities, manufacturing capabilities and facilities, logistics and supply chain, studio openings, sales channels and strategies, future vehicle programs, expansion and the potential success of our distribution strategy, our financial and operating outlook, future market launches and international expansion, including our manufacturing facility in Saudi Arabia and related timing and value to us, our needs for additional financing, and the promise of Lucid’s technology. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:

•changes in domestic and foreign business, economic, market, financial, political, regulatory and legal conditions, including changes of policies, imposition or proposed imposition of tariffs, export controls, threat of a trade war, the risk of a global economic recession or other downturn, bank closures and liquidity concerns at financial institutions, and global or regional conflicts or other geopolitical events, including the military operations in the Gulf region and the Middle East, and the potential escalation and broadening of the conflict in Iran;
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
•changes in fuel and energy prices;
•our ability to rapidly innovate;
•our ability to enter into or maintain partnerships with original equipment manufacturers, vendors and technology providers, including our ability to realize the anticipated benefits of our partnerships with Aston Martin, Uber Technologies, Inc. (“Uber”), Nuro, Inc. (“Nuro”), and NVIDIA Corporation;
•our ability to effectively manage our growth and recruit and retain key employees, including our executive team;
•the ongoing need to attract, retain, and motivate key employees, including engineering and management employees, as we have undertaken multiple significant management changes in the past;
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

“Certificate of Designations” refers to Series A Certificate of Designations, Series B Certificate of Designations, and Series C Certificate of Designations, together;

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

“Redeemable Convertible Preferred Stock” are to the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock, together;

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

“Series C Certificate of Designations” refers to the Certificate of Designations of Series C Redeemable Convertible Preferred Stock;

“Series C Redeemable Convertible Preferred Stock” are to the Series C Convertible Preferred Stock of Lucid Group, Inc., par value $0.0001 per share;

“Series C Subscription Agreement” refers to the subscription agreement entered into on April 14, 2026, by the Company and Ayar to purchase from the Company 55,000 shares of its Series C Convertible Preferred Stock;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$700,356	$997,827
Short-term investments (including nil and $50,000 associated with a related party as of March 31, 2026 and December 31, 2025, respectively)	—	631,093
Accounts receivable, net (including $95,278 and $120,540 from a related party as of March 31, 2026 and December 31, 2025, respectively)	131,244	177,162
Inventory	1,468,853	1,109,529
Prepaid expenses	63,880	59,606
Other current assets	392,336	324,434
Total current assets	2,756,669	3,299,651
Property, plant and equipment, net	4,028,772	3,978,132
Right-of-use assets	258,414	241,974
Long-term investments (including $13,615 and $24,259 associated with a related party as of March 31, 2026 and December 31, 2025, respectively)	13,615	512,241
Other noncurrent assets	425,698	354,983
TOTAL ASSETS	$7,483,168	$8,386,981

LIABILITIES
Current liabilities:
Accounts payable (including $20,127 and nil associated with a related party as of March 31, 2026 and December 31, 2025, respectively)	$484,853	$487,521
Finance lease liabilities, current portion	5,029	84,222
Current portion of debt ($503,530 and $467,963 associated with related party as of March 31, 2026 and December 31, 2025, respectively)	707,449	671,746
Other current liabilities (including $69,859 and $81,580 associated with related parties as of March 31, 2026 and December 31, 2025, respectively)	1,496,972	1,392,641
Total current liabilities	2,694,303	2,636,130
Finance lease liabilities, net of current portion	103,833	104,559
Debt, net of current portion	2,047,844	2,046,576
Other long-term liabilities (including $123,350 and $123,198 associated with related parties as of March 31, 2026 and December 31, 2025, respectively)	590,277	582,739
Derivative liabilities associated with redeemable convertible preferred stock (related party)	8,825	16,200
Total liabilities	5,445,082	5,386,204
Commitments and contingencies (Note 11)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025, Series A redeemable convertible preferred stock, par value $0.0001; 100,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025; liquidation preference of $1,408,003 and $1,350,441 as of March 31, 2026 and December 31, 2025, respectively (related party)	1,402,103	1,339,641
Preferred stock 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025, Series B redeemable convertible preferred stock, par value $0.0001; 75,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025; liquidation preference of $990,274 and $949,249 as of March 31, 2026 and December 31, 2025, respectively (related party)	987,349	943,849
Total redeemable convertible preferred stock	2,389,452	2,283,490

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.0001; 1,500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 330,230,365 and 327,451,844 shares issued and 330,144,583 and 327,366,062 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	33	33
Additional paid-in capital	16,304,893	16,337,023
Treasury stock, at cost, 85,782 shares at March 31, 2026 and December 31, 2025	(20,716)	(20,716)
Accumulated other comprehensive income	3,513	11,692
Accumulated deficit	(16,639,089)	(15,610,745)
Total stockholders’ equity (deficit)	(351,366)	717,287
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,483,168	$8,386,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue (including $38,370 and $5,096 from a related party for the three months ended March 31, 2026 and 2025, respectively)	$282,465	$235,048

Costs and expenses
Cost of revenue	594,170	463,560
Research and development	335,670	251,246
Selling, general and administrative	304,176	212,175
Workforce reduction charges	37,934	—
Total cost and expenses	1,271,950	926,981

Loss from operations	(989,485)	(691,933)

Other income (expense), net
Change in fair value of common stock warrant liability	—	12,861
Change in fair value of equity securities of a related party	(10,221)	(13,453)
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	7,375	281,700
Interest income	13,104	52,209
Interest expense (including $11,309 and $3,700 to a related party for the three months ended March 31, 2026 and 2025, respectively)	(41,073)	(11,883)
Other income (expense), net	(7,867)	2,965
Total other income (expense), net	(38,682)	324,399
Loss before provision for (benefit from) income taxes	(1,028,167)	(367,534)
Provision for (benefit from) income taxes	177	(1,363)
Net loss	(1,028,344)	(366,171)
Accretion of redeemable convertible preferred stock (related party)	(105,962)	(364,925)
Net loss attributable to common stockholders, basic and diluted	$(1,134,306)	$(731,096)

Weighted-average shares outstanding attributable to common stockholders, basic and diluted(1)	328,285,861	303,631,731

Net loss per share attributable to common stockholders, basic and diluted(1)	$(3.46)	$(2.41)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$(1,385)	$3,552
Reclassification adjustment for realized gains on investments included in net loss	(5,702)	—
Foreign currency translation adjustments	(1,092)	3,897
Total other comprehensive income (loss)	(8,179)	7,449
Comprehensive loss	(1,036,523)	(358,722)
Accretion of redeemable convertible preferred stock (related party)	(105,962)	(364,925)
Comprehensive loss attributable to common stockholders	$(1,142,485)	$(723,647)
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

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three Months Ended March 31, 2026	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	175,000	$2,283,490	327,366,062	$33	$16,337,023	$(20,716)	$11,692	$(15,610,745)	$717,287
Net loss	—	—	—	—	—	—	—	(1,028,344)	(1,028,344)
Other comprehensive loss	—	—	—	—	—	—	(8,179)	—	(8,179)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(1,105)	—	—	—	(1,105)
Issuance of common stock upon vesting of employee RSUs	—	—	2,469,949	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	308,572	—	2,768	—	—	—	2,768
Accretion of redeemable convertible preferred stock (related party)	—	105,962	—	—	(105,962)	—	—	—	(105,962)
Stock-based compensation	—	—	—	—	72,169	—	—	—	72,169
Balance as of March 31, 2026	175,000	$2,389,452	330,144,583	$33	$16,304,893	$(20,716)	$3,513	$(16,639,089)	$(351,366)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2025	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	175,000	$1,299,842	303,136,190	$30	$16,808,291	$(20,716)	$(2,099)	$(12,912,694)	$3,872,812
Net loss	—	—	—	—	—	—		(366,171)	(366,171)
Other comprehensive income	—	—	—	—	—	—	7,449		7,449
Tax withholding payments for net settlement of employee awards	—	—	—	—	(3,277)	—	—	—	(3,277)
Issuance of common stock upon vesting of employee RSUs	—	—	1,709,070	2	(2)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	34,813	—	413	—	—	—	413
Accretion of redeemable convertible preferred stock (related party)	—	364,925	—	—	(364,925)	—	—	—	(364,925)
Stock-based compensation	—	—	—	—	37,374	—	—	—	37,374
Balance as of March 31, 2025	175,000	$1,664,767	304,880,073	$32	$16,477,874	$(20,716)	$5,350	$(13,278,865)	$3,183,675
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

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,028,344)	$(366,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,412	97,959
Amortization of insurance premium	9,296	8,914
Non-cash operating lease cost	15,162	8,551
Stock-based compensation	61,030	27,515
Inventory and firm purchase commitments write-downs	228,317	147,918
Change in fair value of common stock warrant liability	—	(12,861)
Change in fair value of equity securities of a related party	10,221	13,453
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	(7,375)	(281,700)
Net accretion of investment discounts/premiums	(941)	(13,480)
Other non-cash items	(2,805)	2,718
Changes in operating assets and liabilities:
Accounts receivable (including $25,262 and $4,116 from a related party for the three months ended March 31, 2026 and 2025, respectively)	44,835	21,781
Inventory	(576,397)	(206,470)
Prepaid expenses	(12,099)	(7,423)
Other assets	(127,445)	(612)
Accounts payable	(11,112)	(377)
Other liabilities	95,586	131,672
Net cash used in operating activities	(1,185,659)	(428,613)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(47,134) and $(41,993) from a related party for the three months ended March 31, 2026 and 2025, respectively)	(253,167)	(161,241)
Proceeds from maturities of investments (including $50,000 and nil from a related party for the three months ended March 31, 2026 and 2025, respectively)	177,228	1,062,291
Proceeds from sale of investments	951,125	—
Purchases of investments (including nil and $(30,000) from a related party for the three months ended March 31, 2026 and 2025, respectively)	—	(287,029)
Net cash provided by investing activities	875,186	614,021
Cash flows from financing activities:
Proceeds from borrowings from a related party	35,994	66,656
Proceeds from exercise of stock options	2,768	413
Tax withholding payments for net settlement of employee awards	(1,105)	(3,277)
Payment for finance lease liabilities	(1,212)	(554)
Payment for credit facility issuance costs to a related party	—	(507)
Payments of transaction costs for the issuance of 2031 Notes	(1,165)	—
Net cash provided by financing activities	35,280	62,731
Net increase (decrease) in cash, cash equivalents, and restricted cash	(275,193)	248,139
Beginning cash, cash equivalents, and restricted cash	1,040,913	1,607,052
Ending cash, cash equivalents, and restricted cash	$765,720	$1,855,191

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$6,589	$4,321
Cash paid for taxes	$910	$—

Supplemental disclosure of non-cash investing and financing activity:
Decreases in purchases of property, plant and equipment included in accounts payable and other current liabilities	$(6,282)	$(32,911)
Property, plant and equipment and right-of-use assets obtained through leases	$32,370	$27,813
Decrease in property, plant, and equipment related to finance lease asset remeasurements	$(79,262)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2026
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
From inception through March 31, 2026, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2026 and 2025, the Company has incurred net losses of $1,028.3 million and $366.2 million, respectively. The Company had an accumulated deficit of $16.6 billion as of March 31, 2026.
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
In 2022, the Company entered into a loan agreement with the Saudi Industrial Development Fund (“SIDF”) with an aggregate principal amount of up to approximately $1.4 billion, a five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with an initial aggregate principal commitment amount of up to $1.0 billion, and revolving credit facilities with Gulf International Bank (“GIB”) in an aggregate principal amount of approximately $266.1 million (as amended to increase the aggregate principal to $506.2 million in February 2025, the “2025 GIB Credit Facility”). See Note 6 “Debt” for more information.
In March 2024, the Company entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”). Pursuant to the Series A Subscription Agreement, Ayar agreed to purchase from the Company 100,000 shares of its Series A convertible preferred stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million. In August 2024, the Company entered into a subscription agreement (the “Series B Subscription Agreement”) with Ayar. Pursuant to the Series B Subscription Agreement, Ayar agreed to purchase from the Company 75,000 shares of its Series B convertible preferred stock, par value $0.0001 per share (the “Series B Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, the Company issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million. See Note 7 “Redeemable Convertible Preferred Stock” and Note 15 “Related Party Transactions” for more information. In April 2026, the Company entered into a subscription agreement (the “Series C Subscription Agreement”) with Ayar. Pursuant to the Series C Subscription Agreement, the Company issued to Ayar 55,000 shares of its Series C convertible preferred stock, par value $0.0001 per share (the “Series C Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $550.0 million in a private placement. See Note 17 “Subsequent Events” for more information.

The Series A Redeemable Convertible Preferred Stock, the Series B Redeemable Convertible Preferred Stock, and the Series C Redeemable Convertible Preferred Stock (collectively, the “Redeemable Convertible Preferred Stock”) are convertible at the option of the holder (i) at any time the closing price per share of the common stock on the trading date immediately preceding the date on which the holder delivers the relevant notice of conversion is at least a certain price threshold as noted in the certificate of designations of Series A Redeemable Convertible Preferred Stock (the “Series A Certificate of Designations”), in the certificate of designations of the Series B Redeemable Convertible Preferred Stock (the “Series B Certificate of Designations”), and in the certificate of designations of the Series C Redeemable Convertible Preferred Stock (the “Series C Certificate of Designations”) of the Company or (ii) during specified periods preceding a fundamental change or optional redemption by the Company under the terms of the Redeemable Convertible Preferred Stock. See Note 7 “Redeemable Convertible Preferred Stock” for more information.
In August 2024, the Company entered into a $750.0 million five-year unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) with Ayar. In November 2025, the Company and Ayar agreed to increase the aggregate principal amount from $750.0 million to $1.98 billion. See Note 6 “Debt” and Note 15 “Related Party Transactions” for more information. In April 2026, the Company borrowed $500.0 million under the DDTL Credit Facility. In April 2026, the Company also entered into an Amendment No.2 to Credit Agreement (the “DDTL Amendment”), pursuant to which the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $500.0 million, such that, after giving effect to such increase, the aggregate sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $2.5 billion. See Note 17 “Subsequent Events” for more information.
In October 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase from the Company shares of common stock in a public offering. The Company also granted the Underwriter a 30-day option to purchase additional shares of its common stock (the “Overallotment Option”), which the Underwriter exercised to purchase additional shares. In October 2024, the Company also entered into a subscription agreement (the “2024 Subscription Agreement”) with Ayar, pursuant to which Ayar agreed to purchase from the Company shares of common stock in a private placement. In addition, given the Underwriter’s exercise of the Overallotment Option, Ayar agreed to purchase additional shares of common stock. In October 2024, the Company completed the public offering pursuant to the 2024 Underwriting Agreement for aggregate net proceeds of $718.4 million and also consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for aggregate net proceeds of $1,025.7 million. See Note 15 “Related Party Transactions” for more information.

In July 2025, the Company entered into a subscription agreement (the “2025 Subscription Agreement”) with SMB Holding Corporation (“SMB”), a subsidiary of Uber, under which the Company agreed to issue and SMB agreed to purchase, in a private placement, the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. In September 2025, the Company and SMB entered into an amendment to the 2025 Subscription Agreement to reflect the adjustments made to the number of placement shares and purchase price per placement share therein due to the Reverse Stock Split (as defined below), and consummated the private placement of shares to SMB for aggregate net proceeds of $299.7 million. See Note 8 “Stockholders’ Equity” for more information. In April 2026, the Company entered into a subscription agreement with SMB (the “2026 Subscription Agreement”), under which the Company issued to SMB, in a private placement, $200.0 million of the Company’s common stock. See Note 17 “Subsequent Events” for more information.
In April 2026, the Company entered into an underwriting agreement (the “2026 Underwriting Agreement”) with the Underwriter, under which the Underwriter purchased from the Company shares of common stock in a registered offering, and the Company received aggregate net proceeds of $291.5 million. See Note 17 “Subsequent Events” for more information.
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
In November 2025, the Company issued $975.0 million aggregate principal amount of 7.00% convertible senior notes due in November 2031 (the “2031 Notes”) in a private offering. The net proceeds from the offering were $962.2 million, after deducting debt issuance costs. Contemporaneously with the 2031 Notes offering, the Company repurchased $755.7 million aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes. See Note 6 “Debt” for more information.

Certain Significant Risks and Uncertainties
The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance EVs and advanced EV powertrain components, including battery pack systems, (iii) construction of the CBU portion of AMP-2 in Saudi Arabia, (iv) further expansion of AMP-1 in Casa Grande, Arizona, (v) expansion of its retail studios and service center capabilities throughout North America and across the globe, and (vi) building strategic partnerships in an effort to accelerate growth and expand into new markets such as robotaxis. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; the need to further develop its sourcing, logistics, supply chain and manufacturing; and the need to hire additional management and other employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including our ability to access potential markets, and secure long-term financing on commercially reasonable terms.
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
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate changes or other central bank policy actions, bank closures and liquidity concerns at financial institutions, or other factors, have in the past and may in the future have an adverse impact on the Company’s business, prospects, financial condition and results of operations. If any of the Company’s suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet the Company’s production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause the Company’s customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for the Company’s products may result in a decline in product sales, with a corresponding material adverse impact on the Company’s business, prospects, financial condition and results of operations. Given the Company’s premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on the Company compared to its competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls have caused, and may continue to cause, supply chain and logistical challenges and operational risks. In particular, the U.S. federal government enacted the law commonly referred to as the One Big, Beautiful Bill Act (“OBBBA”), which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on February 24, 2026.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates, assumptions and judgments made by management include, among others, inventory valuation, warranty reserve, useful lives of property, plant and equipment, fair value of derivative liabilities associated with the Redeemable Convertible Preferred Stock, estimates of residual value guarantee (“RVG”) liability, deferred revenue related to technology access fees and over-the-air (“OTA”) software updates, sales return reserves, assumptions used to measure stock-based compensation expense, income taxes, and estimated incremental borrowing rates for assessing operating and finance leases. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$700,356	$997,827
Restricted cash included in other current assets	38,533	19,860
Restricted cash included in other noncurrent assets	26,831	23,226
Total cash, cash equivalents, and restricted cash	$765,720	$1,040,913

Accounts Receivable, Net
Accounts receivable consists of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits, services, and regulatory credits. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded an immaterial allowance for uncollectible amounts as of March 31, 2026 and December 31, 2025.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments, and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits; however, its deposits exceed federally insured limits. The Company invests in highly rated securities, primarily issued by the U.S. government or liquid money market funds. As of March 31, 2026 and December 31, 2025, accounts receivable from the EV purchase agreement with the Government of Saudi Arabia, a related party of the Public Investment Fund (“PIF”), which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 72.6% and 68.0% of the total accounts receivable balance, respectively. See Note 15 “Related Party Transactions” for more information.
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
Vehicle sales revenue is generated from the sale of EVs to customers. The Company generated total vehicle sales revenue of $264.7 million and $194.9 million during the three months ended March 31, 2026 and 2025, respectively. The performance obligations identified in vehicle sale arrangements include delivery of the vehicle equipped with an onboard advanced driver assistance system (“ADAS”), the provision of maintenance services, the remarketing activities, and the right to unspecified OTA software updates as they become available over the term of the basic vehicle warranty, which is generally four years.

Payment is typically received at the time of delivery or shortly after delivery of the vehicle to the customer, except for vehicle sales under the EV Purchase Agreement. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. Payments received before the customer obtains control of the vehicle are recorded within other current liabilities in the condensed consolidated balance sheets.
At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future returns. Return rate estimates are based on historical experience and the sales return reserve balance was not material as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company recorded $88.5 million and $87.5 million of total deferred revenue from all vehicle sales related to OTA, maintenance services, and remarketing activities for vehicle sales, respectively. The Company recorded $28.7 million and $30.0 million of the total deferred revenue within other current liabilities and the remaining $59.8 million and $57.5 million within other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. Revenue recognized that was included in the deferred revenue at the beginning of the period was not material during the three months ended March 31, 2026 and 2025.

The Company provides a residual value guarantee to its commercial banking partners in connection with its vehicle leasing program. Related vehicle sales represented approximately 41% and 57% of total revenue during the three months ended March 31, 2026 and 2025, respectively. Under the vehicle leasing program, the Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a reduction to revenue and a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations. Any fees or incentives that are paid or payable by the Company to commercial banking partners are recognized as a reduction to vehicle sales revenue.
The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated RVG liability. RVG liability is assessed subsequently for any changes on a quarterly basis. The Company recorded $118.7 million and $114.0 million of RVG liabilities as of March 31, 2026 and December 31, 2025, respectively, in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. As the Company accumulates more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that the Company could be required to make was $706.6 million and $705.9 million as of March 31, 2026 and December 31, 2025, respectively.
Vehicle Operating Lease Revenue
The Company accounts for sales of vehicles with repurchase obligations as operating leases. The Company sells vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed upon repurchase price. The Company records the difference between the proceeds received and the agreed upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets, and were not material as of March 31, 2026 and December 31, 2025. The operating lease revenue was not material for the three months ended March 31, 2026 and 2025.
Sale and Leaseback Transactions
The Company enters into sale and leaseback transactions in which the Company transfers control of vehicles to rental companies and simultaneously leases them back as operating leases. The Company recognizes revenue related to the vehicles under the arrangement when the rental companies obtain control of the vehicles and separately recognizes the lease obligations based on the present value of the future payments to the rental companies within other current liabilities and other long-term liabilities. The Company also records right-of-use assets which are amortized over the term of the leaseback. Operating lease expense is recognized on a straight-line basis over the term of the leaseback.
The Company recorded revenue from sale and leaseback transactions of $34.4 million and $25.9 million during the three months ended March 31, 2026 and 2025, respectively. Operating lease expenses were not material.
Other
Other consists primarily of revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, regulatory credits, and sales of non-Lucid vehicles acquired as part of the trade-in program. The Company generates regulatory credits revenue from the sale of tradable credits the Company earns under various regulations. This includes credits related to ZEVs and greenhouse gas (“GHG”), and the Corporate Average Fuel Economy (“CAFE”) credits. Regulatory credit revenue totaled nil and $31.5 million during the three months ended March 31, 2026 and 2025, respectively. The revenue from sales of non-Lucid vehicles was not material for the three months ended March 31, 2026 and 2025.
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
The Company’s derivative liabilities are related to the conversion features embedded in the Redeemable Convertible Preferred Stock. See Note 7 “Redeemable Convertible Preferred Stock” for more information.
Except for the policies described above, there have been no significant changes to accounting policies during the three months ended March 31, 2026.
NOTE 3 - WORKFORCE REDUCTION
On February 20, 2026, the Company announced a reduction of its current U.S. workforce (the “2026 Plan”) that intended to align with its long-term operating goals as it focuses on the start of production of its Midsize platform, expansion into the robotaxi market and development of ADAS technologies, as well as the sale and distribution of its current models in existing and new geographies. The Company expects to substantially complete the 2026 Plan by the end of the second quarter of 2026, subject to local law and consultation requirements. As a result of the 2026 Plan, the Company expects to incur total workforce reduction charges of approximately $40 million, primarily related to severance payments, employee benefits, and employee transition. During the three months ended March 31, 2026, the Company recorded workforce reduction charges of $37.9 million.
On May 24, 2024, the Company announced a plan (the “2024 Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the 2024 Plan during the first quarter of 2025.
A summary of accrued liabilities associated with the workforce reduction plans was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Accrued liabilities - beginning of period	$—	$267
Workforce reduction charges excluding non-cash items(1)	39,293	—
Cash payments	(8,836)	(267)
Accrued liabilities - end of period	$30,457	$—
(1) Excluded non-cash items of $1.4 million for the three months ended March 31, 2026 related to the 2026 Plan, which was net of accelerated stock-based compensation expense of $1.9 million and a reversal of $3.3 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.
As of March 31, 2026, the accrued liabilities of $30.5 million associated with the 2026 Plan were included in other current liabilities on the condensed consolidated balance sheet.

NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$575,462	$479,754
Work in progress	322,082	146,575
Finished goods	571,309	483,200
Total Inventory	$1,468,853	$1,109,529
Inventory as of March 31, 2026 and December 31, 2025 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and used vehicles which the Company intends to sell. The Company recorded write-downs of $237.9 million and $151.6 million for the three months ended March 31, 2026 and 2025, respectively, to reduce its inventories to its net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments (“LCNRV”). While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact the Company’s financial results.
Other current assets
In February 2026, the U.S. Supreme Court ruled that certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. As a result of that ruling and related Court-ordered actions by the Court of International Trade (“CIT”), the Company has evaluated the recoverability of IEEPA tariffs previously paid on imported goods.
The Company had previously capitalized IEEPA tariffs as a component of inventory and subsequently recognized substantially all such amounts in cost of revenue. Based on Company’s determination that recovery was probable and reasonably estimable, the Company recognized a $53.0 million receivable within other current assets in the condensed consolidated balance sheets, with a corresponding reduction to cost of revenue in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2026.
The estimate reflects Company’s judgment regarding the portion of previously recognized IEEPA tariffs expected to be recoverable through the refund process administered by U.S. Customs and Border Protection (“CBP”) and it may be subject to change based on the ultimate resolution of refund claims. The ultimate amount of recoveries may differ from the Company’s estimates, based on additional guidance from CBP, the resolution of specific entry-level claims, or other administrative developments. To the extent there are changes in amounts that become recoverable, including any associated interest, such amounts will be recognized in the period in which information about the probable and reasonably estimable amounts becomes known to the Company.

Property, plant and equipment, net
Property, plant and equipment, net as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31, 2026	December 31, 2025
Land and land improvements	$70,967	$70,967
Building and improvements(1)	1,100,748	1,099,186
Machinery, tooling and vehicles(2)(3)	2,397,599	2,363,263
Computer equipment and software	146,778	140,419
Leasehold improvements	306,320	304,609
Furniture and fixtures	58,543	57,921
Finance leases	114,414	193,137
Construction in progress	1,167,579	970,960
Total Property, plant and equipment	5,362,948	5,200,462
Less accumulated depreciation and amortization	(1,334,176)	(1,222,330)
Property, plant and equipment, net	$4,028,772	$3,978,132

(1) As of March 31, 2026 and December 31, 2025, $127.5 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance. See Note 15 “Related Party Transactions” for more information.
(2) Included $48.8 million and $47.2 million of service loaner vehicles as of March 31, 2026 and December 31, 2025, respectively.
(3) Included $31.3 million and $33.7 million of operating lease vehicles sold to rental companies as of March 31, 2026 and December 31, 2025, respectively.
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

	March 31, 2026	December 31, 2025
Machinery and tooling	$501,574	$418,426
Construction of AMP-1 and AMP-2(1)	622,562	512,502
Leasehold improvements and other	43,443	40,032
Total construction in progress	$1,167,579	$970,960
(1) As of March 31, 2026 and December 31, 2025, $67.3 million of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance. See Note 15 “Related Party Transactions” for more information.
Depreciation and amortization expense was $116.4 million and $98.0 million for the three months ended March 31, 2026 and 2025, respectively. The amount of interest capitalized on construction in progress related to significant capital asset constructions was not material for the three months ended March 31, 2026 and 2025.

Other current liabilities
Other current liabilities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Engineering, design, and testing accrual	$61,497	$56,237
Capital expenditures accrual	206,747	234,313
Accrued compensation	229,457	155,906
Accrued purchases(1)	182,731	183,330
Retail leasehold improvements accrual	4,337	5,804
Third-party services accrual	59,360	72,083
Tooling liability	49,214	35,138
Operating lease liabilities, current portion	69,856	64,171
Reserve for loss on firm inventory purchase commitments	137,333	131,904
Accrued warranty	68,106	58,765
Accrued interest	62,053	29,841
Deferred revenue(2)	28,744	29,950
Sales incentive accrual	13,326	34,626
RVG liabilities	55,587	55,448
Other current liabilities	268,624	245,125
Total other current liabilities	$1,496,972	$1,392,641
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
(2) Represent deferred revenue from vehicle sales primarily related to OTA and remarketing activities.
Other long-term liabilities
Other long-term liabilities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating lease liabilities, net of current portion	$234,132	$225,434
Other long-term liabilities(1)(2)	356,145	357,305
Total other long-term liabilities	$590,277	$582,739
(1) As of March 31, 2026 and December 31, 2025, $114.8 million of deferred revenue was recorded within other long-term liabilities in the condensed consolidated balance sheets, respectively, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 15 “Related Party Transactions” for more information.
(2) Included accrued warranty balance of $96.2 million and $93.4 million as of March 31, 2026 and December 31, 2025, respectively.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Accrued warranty - beginning of period(2)	$152,201	$112,478
Warranty costs incurred	(6,998)	(7,914)
Provision for warranty(1)	19,111	12,312
Accrued warranty - end of period(2)	$164,314	$116,876

(1) Provision for warranty for the three months ended March 31, 2026 and 2025 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties.
(2) Accrued warranty balance of $68.1 million and $58.8 million was recorded within other current liabilities, and $96.2 million and $93.4 million was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

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
Cash, cash equivalents, and investments are reported at their respective fair values on the Company’s condensed consolidated balance sheets. The Company’s short-term and long-term investments are classified as available-for-sale securities. Carrying amounts of accounts receivable, accounts payable, and other current liabilities approximate their estimated fair values.
The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026
Estimated Fair Value
Cash	$571,167
Level 1:
Money market funds	129,189
Cash and cash equivalents	$700,356

	December 31, 2025
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$762,077	$—	$—	$762,077	$762,077	$—	$—
Level 1:
Money market funds	235,750	—	—	235,750	235,750	—	—
U.S. Treasury securities	575,159	3,655	—	578,814	—	398,011	180,803
Subtotal	810,909	3,655	—	814,564	235,750	398,011	180,803
Level 2:
Time deposits(1)	65,000	—	—	65,000	—	65,000	—
Corporate debt securities	471,819	3,442	—	475,261	—	168,082	307,179
Subtotal	536,819	3,442	—	540,261	—	233,082	307,179
Total	$2,109,805	$7,097	$—	$2,116,902	$997,827	$631,093	$487,982
(1) Included $50.0 million of time deposits with GIB in short-term investments. GIB is a related party of the PIF, which is an affiliate of Ayar. See Note 15 “Related Party Transactions” for more information.
During the three months ended March 31, 2026, the Company recorded realized gains of $5.7 million on the sale of available-for-sale securities, and immaterial realized gains for the same period in the prior year. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was nil and $13.1 million as of March 31, 2026 and December 31, 2025, respectively, and was recorded in other current assets on its condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.
On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded fair values of $13.6 million and $24.3 million within long-term investments in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. The Company recognized unrealized losses of $10.2 million and $13.5 million during the three months ended March 31, 2026 and 2025, respectively, in change of fair value of equity securities of a related party in the condensed consolidated statement of operations and comprehensive loss. The Company also recognized an unrealized foreign currency loss of $0.5 million and an unrealized foreign currency gain of $1.3 million during the three months ended March 31, 2026 and 2025, respectively, related to these equity securities in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. See Note 15 “Related Party Transactions” for more information.
Level 3 liabilities consist of the common stock warrant liability and the derivative liabilities associated with the Redeemable Convertible Preferred Stock, of which the fair values were measured upon issuance of the Private Placement Warrants and the Redeemable Convertible Preferred Stock and are remeasured at each reporting period. The valuation methodology and underlying assumptions for the Redeemable Convertible Preferred Stock are discussed further in Note 7 “Redeemable Convertible Preferred Stock”. The fair value of the common stock warrant liability remains unchanged and was nil as of March 31, 2026 and December 31, 2025. Level 3 liabilities also consist of residual value guarantee liabilities, of which the fair value is measured initially upon delivery of vehicles and assessed subsequently for any changes on a quarterly basis. Significant changes in the unobservable inputs used in determining the fair value would result in significant changes to the fair value measurement.
The following table presents a reconciliation of the common stock warrant liability and derivative liabilities associated with the Redeemable Convertible Preferred Stock measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended March 31,
	2026		2025
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability	Common Stock Warrant Liability
Fair value-beginning of period	$10,800	$5,400	$408,800	$230,625	$19,514
Change in fair value	(4,900)	(2,475)	(176,700)	(105,000)	(12,861)
Fair value-end of period	$5,900	$2,925	$232,100	$125,625	$6,653

NOTE 6 – DEBT

The carrying value of the Company’s debt as of March 31, 2026 and December 31, 2025 was as follows (in millions):

	March 31, 2026	December 31, 2025
2026 Notes	$203.9	$203.7
2030 Notes	1,085.0	1,084.2
2031 Notes	962.8	962.4
GIB credit facility	503.5	468.0
Total debt	2,755.2	2,718.3
Current portion of debt	(707.4)	(671.7)
Debt, net of current portion	$2,047.8	$2,046.6
Convertible Senior Notes
The Company accounted for the issuances of the 2026 Notes, the 2030 Notes, and the 2031 Notes as single liabilities measured at its respective amortized cost, as no other embedded features require bifurcation and recognition as derivatives. It determined the fair value of the Convertible Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The following table sets forth a summary of the 2026 Notes, the 2030 Notes, and the 2031 Notes as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$204.3	$(0.4)	$203.9	$192.3
2030 Notes	1,100.0	(15.0)	1,085.0	599.5
2031 Notes	975.0	(12.2)	962.8	684.8
Total convertible senior notes	$2,279.3	$(27.6)	$2,251.7	$1,476.6

	December 31, 2025
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$204.3	$(0.6)	$203.7	$189.7
2030 Notes	1,100.0	(15.8)	1,084.2	655.9
2031 Notes	975.0	(12.6)	962.4	775.1
Total convertible senior notes	$2,279.3	$(29.0)	$2,250.3	$1,620.7

The effective interest rate for the 2026 Notes, the 2030 Notes, and the 2031 Notes is 1.5%, 5.4%, and 7.3%, respectively. The components of interest expense related to the 2026 Notes, the 2030 Notes, and the 2031 Notes were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Contractual interest	$31.5	$6.3
Amortization of debt discounts and debt issuance costs	1.4	1.3
Interest expense	$32.9	$7.6

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
The 2026 Notes were not eligible for conversion as of March 31, 2026 and December 31, 2025. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of March 31, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2026 Notes.

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
The 2030 Notes were not eligible for conversion as of March 31, 2026 and December 31, 2025. No sinking fund is provided for the 2030 Notes, which means that the Company is not required to redeem or retire them periodically. As of March 31, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2030 Notes.
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
The Capped Call Transactions were separate transactions, entered into by the Company with certain financial institutions, and were not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Transactions. The Company recorded the Capped Call Transactions as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, with no remeasurement in subsequent periods as they meet the conditions for equity classification.
2031 Notes
In November 2025, the Company issued an aggregate of $975.0 million principal amount of 7.00% convertible senior notes due in November 2031 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, at an issuance price equal to 100% of the principal amount of the 2031 Notes. The 2031 Notes were issued pursuant to and are governed by an indenture dated November 17, 2025, between the Company and U.S. Bank Trust Company, National Association as the trustee. The proceeds from the issuance of the 2031 Notes were $962.2 million, net of the debt issuance costs. Contemporaneously with the 2031 Notes offering, the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $755.7 million aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes.
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
The 2031 Notes were not eligible for conversion as of March 31, 2026 and December 31, 2025. No sinking fund is provided for the 2031 Notes, which means that the Company is not required to redeem or retire them periodically. As of March 31, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2031 Notes.

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
The Company is not a party to the prepaid forward transactions. In connection with Ayar agreeing to enter into and fund the prepaid forward transactions, the Company has agreed to pay a periodic cash fee to Ayar, which shall initially accrue at a rate of 0.5% per annum on the amount of prepaid forward transactions and be recalculated to reflect any early settlement of the prepaid forward transactions. The periodic fee incurred associated with the prepaid forward transactions was not material for the three months ended March 31, 2026.
SIDF Loan Agreement
On February 27, 2022, Lucid LLC, a limited liability company established in Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with SIDF, a related party of the PIF, which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.2 million). SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.6 million) to SAR 1.77 billion (approximately $471.6 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of March 31, 2026 and December 31, 2025, no amount was outstanding under the SIDF Loan Agreement.
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
On February 24, 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.2 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the 2025 GIB Credit Facility. Commitments under the 2025 GIB Credit Facility will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2025 GIB Credit Facility.
The commitment fees for the three months ended March 31, 2026 and 2025 were not material. The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.

As of March 31, 2026 and December 31, 2025, the Company had outstanding borrowings of SAR 1,890.0 million (approximately $503.5 million) and SAR 1,755.0 million (approximately $468.0 million), respectively. The outstanding borrowings were recorded within current portion of debt in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.21% and 6.44% as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, availability under the GIB credit facility was SAR 8.7 million (approximately $2.3 million) and SAR 143.5 million (approximately $38.3 million), respectively, after giving effect to the outstanding letters of credit. The Company recorded interest expense of SAR 29.7 million (approximately $7.9 million) and SAR 9.2 million (approximately $2.5 million) during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the GIB credit facility.
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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of March 31, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $133.4 million and $104.1 million as of March 31, 2026 and December 31, 2025, respectively. Availability under the ABL Credit Facility was $610.0 million (including $141.6 million cash and cash equivalents) and $596.0 million (including $199.2 million cash and cash equivalents) as of March 31, 2026 and December 31, 2025, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheets and amortized over the facility term using the straight-line method. Commitment fee and amortization of the deferred issuance costs were not material for the three months ended March 31, 2026 and 2025, respectively.
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
The DDTL Credit Facility contains customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also included a minimum liquidity covenant, which was eliminated under the DDTL Amendment. As of March 31, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the DDTL Credit Facility.

As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the DDTL Credit Facility. The Company incurred issuance costs of $6.2 million to obtain the DDTL Credit Facility during the year ended December 31, 2024, which was capitalized within other noncurrent assets in the condensed consolidated balance sheet and amortized over the facility term using the straight-line method. The Company incurred issuance costs of $9.2 million to increase the aggregate delayed draw term commitment of the DDTL Credit Facility during the year ended December 31, 2025, which was capitalized within other noncurrent assets in the condensed consolidated balance sheet and amortized over the remaining term of the facility using the straight-line method. Commitment fee and amortization of the deferred issuance costs were $3.4 million for the three months ended March 31, 2026, and were not material for the same periods in the prior year.
NOTE 7 – REDEEMABLE CONVERTIBLE PREFERRED STOCK
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
Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Redeemable Convertible Preferred Stock if all shares of the Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of March 31, 2026 and December 31, 2025, the liquidation preference of the Series A Redeemable Convertible Preferred Stock was $1,408.0 million and $1,350.4 million, respectively. As of March 31, 2026 and December 31, 2025, the liquidation preference of the Series B Redeemable Convertible Preferred Stock was $990.3 million and $949.2 million, respectively.
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

The Company accretes the Redeemable Convertible Preferred Stock to its redemption value, which is greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period. During the three months ended March 31, 2026 and 2025, the Company recorded accretion of $62.5 million and $225.3 million, respectively, related to the Series A Redeemable Convertible Preferred Stock. During the three months ended March 31, 2026 and 2025, the Company recorded accretion of $43.5 million and $139.6 million, respectively, related to the Series B Redeemable Convertible Preferred Stock. Accretion of the Redeemable Convertible Preferred Stock was reflected as adjustments to additional paid-in capital in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The carrying value of the Series A Redeemable Convertible Preferred Stock was $1,402.1 million and $1,339.6 million as of March 31, 2026 and December 31, 2025, respectively. The carrying value of the Series B Redeemable Convertible Preferred Stock was $987.3 million and $943.8 million as of March 31, 2026 and December 31, 2025, respectively.
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
As of March 31, 2026 and December 31, 2025, the Company remeasured the derivative liabilities for the Redeemable Convertible Preferred Stock to fair value of $8.8 million and $16.2 million, comprising of $5.9 million and $10.8 million related to Series A Redeemable Convertible Preferred Stock and $2.9 million and $5.4 million related to Series B Redeemable Convertible Preferred Stock, respectively. The Company recognized gains of $7.4 million and $281.7 million for the three months ended March 31, 2026 and 2025, respectively, in change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss.
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

The level 3 fair value inputs used in the valuation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock were as follows:

	March 31, 2026		December 31, 2025
	Series A Derivative Liability	Series B Derivative Liability	Series A Derivative Liability	Series B Derivative Liability
Volatility	40.0%	40.0%	40.0%	40.0%
Credit spread	24.5%	24.5%	23.9%	23.9%
Stock price	$9.53	$9.53	$10.57	$10.57
Term (in years)	3.0	3.4	3.2	3.6
Risk-free rate	3.8%	3.8%	3.5%	3.6%
NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
On July 16, 2025, the Company entered into a Vehicle Production Agreement (the “First VPA”) with Uber and the 2025 Subscription Agreement with SMB, a subsidiary of Uber. Under the First VPA, Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 Lucid Gravity vehicles that have been modified to include certain autonomous driving hardware and other features (the “Lucid Gravity Plus vehicles”). Under the 2025 Subscription Agreement, the Company agreed to issue and SMB agreed to purchase, in a private placement, the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. In September 2025, the Company and SMB entered into an amendment to the 2025 Subscription Agreement to reflect the adjustments made to the number of placement shares and purchase price per placement share therein due to the Reverse Stock Split. The Company also consummated the private placement of shares to SMB and issued 13,715,121 shares at a price per share of $21.87, for aggregate net proceeds of $299.7 million after deducting issuance costs of $0.3 million in September 2025.

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
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 85,782 shares of its common stock, including 71,274 shares from certain employees and 14,508 shares from board of directors of the Company’s predecessor, Atieva, Inc. at $241.50 per share. No common stock was repurchased during the three months ended March 31, 2026 and 2025.
Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of March 31, 2026 was as follows:

March 31, 2026
Private Placement Warrants to purchase common stock	4,435,000
Stock options outstanding	1,640,548
Restricted stock units outstanding	17,696,754
Shares available for future grants under equity plans	3,343,576
If-converted common shares from 2026 Notes	372,950
If-converted common shares from 2030 Notes	36,666,630
If-converted common shares from 2031 Notes	46,846,313
If-converted common shares from Series A redeemable convertible preferred stock	33,258,443
If-converted common shares from Series B redeemable convertible preferred stock	19,794,423
Total shares of common stock reserved	164,054,637
NOTE 9 – STOCK-BASED AWARDS

Stock Options
A summary of stock option activity for the three months ended March 31, 2026 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2025	2,030,874	$19.09	3.98	$2,918
Options exercised	(308,572)	8.93
Options canceled	(81,754)	48.01
Balance as of March 31, 2026	1,640,548	$19.56	3.68	$1,230
Options vested and exercisable as of March 31, 2026	1,561,157	$17.27	3.63	$1,230
As of March 31, 2026, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $2.4 million, and is expected to be recognized over a weighted-average period of 1.4 years.

RSUs
A summary of RSUs activity for the three months ended March 31, 2026 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2025	17,337,857	2,645,726	19,983,583	$27.86
Granted	1,470,163	33,072	1,503,235	$10.34
Vested	(2,111,155)	(466,775)	(2,577,930)	$31.11
Cancelled/Forfeited	(555,566)	(656,568)	(1,212,134)	$25.78
Balance as of March 31, 2026	16,141,299	1,555,455	17,696,754	$26.04
As of March 31, 2026, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $320.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.
The Company granted 1,383,475 shares of the time-based RSUs to the former CEO that would vest in sixteen equal quarterly installments, beginning on December 5, 2021, and were subject to continuous employment. The Company recognized compensation expense for these time-based RSUs on a graded vesting schedule over the requisite vesting period. The Company withheld approximately 47,712 shares of common stock for the three months ended March 31, 2025, by net settlement to meet the related tax withholding requirements related to the former CEO’s time-based RSUs. In February 2025, the Company announced the former CEO’s resignation and transition. In connection with this transition, the Company recorded a reversal of $41.6 million related to previously recognized stock-based compensation expenses for his unvested time-based RSUs. As of December 31, 2025, there were no unrecognized stock-based compensation expenses related to the time-based RSUs.
The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and individual performance and (ii) a service condition which will be met generally over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expenses of $5.6 million and $8.9 million, respectively, related to these performance-based RSUs. As of March 31, 2026, the unamortized expense for the performance-based RSUs was $15.1 million, which will be recognized over a weighted-average period of 1.1 years primarily contingent upon realization of the corporate performance conditions.
ESPP
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of March 31, 2026, unrecognized stock-based compensation cost related to the ESPP was $21.9 million which is expected to be recognized over a weighted-average period of 1.7 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three months ended March 31, 2026 and 2025, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,021	$1,122
Research and development	37,685	34,821
Selling, general and administrative	23,683	(8,428)
Workforce reduction charges	(1,359)	—
Total	$61,030	$27,515
The Company capitalized stock-based compensation expenses of $11.1 million and $9.9 million for the three months ended March 31, 2026 and 2025, respectively, primarily as part of the cost of inventory.

NOTE 10 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classified this lease as a finance lease because the Lease Agreement contained a purchase option which the Company was reasonably certain to exercise. As of December 31, 2025, assets and liabilities associated with the finance lease were $79.3 million and $79.4 million, respectively. During the three months ended March 31, 2026, the Company elected not to exercise the purchase option. As a result, the Company remeasured the lease‑related assets and liabilities, and the remaining balances were immaterial as of March 31, 2026.
Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other current liabilities in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Operating leases:
Right-of-use assets	$258,414	$241,974

Other current liabilities	$69,856	$64,171
Other long-term liabilities	234,132	225,434
Total operating lease liabilities	$303,988	$289,605

Finance leases:
Property, plant and equipment, net(1)	$104,584	$185,721
Total finance lease assets	$104,584	$185,721

Finance lease liabilities, current portion	$5,029	$84,222
Finance lease liabilities, net of current portion	103,833	104,559
Total finance lease liabilities(1)	$108,862	$188,781
(1) As of March 31, 2026 and December 31, 2025, the Company recorded $94.0 million and $95.3 million of finance lease assets, respectively, and $98.9 million of finance lease liabilities related to certain facility leases assumed in connection with the assets acquisition from Nikola Corporation.

The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense:
Operating lease expense(1)	$23,320	$16,481
Variable lease expense	$593	$570

Finance lease expense:
Amortization of leased assets	$2,414	$549
Interest on lease liabilities	3,291	1,189
Total finance lease expense	$5,705	$1,738
Total lease expense	$29,618	$18,789
(1) Excluded short-term leases, which were not material.
Other information related to leases where the Company is the lessee was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	5.3	5.2
Finance leases	16.5	9.9

Weighted-average discount rate:
Operating leases	11.56%	11.50%
Finance leases	8.04%	7.33%
As of March 31, 2026, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2026 (remainder of the year)	$74,526	$9,895
2027	80,707	12,855
2028	71,250	10,972
2029	59,035	8,621
2030	46,111	8,752
2031	24,192	8,915
Thereafter	59,850	170,750
Total minimum lease payments	415,671	230,760
Less: Interest	(111,683)	(121,898)
Present value of lease obligations	303,988	108,862
Less: Current portion	(69,856)	(5,029)
Long-term portion of lease obligations	$234,132	$103,833
As of March 31, 2026, the Company entered into additional leases for facilities that have not yet commenced with undiscounted future lease payments of $17.9 million. The leases are expected to commence in 2026.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of March 31, 2026 and December 31, 2025, the Company had $0.9 billion in commitments related to AMP-1 and AMP-2 plant and equipment, respectively. These commitments represent future expected payments on open purchase orders entered into as of March 31, 2026 and December 31, 2025.
The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. As of March 31, 2026, pursuant to the terms of agreements the Company entered into in connection with the supply of lithium-ion battery cells, the Company had remaining minimum purchase commitments of an aggregate of approximately $2.55 billion, calculated using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. The estimated future payments having a remaining term in excess of one year as of March 31, 2026 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2026 (remainder of the year)	$251,105
2027	409,337
2028	491,003
2029	484,672
2030	491,103
Thereafter	498,089
Total	$2,625,309
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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $169.9 million and $130.9 million as of March 31, 2026 and December 31, 2025, respectively, for which no liabilities are recorded in the condensed consolidated balance sheets.
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
The Company’s effective tax rate was 0.0% and 0.4% for the three months ended March 31, 2026 and 2025, respectively, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
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
NOTE 13 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(1,028,344)	$(366,171)
Accretion of redeemable convertible preferred stock (related party)	(105,962)	(364,925)
Net loss attributable to common stockholders, basic and diluted	$(1,134,306)	$(731,096)

Weighted-average shares outstanding, basic and diluted	328,285,861	303,631,731

Net loss per share attributable to common stockholders, basic and diluted	$(3.46)	$(2.41)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	March 31,
Excluded Securities	2026	2025
Private Placement Warrants to purchase common stock	4,435,000	4,435,000
Options outstanding to purchase common stock	1,640,548	2,644,818
RSUs outstanding	16,548,056	8,652,524
Employee stock purchase plan	4,886,841	2,414,344
If-converted common shares from 2026 Notes	372,950	3,673,819
If-converted common shares from 2030 Notes	36,666,630	—
If-converted common shares from 2031 Notes	46,846,313	—
If-converted common shares from Series A redeemable convertible preferred stock	33,258,443	30,426,265
If-converted common shares from Series B redeemable convertible preferred stock	19,794,423	18,108,797
Total	164,449,204	70,355,567
The Capped Call Transactions were also excluded from the computation of diluted net loss per share as they would be anti-dilutive. The 1,148,698 and 848,105 shares of common stock equivalents subject to RSUs were excluded from the anti-dilutive table above as the underlying shares remain contingently issuable since the market or corporate and individual performance conditions have not been satisfied as of March 31, 2026 and 2025, respectively.
NOTE 14 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material for the three months ended March 31, 2026 and 2025.
NOTE 15 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of the PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in 2047. The right-of-use asset related to this lease was $3.9 million and $4.0 million as of March 31, 2026 and December 31, 2025, respectively. The lease liability was $6.6 million and $6.5 million as of March 31, 2026 and December 31, 2025, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three months ended March 31, 2026 and 2025 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of the PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in 2029. The right-of-use asset related to this lease was $1.6 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively. The lease liability was $2.5 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and primarily in other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three months ended March 31, 2026 and 2025 was immaterial.
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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash. As of December 31, 2024, the Company recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. During the year ended December 31, 2025 and three months ended March 31, 2026, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheets. There were no unfulfilled conditions and contingencies attached to the payments received.
GIB Facility Agreement
In April 2022, Lucid LLC entered into revolving credit facilities with GIB in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million). In February 2025, Lucid LLC entered into the 2025 GIB Credit Facility to increase the credit facility aggregate principal to SAR 1.9 billion (approximately $506.2 million). See Note 6 “Debt” for more information.
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of the PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred to date under these agreements were SAR 2,356.5 million (approximately $627.8 million) and SAR 2,147.8 million (approximately $572.7 million) as of March 31, 2026 and December 31, 2025, respectively. Amounts due to Al Bawani under these agreements was SAR 337.8 million (approximately $90.0 million) and SAR 306.0 million (approximately $81.6 million) as of March 31, 2026 and December 31, 2025, respectively, which was recorded within accounts payable and other current liabilities in the condensed consolidated balance sheets.
Subscription Agreements
In March 2024, the Company entered into the Series A Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 100,000 shares of its Series A Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million after deducting issuance cost of $2.4 million. In August 2024, the Company entered into the Series B Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 75,000 shares of its Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, the Company issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million after deducting issuance costs of $0.6 million. See Note 7 “Redeemable Convertible Preferred Stock” for more information.
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
The Company received payments of SAR 10.9 million (approximately $2.9 million) in cash during the years ended December 31, 2025 and 2024. Payments received during the three months ended March 31, 2026 was immaterial. The deferred liability was nil as of March 31, 2026 and December 31, 2025, and the Company recorded the remaining deferred liability balance as a deduction to operating expenses in the condensed consolidated statement of operations and comprehensive loss. The deduction recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss was not material for the three months ended March 31, 2026 and 2025.
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
The Company recognized net vehicle sales amount of SAR 144.0 million (approximately $38.4 million) and SAR 19.1 million (approximately $5.1 million) during the three months ended March 31, 2026 and 2025, respectively. The deferred revenue from the vehicle sales was primarily related to OTA and was recorded within other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the deferred revenue balance was not material. The Company recorded amounts due from the Purchaser of SAR 357.6 million (approximately $95.3 million) and SAR 452.1 million (approximately $120.5 million) in accounts receivable, net in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. See “Vehicle Sales” section under Note 2 “Summary of Significant Accounting Policies” for the revenue recognition policies.
Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of the PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery EV chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin and the first cash installment of $33.0 million. These shares were initially measured at a fair value of $73.2 million. As of March 31, 2026 and December 31, 2025, the Company remeasured the shares and recorded fair values of $13.6 million and $24.3 million within long-term investments in the condensed consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $5.8 million from inception through March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company recorded accounts receivable of $2.8 million. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of March 31, 2026 and December 31, 2025, the Company recorded $114.8 million as deferred revenue within other long-term liabilities in the condensed consolidated balance sheets, respectively.
DDTL Credit Facility
In August 2024, the Company entered into a $750.0 million five year DDTL Credit Facility with Ayar, which may be used for working capital and general corporate purposes. In November 2025, the Company increased the aggregate principal amount of the DDTL Credit Facility from $750.0 million to $1.98 billion. See Note 6 “Debt” for more information.

Time Deposit
The Company purchases time deposits with GIB from time-to-time. GIB is a related party of the PIF, which is an affiliate of Ayar. As of March 31, 2026 and December 31, 2025, the Company recorded time deposit balance of nil and $50.0 million within short-term investments in the condensed consolidated balance sheets, respectively. See Note 5 “Fair Value Measurements and Financial Instruments” for more information.
Ayar Prepaid Forward Transactions
In connection with the pricing of the 2030 Notes, Ayar entered into a privately negotiated prepaid forward transaction with the Forward Counterparty, pursuant to which Ayar will purchase approximately $430.0 million of the Company’s common stock with delivery expected to occur on or about the maturity date for the 2030 Notes, subject to the ability of the Forward Counterparty to elect to settle all or a portion of the prepaid forward transaction early. The periodic fee incurred associated with the prepaid forward transaction was not material for the three months ended March 31, 2026. See Note 6 “Debt” for more information.
In connection with the pricing of the 2031 Notes, Ayar entered into a privately negotiated prepaid forward transaction with the Forward Counterparty, pursuant to which Ayar will purchase approximately $636.7 million of the Company’s common stock with delivery expected to occur on or about the maturity date for the 2031 Notes, subject to the ability of the Forward Counterparty to elect to settle all or a portion of the prepaid forward transaction early. The periodic fee incurred associated with the prepaid forward transaction was not material for the three months ended March 31, 2026. See Note 6 “Debt” for more information.
NOTE 16 – SEGMENT REPORTING
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
The disaggregation of the Company’s revenue by geographic area based on the sales location where the sales originated was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
North America(1)	$232,795	$222,898
Middle East(2)	42,249	7,814
Other international	7,421	4,336
Total revenue	$282,465	$235,048
(1) United States revenue was $225.3 million and $218.4 million for the three months ended March 31, 2026 and 2025, respectively.
(2) Kingdom of Saudi Arabia revenue was $41.9 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively.

The following table included information about reported segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$282,465	$235,048
Less:
Cost of revenue - excluding LCNRV and provision for warranty	(337,206)	(299,612)
Cost of revenue - LCNRV	(237,853)	(151,636)
Cost of revenue - provision for warranty	(19,111)	(12,312)
Research and development expenses	(335,670)	(251,246)
Selling, general, and administrative expenses	(304,176)	(212,175)
Workforce reduction charges	(37,934)	—
Change in fair value of common stock warrant liability	—	12,861
Change in fair value of equity securities	(10,221)	(13,453)
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	7,375	281,700
Interest income	13,104	52,209
Interest expense	(41,073)	(11,883)
Other income (expense), net	(7,867)	2,965
Benefit from (provision for) income taxes	(177)	1,363
Segment net loss	(1,028,344)	(366,171)
Consolidated net loss	$(1,028,344)	$(366,171)
Depreciation and amortization expenses were $116.4 million and $98.0 million for the three months ended March 31, 2026 and 2025, respectively.
The long-lived assets by geographic area were as follows (in thousands):

	March 31, 2026	December 31, 2025
United States	$3,432,868	$3,487,142
Foreign(1)	854,318	732,964
Total long-lived assets	$4,287,186	$4,220,106
(1) Kingdom of Saudi Arabia long-lived assets balance was $784.1 million and $658.6 million as of March 31, 2026 and December 31, 2025. No individual foreign country had more than 10% of the total long-lived assets balance as of March 31, 2026 and December 31, 2025.
NOTE 17 – SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three months ended March 31, 2026, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.

Series C Subscription Agreement

In April 2026, the Company entered into the Series C Subscription Agreement with Ayar. Pursuant to the Series C Subscription Agreement, the Company issued to Ayar 55,000 shares of its Series C Redeemable Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $550.0 million in a private placement.

The Series C Redeemable Convertible Preferred Stock sold to Ayar pursuant to the Series C Subscription Agreement was issued pursuant to the Series C Certificate of Designations filed with the Secretary of State of the State of Delaware in April 2026 and was sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act.

Uber Transactions

Vehicle Production Agreement

In April 2026, the Company announced the entry into a Second Vehicle Production Agreement (the “Second VPA”, together with the First VPA, the “VPAs”) with Uber, under which Uber and its designated fleet operators have agreed to purchase a minimum commitment (the “Minimum Quantity Guarantee”) of 25,000 Lucid Midsize platform vehicles for use as robotaxis that have been modified to include certain autonomous driving hardware and other features (the “Lucid Midsize Plus vehicles”) over a six-year period following the start of production. Start of production of Lucid Midsize Plus vehicles is targeted to occur in late 2028.

Pursuant to the offset provisions under the First VPA we entered into with Uber on July 16, 2025, the Minimum Quantity Guarantee increased the aggregate number of Lucid Gravity Plus and Lucid Midsize Plus vehicles Uber is committed to purchase to at least 35,000 units.

Uber Private Placement

In April 2026, in connection with the Second VPA, the Company and SMB entered into a subscription agreement, under which the Company issued to SMB, in a private placement, $200.0 million of its common stock.

Underwriting Agreement

In April 2026, the Company entered into the 2026 Underwriting Agreement with the Underwriter, under which the Underwriter purchased from the Company shares of common stock in a registered offering, and the Company received aggregate net proceeds of $291.5 million.

DDTL Credit Facility

In April 2026, the Company borrowed $500.0 million under the DDTL Credit Facility. In April 2026, the Company also entered into the DDTL Amendment, pursuant to which the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $500.0 million, such that, after giving effect to such increase, the aggregate sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $2.5 billion.

The DDTL Amendment, among other things, eliminated the minimum liquidity covenant and removed the requirement that the Company fully utilize the borrowing availability under the ABL Credit Agreement (as defined therein) prior to making borrowings under the DDTL Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026. This discussion may contain forward-looking statements based upon Lucid’s current expectation, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, in Part II, Item 1A of this Quarterly Report.
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
Recent Developments

Series C Subscription Agreement

In April 2026, we entered into the Series C Subscription Agreement with Ayar. Pursuant to the Series C Subscription Agreement, we issued to Ayar 55,000 shares of our Series C Redeemable Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $550.0 million in a private placement.

The Series C Redeemable Convertible Preferred Stock sold to Ayar pursuant to the Series C Subscription Agreement was issued pursuant to the Series C Certificate of Designations filed with the Secretary of State of the State of Delaware in April 2026 and was sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act.

Uber Transactions

Vehicle Production Agreement

In April 2026, we announced the entry into the Second VPA with Uber, under which Uber and its designated fleet operators have agreed to the Minimum Quantity Guarantee of 25,000 Lucid Midsize platform vehicles for use as robotaxis that have been modified to include certain autonomous driving hardware and other features (the “Lucid Midsize Plus vehicles”) over a six-year period following the start of production. Start of production of Lucid Midsize Plus vehicles is targeted to occur in late 2028.

Pursuant to the offset provisions under the first VPA we entered into with Uber on July 16, 2025, the Minimum Quantity Guarantee increased the aggregate number of Lucid Gravity Plus and Lucid Midsize Plus vehicles Uber is committed to purchase to at least 35,000 units.

Uber Private Placement

In April 2026, in connection with the Second VPA, we and a subsidiary of Uber, SMB, entered into a subscription agreement, under which we issued to SMB, in a private placement, $200.0 million of our common stock.

Underwriting Agreement

In April 2026, we entered into the 2026 Underwriting Agreement with the Underwriter, under which the Underwriter purchased from us shares of our common stock in a registered offering, and we received aggregate net proceeds of $291.5 million.

DDTL Credit Facility

In April 2026, we borrowed $500.0 million under the DDTL Credit Facility. In April 2026, we also entered into the DDTL Amendment, pursuant to which the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $500.0 million, such that, after giving effect to such increase, the sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $2.5 billion.

The DDTL Amendment, among other things, eliminated the minimum liquidity covenant and removed the requirement that we fully utilize the borrowing availability under the ABL Credit Agreement (as defined therein) prior to making borrowings under the DDTL Credit Facility.

CEO Announcement

In April 2026, we announced that Silvio Napoli will be our next Chief Executive Officer (“CEO”). Mr. Napoli is expected to be appointed as our CEO once he receives the right to work in the U.S. In addition, Mr. Napoli was appointed to our Board of Directors and Executive Committee.
Potential Impact of Adverse Economic Conditions and Trade Policy Uncertainties on our Business
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, bank closures and liquidity concerns at financial institutions, or other factors, have in the past and may in the future have an adverse impact on our business, prospects, financial condition and results of operations. If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for our products may result in a decline in product sales, with a corresponding material adverse impact on our business, prospects, financial condition and results of operations. Given our premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on us compared to our competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls could also cause supply chain and logistical challenges and operational risks. In particular, the U.S. federal government enacted the law commonly referred to as the OBBBA, which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications.
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
Distribution Models
We operate a direct-to-consumer sales and service model in North America, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sales of the Lucid Air, the Lucid Gravity, and any future vehicle programs, including the upcoming Midsize platform, that we may offer over the coming decade, including to open additional studios, expand our sales force, grow marketing and brand awareness, and establish a robust service center operation. As of March 31, 2026, we have opened 62 studios and service centers (excluding temporary and satellite service centers): 39 in the United States (14 in California, four in New York, three in Florida, two in each of Arizona, Illinois, Massachusetts, New Jersey, Texas, Virginia and Washington, and one in each of Colorado, Georgia, Michigan and Pennsylvania), seven in Germany, five in Canada, four in Saudi Arabia, three in Switzerland, two in Norway, one in Netherlands, and one in the United Arab Emirates. We also plan to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to delivering and servicing the Lucid EVs we currently manufacture and sell.
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

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$282,465	$235,048	$47,417	20%
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
Revenue increased by $47.4 million, or 20% for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily driven by our ramp-up of the Lucid Gravity. Lucid Gravity which has a higher average selling price, resulted in a favorable product mix that contributed to the increase in the revenue. The increase was partially offset by a decrease of $31.5 million in regulatory credit sales for the three months ended March 31, 2026, as compared to the same period in the prior year. We believe the recent proposal to lower the U.S. federal fuel economy standards and eliminate CAFE EV credit trading may create uncertainties to future regulatory credit sales. Please see “Risk Factors — Risks Related to Our Business and Operations — The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations”.
Cost of Revenue and Gross Profit (Loss)
The following table presents our cost of revenue and gross profit (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cost of revenue	$594,170	$463,560	$130,610	28%

Gross profit (loss)	$(311,705)	$(228,512)	$(83,193)	(36)%

Gross margin	(110.4)%	(97.2)%
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
Cost of revenue increased by $130.6 million, or 28% for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to higher inventory write-downs including losses from firm purchase commitments and approximately $41.0 million of incremental tariff cost impact resulting from U.S. tariffs implemented in February 2025, and increased in unit costs attributable to a higher Lucid Gravity product mix. These increases were partially offset by an estimated IEEPA tariff refund of approximately $53.0 million, recorded following the U.S. Supreme Court’s February 2026 ruling that certain tariffs imposed under the IEEPA were unlawful. See Note 4 “Balance Sheets Components” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. In the near term, we expect our production volume of vehicles to continue to be less than our manufacturing capacity.

We recorded write-downs of $237.9 million and $151.6 million for the three months ended March 31, 2026 and 2025, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The increase in the write-downs was primarily due to higher inventory balance driven by the Lucid Gravity production ramp-up and tariff impacts for the three months ended March 31, 2026, as compared to the same period in the prior year. While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact our financial results. We expect inventory write-downs could negatively affect our costs of vehicle sales in the near term as we ramp production volumes up toward our manufacturing capacity.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. The impact of the IRA on our results of operations was not material for the three months ended March 31, 2026 and 2025. We will continue to evaluate the expected future impact of the IRA on our business and financial statements upon issuance of additional regulatory guidance.
Gross margin was (110.4)% for the three months ended March 31, 2026, as compared to (97.2)% for the same period in the prior year. The decrease in gross margin was primarily driven by higher inventory write-downs including losses from firm purchase commitments, $41.0 million of incremental tariff cost, and $31.5 million lower regulatory credit sales during the three months ended March 31, 2026, as compared to the same period in the prior year. These impacts were partially offset by an estimated IEEPA tariff refund of approximately $53.0 million recorded during the three months ended March 31, 2026 and a favorable product mix. Our gross margin was also negatively impacted by the fact that our direct production costs for vehicles sold during the period exceeded the revenue generated from those sales, independent of the charges for inventory write-downs.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Research and development	$335,670	$251,246	$84,424	34%
Selling, general and administrative	304,176	212,175	92,001	43%
Workforce reduction charges	37,934	—	37,934	*nm
Total operating expenses	$677,780	$463,421	$214,359	46%
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
Research and development expense increased by $84.4 million, or 34% for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase was primarily attributable to increases of $42.9 million in engineering, design and testing services, and prototype materials related mostly to the Midsize platform, $27.6 million in payroll related expenses, and $8.0 million in utilization of contractors and professional fees primarily related to an increase in headcount to support our Midsize platform.

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
Selling, general, and administrative expense increased by $92.0 million, or 43% for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase was primarily attributable to increases of $32.1 million in stock-based compensation expenses, primarily driven by a reversal of previously recognized expenses for the former CEO’s unvested time-based RSUs during the three months ended March 31, 2025, $18.1 million in payroll related expenses due to our continued commercialization and growth strategy, $16.5 million in facilities and rental related costs, and $15.8 million in sales and marketing expenses.
Workforce Reduction Charges
On February 20, 2026, we announced the 2026 Plan that intended to align with our long-term operating goals as we focus on the start of production of our Midsize platform, expansion into the robotaxi market and development of ADAS technologies, as well as the sale and distribution of our current models in existing and new geographies. We expect to substantially complete the 2026 Plan by the end of the second quarter of 2026, subject to local law and consultation requirements. As a result of the 2026 Plan, we expect to incur total workforce reduction charges of approximately $40 million, primarily related to severance payments, employee benefits, and employee transition. During the three months ended March 31, 2026, we recorded workforce reduction charges of $37.9 million. See Note 3 “Workforce Reduction” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$—	$12,861	$(12,861)	(100)%
Change in fair value of equity securities of a related party	(10,221)	(13,453)	3,232	(24)%
Change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party)	7,375	281,700	(274,325)	(97)%
Interest income	13,104	52,209	(39,105)	(75)%
Interest expense	(41,073)	(11,883)	(29,190)	246%
Other income (expense), net	(7,867)	2,965	(10,832)	*nm
Total other income (expense), net	$(38,682)	$324,399	$(363,081)	*nm
*nm - not meaningful
Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the Private Placement Warrants to purchase shares of our common stock that were effectively issued upon the closing in connection with the Merger. Our common stock warrant liability is subject to remeasurement to fair value at each reporting period.
The Private Placement Warrants remained unexercised as of March 31, 2026, and the liability was remeasured to a fair value of nil as of March 31, 2026 and December 31, 2025. The changes in fair value were nil and $12.9 million during the three months ended March 31, 2026 and 2025, respectively, and were classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, in connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin. The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were remeasured to fair values of $13.6 million and $24.3 million as of March 31, 2026 and December 31, 2025, respectively. The changes in fair value resulted in unrealized losses of $10.2 million and $13.5 million for the three months ended March 31, 2026 and 2025, respectively, and were classified within change in fair value of equity securities of a related party in the condensed consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 15 “Related Party Transactions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
The derivative liabilities of the Redeemable Convertible Preferred Stock were remeasured to a fair value of $8.8 million and $16.2 million as of March 31, 2026 and December 31, 2025, respectively. We recognized gains of $7.4 million and $281.7 million for the three months ended March 31, 2026 and 2025, respectively, primarily driven by a decrease in our stock price, within change in fair value of derivative liabilities associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Interest Income
Interest income decreased by $39.1 million, or 75% for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to lower average cash and investment balances.
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
Interest expense increased by $29.2 million, or 246% for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase was primarily due to higher interest expense of $30.8 million from the issuances of the 2030 Notes and the 2031 Notes in April 2025 and November 2025, respectively, and higher interest expense of $5.5 million from the GIB credit facility resulting from higher average borrowings, partially offset by an increase of $8.1 million in interest capitalized on construction in progress related to significant capital asset construction during the three months ended March 31, 2026, as compared to the same period in the prior year.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, changes in residual value guarantee reserve, and realized gains or losses on the sale of available-for-sale securities. Our foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Other income (expense), net changed by $10.8 million for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to changes in foreign exchange rates, residual value guarantee reserve, and realized gains on the sale of available-for-sale securities.
Provision for (Benefit from) Income Taxes
The following table presents our provision for (benefit from) income taxes for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Provision for (benefit from) income taxes	$177	$(1,363)	$1,540	*nm
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
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, we had $714.0 million of cash, cash equivalents, and investments. We also had $1.98 billion, $468.4 million, and $2.3 million of unused available credit amounts from the DDTL Credit Facility, the ABL Credit Facility, and the 2025 GIB Credit Facility, respectively, as of March 31, 2026. Our existing sources of liquidity include cash, cash equivalents, investments, and unused available credit amounts from credit facilities. We funded operations primarily with issuances of common stock, convertible preferred stock, convertible notes, and loans.
We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity for at least the next 12 months, including investment in funding (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) further expansion of AMP-1 in Casa Grande, Arizona, (iv) construction of the CBU portion of AMP-2 in Saudi Arabia, (v) vendor tooling, (vi) expansion of retail studios and service centers, and (vii) other initiatives related to the sale of vehicles or technology.
We anticipate our cumulative spending on capital expenditures to be in a range of approximately $1.2 billion to $1.4 billion for the fiscal year 2026 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect to continue to receive financing and support for certain capital expenditures in connection with AMP-2 construction and purchases of machinery, tooling, and equipment. Refer to Note 6 “Debt” and Note 15 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global technology automotive company targeting volumes in line with Lucid’s aspirations.
As of March 31, 2026, our total minimum lease payments are $646.4 million, of which $84.4 million is due in fiscal year 2026. We also have non-cancellable long-term commitments of approximately $2.63 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 10 “Leases” and Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may elect at any time to convert their 2026 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 1.8255 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents an initial conversion price of approximately $547.80 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2026 and December 31, 2025, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
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
2030 Notes and Capped Call Transactions
2030 Notes
In April 2025, we issued $1,100.0 million of the 2030 Notes. Contemporaneously with the 2030 Notes offering, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. The 2030 Notes accrue interest at a rate of 5.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. The 2030 Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before January 1, 2030, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events. From and after January 1, 2030, noteholders may elect at any time to convert their 2030 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 33.3333 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents an initial conversion price of approximately $30.00 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2026 and December 31, 2025, we were in compliance with applicable covenants under the indenture governing the 2030 Notes.
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

2031 Notes
In November 2025, we issued $975.0 million of the 2031 Notes. Contemporaneously with the 2031 Notes offering, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $755.7 million aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes. The 2031 Notes accrue interest at a rate of 7.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2026. The 2031 Notes will mature on November 1, 2031, unless earlier repurchased, redeemed or converted. The holders may require us to repurchase the 2031 Notes on November 1, 2029. Before the close of business on the business day immediately before August 1, 2031, noteholders will have the right to convert their 2031 Notes only upon the occurrence of certain events. From and after August 1, 2031, noteholders may elect at any time to convert their 2031 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 48.0475 shares of common stock per $1,000 principal amount of the 2031 Notes, which represents an initial conversion price of approximately $20.81 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2026 and December 31, 2025, we were in compliance with applicable covenants under the indenture governing the 2031 Notes.
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
SIDF Loan Agreement
On February 27, 2022, Lucid LLC entered into the SIDF Loan Agreement with SIDF, a related party of the PIF, which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide SIDF Loans to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.2 million). SIDF Loans are financing and will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to us or any of our other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.6 million) to SAR 1.77 billion (approximately $471.6 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of March 31, 2026 and December 31, 2025, no amount was outstanding under the SIDF Loan Agreement.
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

During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash. As of December 31, 2024, we recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the condensed consolidated balance sheet. During the year ended December 31, 2025 and three months ended March 31, 2026, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheets. There were no unfulfilled conditions and contingencies attached to the payments received.
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
On February 24, 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.2 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. We are required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the 2025 GIB Credit Facility. Commitments under the 2025 GIB Credit Facility will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2025 GIB Credit Facility.
The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of March 31, 2026 and December 31, 2025, we had outstanding borrowings of SAR 1,890.0 million (approximately $503.5 million) and SAR 1,755.0 million (approximately $468.0 million), respectively. The outstanding borrowings were recorded within current portion of debt in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.21% and 6.44% as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, availability under the GIB credit facility was SAR 8.7 million (approximately $2.3 million) and SAR 143.5 million (approximately $38.3 million), respectively, after giving effect to the outstanding letters of credit. As of March 31, 2026 and December 31, 2025, we were in compliance with applicable covenants under the GIB credit facility.
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
The ABL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of March 31, 2026 and December 31, 2025, we were in compliance with applicable covenants under the ABL Credit Facility.
As of March 31, 2026 and December 31, 2025, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $133.4 million and $104.1 million as of March 31, 2026 and December 31, 2025, respectively. Availability under the ABL Credit Facility was $610.0 million (including $141.6 million cash and cash equivalents) and $596.0 million (including $199.2 million cash and cash equivalents) as of March 31, 2026 and December 31, 2025, respectively, after giving effect to the borrowing base and the outstanding letters of credit.

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
In November 2025, we increased the aggregate principal amount of the DDTL Credit Facility from $750.0 million to $1.98 billion. We are required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the DDTL Credit Facility. The DDTL Credit Facility contains customary covenants that limit our ability and our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also included a minimum liquidity covenant, which was eliminated under the DDTL Amendment. As of March 31, 2026 and December 31, 2025, we were in compliance with applicable covenants under the DDTL Credit Facility, and had no outstanding borrowings under the DDTL Credit Facility.
In April 2026, we borrowed $500.0 million under the DDTL Credit Facility. In April 2026, we also entered into the DDTL Amendment, pursuant to which the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $500.0 million, such that, after giving effect to such increase, the sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $2.5 billion.
Subscription Agreements and Underwriting Agreements
In March 2024, we issued 100,000 shares of our Series A Redeemable Convertible Preferred Stock to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million after deducting issuance costs. In August 2024, we also issued 75,000 shares of our Series B Redeemable Convertible Preferred Stock to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million after deducting issuance costs. See Note 7 “Redeemable Convertible Preferred Stock” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
In October 2024, we completed the public offering pursuant to the 2024 Underwriting Agreement and received net proceeds of $718.4 million and also consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for net proceeds of $1,025.7 million after deducting issuance costs. See Note 15 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
In September 2025, we consummated the private placement of shares to SMB pursuant to the 2025 Subscription Agreement for aggregate net proceeds of $299.7 million after deducting issuance costs. See Note 8 “Stockholders’ Equity” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information. In April 2026, in connection with the Second VPA, we consummated the private placement of shares to SMB for aggregate proceeds of $200.0 million. See Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.

In April 2026, pursuant to the Series C Subscription Agreement, we issued to Ayar 55,000 shares of our Series C Redeemable Convertible Preferred Stock and received aggregate gross proceeds of $550.0 million. In April 2026, we also completed the public offering pursuant to the 2026 Underwriting Agreement for aggregate net proceeds of $291.5 million. See Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $16.6 billion and $15.6 billion as of March 31, 2026 and December 31, 2025, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(1,185,659)	$(428,613)
Cash provided by investing activities	875,186	614,021
Cash provided by financing activities	35,280	62,731
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(275,193)	$248,139
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
Net cash used in operating activities increased by $757.0 million to $1,185.7 million during the three months ended March 31, 2026, as compared to the same period in the prior year. The increase was primarily due to increases in net operating assets and liabilities of $525.2 million and net loss excluding non-cash expenses and gains of $231.8 million during the three months ended March 31, 2026, as compared to the same period in the prior year. The increase in net operating assets and liabilities was primarily attributable to a significant increase in inventory balance, reflecting higher production of the Lucid Gravity and a 29‑day production disruption resulting from a supplier quality issue affecting Lucid Gravity second‑row seats. The disruption limited vehicle completions during the period, resulting in higher work‑in‑process and finished goods inventory as of March 31, 2026.
Cash Provided by Investing Activities
Our cash flows provided by investing activities primarily relate to proceeds from sales and maturities of investments, net of purchases of investments and capital expenditures to support our growth.
Net cash provided by investing activities increased by $261.2 million to $875.2 million during the three months ended March 31, 2026, as compared to the same period in the prior year. The increase was primarily attributable to higher volume of investment sales and maturities compared to investment purchases during the three months ended March 31, 2026, as compared to the same period in the prior year.
Cash Provided by Financing Activities
We have financed our operations primarily from the issuances of equity and equity-linked securities and debt financings, the private placements to Ayar and SMB, convertible preferred stock, the proceeds of the Merger, the 2026 Notes, the 2030 Notes, and the 2031 Notes.

Net cash provided by financing activities decreased by $27.5 million to $35.3 million during the three months ended March 31, 2026, as compared to the same period in the prior year. The decrease was primarily attributable to a decrease in proceeds from borrowings from 2025 GIB Credit Facility during the three months ended March 31, 2026 compared to the same period in the prior year.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, which requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock, including preferred stock that is classified as temporary equity, be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective or modified retrospective approach. We are evaluating the impact of this amendment to the financial statements.
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
We recognize revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. Payments received before the customer obtains control of the vehicle are recorded within other current liabilities in the condensed consolidated balance sheets.

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
We provide a residual value guarantee to our commercial banking partners in connection with their vehicle leasing programs. Under the vehicle leasing program, we do not bear casualty and credit risks during the lease term, and are contractually obligated (or entitled) to share a portion of the shortfall (or excess) between the resale value realized by the commercial banking partners and a predetermined resale value. At the lease inception, we are required to deposit cash collateral equal to a contractual percentage of the residual value of the leased vehicles with the commercial banking partners. The cash collateral is held in a restricted bank account owned by the commercial banking partner until it is used, as applicable, in settlement of the RVG at the end of the lease term. Cash collateral is recorded in other noncurrent assets, subject to an asset impairment review at each reporting period.
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
The guarantee liability represents the estimated amount we expect to pay at the end of the lease term. We are released from residual risk upon either expiration or settlement of the RVG. We evaluate variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. RVG liability is assessed subsequently for any changes on a quarterly basis. As we accumulate more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that we could be required to make was $706.6 million and $705.9 million as of March 31, 2026 and December 31, 2025, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in equity price and inflationary pressure.
Equity Price Risk
We hold equity securities of Aston Martin. The fair value of these equity securities was $13.6 million as of March 31, 2026. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would not be material as of March 31, 2026.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 11 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.
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
•We face risks associated with international operations, including possible unfavorable regulatory, geopolitical, tax and labor conditions, which could adversely affect our business.
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
•establish and expand our customer base;
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
We have incurred net losses each year since our inception, including net loss of $1,028.3 million for the three months ended March 31, 2026. As of March 31, 2026, our accumulated deficit was $16.6 billion. As a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses and increasing expenses in the foreseeable future as we:
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
Demand and supply in the automobile industry is volatile. A number of factors may impact our ability to attract customers and complete the purchase process. Such volatility may result in customer cancellations, including delays in customer deliveries, delays in the availability of options, potential changes in customer preferences, competitive developments, increased interest rates, negative publicity, loss of government incentives, decreased demand for EVs, and insufficient charging infrastructure. For example, during the first quarter of 2026, deliveries of the Lucid Gravity were disrupted for 29 days due to a supplier quality issue with the second-row seats. As a result of this, our ability to meet customer demand was impacted. Increases in interest rates could make financing unaffordable for segments of our customer base and any event or incident which generates negative media coverage about us or the safety or quality of our vehicles could result in failure to attract customers, failure to complete the purchase process, and customer cancellations. In addition, if we encounter delays in customer deliveries of our vehicles that further lengthen wait times or in the event of negative media coverage, a significant number of orders may be cancelled. As such, no assurance can be given that the purchase process will be completed, orders will not be cancelled, and orders will ultimately result in the final purchase, delivery and sale or lease of vehicles.

A global economic recession, downturn or other adverse economic conditions may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, bank closures and liquidity concerns at other financial institutions, or other factors, have in the past and may in the future have an adverse impact on our business, prospects, financial condition and results of operations. If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for our products may result in a decline in product sales, with a corresponding material adverse impact on our business, prospects, financial condition and results of operations. Given our premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on us compared to our competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls could also cause supply chain and logistical challenges and operational risks. In particular, the U.S. federal government enacted the law commonly referred to as the OBBBA, which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications. Taken together, adverse economic conditions and uncertainties surrounding trade policies, government grants or incentives, tariffs and export controls, coupled with supply chain challenges and the potential difficulty of passing costs to customers or sharing the burden with suppliers, could reduce demand for our products and have a material adverse effect on our business, prospects, results of operations and financial condition.
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
We currently generate revenue from the Lucid Air and Lucid Gravity, and are expecting to launch the Midsize platform in the near future. For the foreseeable future, we will be significantly dependent on a limited number of models. We expect to rely on sales from the Lucid Air and the Lucid Gravity, among other sources of financing, for the capital that will be required to develop and commercialize future models on our product roadmap. To the extent that production of our current or future models is delayed or reduced, or if our current or future models are not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.
If we are unable to fulfill the orders from the Government of Saudi Arabia or if the Government of Saudi Arabia purchases significantly fewer vehicles than we anticipate for any reason, our business, prospects, results of operations and financial condition could be materially and adversely affected.
In August 2023, we entered into the EV Purchase Agreement with the Government of Saudi Arabia as represented by the Ministry of Finance, which supersedes the letter of undertaking that we entered into in April 2022. Pursuant to the terms of the EV Purchase Agreement, the Purchaser may purchase up to 100,000 vehicles, with a minimum purchase quantity of 50,000 vehicles and an option to purchase up to an additional 50,000 vehicles during a ten-year period. Under the EV Purchase Agreement, the Purchaser may reduce the minimum vehicle purchase quantity by the number of vehicles set out in any purchase order not accepted by us or by the number of vehicles that we fail to deliver within six months from the date of the applicable purchase order. The Purchaser also has the sole and absolute discretion to decide whether to exercise the option to purchase the additional 50,000 vehicles. See Note 15 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

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
Third-party dealer networks are the traditional method of vehicle sales distribution and service in North America. Currently, we sell directly to consumers; therefore, we do not have a traditional dealer product distribution and service network. We have limited experience distributing directly to consumers, and we expect that continuing to build a national and global in-house sales and marketing function, including an expanded physical sales, marketing and service footprint via our Lucid studios and service centers, will be expensive and time consuming. We have experienced delays in the construction and opening of our Lucid studios and service centers and any significant delays to establish Lucid studios and service centers in key markets in the future could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, if our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our business model of selling directly to consumers and directly servicing all vehicles may be limited by regulatory constraints. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial condition could be adversely affected. As we expand globally, we are actively evaluating alternative importer and agency models designed to enhance flexibility, increase our speed to market in a capital efficient manner, and optimize our distribution strategy in response to evolving market dynamics. Such efforts require significant information systems to be developed and deployed, which may prove costly, time-consuming or ineffective.
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
•considerations about the total cost of ownership of EVs, including the initial purchase price and accumulated depreciation, as well as operating and maintenance costs;
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
•government regulations and the availability, reduction or elimination of economic incentives promoting fuel efficiency and alternate forms of energy;
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
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, public charging station locations are significantly less widespread than gas stations. Furthermore, public charging stations sometimes experience downtime, leading to customer dissatisfaction. Although we have partnered with third-party EV charging providers to offer charging stations to our customers, the public charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread and reliable public charging infrastructure. In addition, although we have gained access to Tesla’s Supercharger network, any delay in implementing changes in Lucid vehicles required by Tesla with respect to charge ports may result in Tesla denying our access to their network, and there is no guarantee that our customers will not experience performance, access or other issues with this or other charging networks. In addition, there has been additional scrutiny into funding that supports the EV industry under the current U.S. administration. Consequently, the deployment of public charging stations may not occur at planned levels, which could limit the development of public charging infrastructure and decrease the attractiveness of EVs. Lastly, Congress may pass or amend legislation related to EVs that could adversely impact the availability of funding under existing programs.
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
•implementing and enhancing administrative and business infrastructure, governance, systems and processes, including in connection with our status as a public company; and
•expanding into new markets and establishing sales, service, administrative, distribution, or manufacturing operations and partnerships in many of those markets.
We require qualified personnel, including design and manufacturing personnel and service technicians for our vehicles. Our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in EVs may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing, producing, selling, and servicing EVs is intense, and we may not be able to identify, attract, train, motivate or retain sufficient highly qualified personnel in the future. Furthermore, we have in the past reduced the size of our workforce, and implemented a workforce reduction plan in February 2026 and other actions relating to contractors in April 2026. Any such plan may adversely affect our internal programs and initiatives, our ability to recruit and retain skilled and motivated personnel, may be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions in the future. The failure to identify, attract, train, motivate and retain these employees could seriously harm our business and prospects. In addition, our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards to be received by the employees for any reason, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key employees were to separate their employment with us, such separation would likely increase the difficulty of managing our current operations and future growth and heighten the foregoing risks.

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
We face risks associated with international operations, including possible unfavorable regulatory, geopolitical, tax and labor conditions, which could adversely affect our business.
As we expand our international presence and operations, we will be increasingly subject to the legal, geopolitical, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we have been expanding and may continue to expand our sales, maintenance and repair services outside of the United States. We are also continuing the construction of AMP-2 in Saudi Arabia and may continue to further expand our manufacturing activities outside the United States. However, we have limited experience to date manufacturing or selling our vehicles outside of the United States, and such expansion has and will continue to require us to make significant expenditures, including the hiring of local employees and establishing facilities and related systems and processes, in advance of generating any significant revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell, service and manufacture our vehicles, and require significant management attention. These risks include:
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
•United States and foreign government trade restrictions, tariffs, price or exchange controls, and export controls, including political risk and customer perceptions based on such changes and risks;
•threat of a trade war that could impede the transition to EVs, disrupt global supply chains, and delay the implementation of economic competitiveness policies;
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

•political instability, natural disasters, pandemics, wars, military actions, global or regional conflicts or other geopolitical events (including the war in Ukraine, the military operations in the Gulf region and the Middle East and the potential escalation and broadening of the conflict in Iran, each of which affect global energy prices and disrupt supply chains both regionally and globally, and have and may continue to adversely impact our operations in the Middle East, delay shipments of equipment and components, particularly those that go through the Strait of Hormuz shipment route, or hinder the movement of personnel necessary for our international manufacturing and logistics activities), or events of terrorism; and
•the strength of international economies.
If we fail to successfully address these risks, they could materially and adversely affect our business, prospects, results of operations and financial condition.
The automotive industry has significant barriers to entry that we must overcome in order to manufacture and sell EVs at scale.
The automobile industry is characterized by significant barriers to entry, including large capital requirements, investment costs of designing, manufacturing, and distributing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image, and the need to establish sales and service locations. Since we are focused on the design of EVs, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter, including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing EVs, regulations associated with the transport or storage of batteries, the need to establish or provide access to sufficient charging locations and unproven high-volume customer demand for EVs. While we have developed and started producing Lucid Air and Lucid Gravity and have completed the first two phases of construction of AMP-1 and the SKD portion of AMP-2, we have not finished tooling all production lines for AMP-1, and further construction of AMP-1 and the second phase of AMP-2 is underway. If we are not able to overcome these barriers, our business, prospects, results of operations and financial condition will be negatively impacted, and it will harm our ability to grow our business.
The automotive market is highly competitive, and we may not be successful in competing in this industry.
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the EV industry has grown, with the emergence of several companies that focus completely or partially on the EV market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. EV manufacturers with which we compete include Tesla, Rivian, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own EVs in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, including certain manufacturers who have entered or plan to enter the alternative fuel and EV market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales of luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. Vehicle price reductions by our competitors may result in downward price pressure and reduced demand for our vehicles. We may not be able to adjust our pricing strategies effectively, and there can be no assurance that such adjustments will allow us to successfully compete against our competitors, which may have a material adverse effect on our brand, business, prospects, inventory levels, results of operations and financial condition. In addition, increased competition has in the past and may continue to require us to increase marketing and incentive expenses, which may have a material adverse effect on our operating results and financial condition. We expect competition in our industry to significantly intensify in the future in light of the increased demand for alternative fuel vehicles, global competitors, macroeconomic uncertainty, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.

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
We benefit from government and economic programs in the United States and abroad that encourage the development, manufacture or purchase of EVs, such as ZEV credits, production tax credits, GHG credits and similar regulatory credits, the loss of which has and may continue to harm our ability to generate revenue from the sale of such credits to other manufacturers; the availability of tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California, Michigan and Arizona. In addition, changes to non-financial incentives may also impact demand for our products, such as the federal government’s announcement that electric and other clean air vehicles will no longer be able to use carpool lanes without meeting the high occupancy requirements. We may also benefit from government loan or grant programs. While such EV-related governmental programs and economic incentives have been available in the United States, Canada and the EU, there is no guarantee that they will be available in the future. Any reduction, elimination, limitation or selective application of tax and other governmental programs and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of the EV industry generally or our EVs in particular, which would adversely affect our business, prospects, financial condition and results of operations. On July 4, 2025, the OBBBA was enacted, which among other things, eliminated tax credits related to the EV industry. In addition, the OBBBA eliminated the penalties that automakers would pay if they failed to meet CAFE standards, effectively eliminating the financial incentive to comply with those standards. Additionally, the current U.S. presidential administration has issued executive orders that aim to revoke or weaken fuel efficiency and emissions regulations established by the prior administration, and has issued proposed rulemakings that would repeal federal GHG emission standards for certain vehicles and engines and eliminate our CAFE credits. While certain aspects of the OBBBA and the proposed actions by the administration remain subject to the outcome of pending litigation, the ultimate resolutions of such matters remain uncertain. The administration has issued a policy statement aimed at eliminating the “EV mandate,” which targets state-level emissions waivers and governmental subsidies. The administration also revoked the waiver by the U.S. Environmental Protection Agency (“EPA”) that had allowed California and certain other states to implement more stringent emissions standards for heavy-duty vehicles and to require all new passenger cars, trucks, and SUVs sold in California to be zero-emission by 2035. In particular, the NHTSA has proposed a rule that would, among other things, reset and reduce CAFE standards and eliminate CAFE EV credit trading. In response, California and certain other states have initiated litigation challenging the legal validity of these actions. The outcome of the litigation remains uncertain. See “— Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.” These, and any similar legislative or executive actions in the future, may adversely affect demand for our vehicles as well as our business, prospects, financial condition and results of operations.

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
We design our vehicles with proprietary ADAS hardware and software. The Lucid Air and Lucid Gravity are equipped with Level 2 (partial automation) ADAS functionality. Additionally, our vehicles are capable of integrating third-party ADAS hardware and software. For example, in July 2025, we entered into an integration agreement with Nuro to install autonomous driving software in Lucid Gravity vehicles, in conjunction with our agreement with Uber, to enable Uber and its designated fleet operators to operate such vehicles, in specified geographical area, without human intervention (“Level 4 autonomy”). In addition, we entered into the Second VPA with Uber in April 2026, further expanding our strategic partnership in connection with our Midsize platform vehicles. Over time, we plan to upgrade our vehicles with additional ADAS and autonomous vehicles (“AV”) capabilities. ADAS and AV technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by NHTSA that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS or third-party technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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

Gasoline and other petroleum-based fuel prices have historically been extremely volatile and it is difficult to ascertain whether such volatility will continue to persist, which could be exacerbated by geopolitical events, including the recent conflict in Iran. Lower gasoline or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for EVs, including our vehicles, may decrease, which would have an adverse effect on our business, prospects, financial condition and results of operations.
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
Furthermore, we rely on third-party suppliers for the development, manufacture, and supply of many key components and materials used in our vehicles, as well as for provisioning and servicing equipment at our manufacturing facilities. We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and the limited availability of reliable third-party suppliers. For example, the military operations in the Gulf region and the Middle East and the potential escalation and broadening of the conflict in Iran, each of which affect global energy prices and disrupt supply chains both regionally and globally, have and may continue to adversely impact our operations in the Middle East, delay shipments of equipment components, particularly those that go through the Strait of Hormuz shipment route, or hinder the movement of personnel necessary for our international manufacturing and logistics activities. These challenges have affected our ability, as well as the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances, have resulted in increased costs and delays in facilities construction and expansion as well as vehicle production ramp-up. We expect the risk of unexpected disruptions to continue for the foreseeable future. Any delays by our suppliers in delivering or developing necessary components may result in further setbacks to our production and delivery timelines.
The continued development, manufacturing and production ramp of our vehicles, including the Lucid Air, the Lucid Gravity and our upcoming Midsize platform, are and will be subject to risks, including with respect to:
•our ability to ensure ongoing readiness of firmware features and functions to be integrated into our vehicles as planned and on the desired timeline;

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
•securing in a timely manner necessary raw materials and components that meet our quality standards, cost-effectively in domestic and international sourcing, including raw materials and components subject to China’s export control requirements regarding certain rare-earth minerals and semiconductor-related products, such as microchips and memory;
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

In addition, we have experienced, and in the future could continue to experience, delays if our suppliers do not meet agreed-upon timelines and volumes, experience capacity constraints, or deliver components that do not meet our quality standards or other requirements. For example, during the first quarter of 2026, deliveries of the Lucid Gravity were disrupted for 29 days due to a supplier quality issue with the second-row seats. Any disruption in the supply of components, including battery cells, magnets and semiconductors, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in situations where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has recently experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.
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
Furthermore, our ability to manufacture our vehicles depends on continued and reliable access to semiconductors and microchips that incorporate them. The global semiconductor supply shortage, including as a result of China’s export controls over Nexperia’s microchip products, has impacted the automotive industry and affected many suppliers and manufacturers, including us. In addition, global supply constraints for DDR4 and DDR5 memory may persist due to increasing demand driven by artificial intelligence applications, which could adversely affect availability and costs. We have experienced, and may continue to experience, an impact on our operations as a result of such shortages, which could delay or reduce planned production levels of our current and future vehicles and have an adverse effect on our business, prospects and results of operations. Moreover, export controls, particularly those affecting components within our supply chain, such as China’s restrictions on certain rare-earth minerals, has posed, and could continue to pose, risks to our production and distribution capabilities. In addition, foreign currency fluctuations, tariffs, shortages in petroleum or natural gas and other economic or political conditions have contributed to and may continue to result in significant increases in freight charges and raw material costs. These risks could be further magnified by geographical developments, global or regional conflicts or other geopolitical events, including the war in Ukraine, the military operations in the Gulf region and the Middle East, potential escalation and broadening of the conflict in Iran, which affects shipping routes both regionally and globally and in particular, the Strait of Hormuz shipment route. In particular, geopolitical conflicts in Iran have disrupted the supply of materials critical in our manufacturing processes. Although we have been actively pursuing alternative sources, our remaining inventory may be limited, and any delay in qualifying replacement suppliers could adversely impact production. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. Any attempts to raise product prices in response to increased material costs could lead to reduced demand for our vehicles and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.
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
We have completed the initial and second phases of construction at AMP-1 and the SKD portion of AMP-2, and further construction of AMP-1 and the second phase of AMP-2 is in progress. We also acquired select assets and assumed leases for certain facilities previously belonging to Nikola Corporation, including Nikola’s former Coolidge manufacturing facility. However, tooling these facilities for production of our vehicles and our future expansion plans is complicated and presents significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of the Lucid Air and Lucid Gravity on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. In addition, we may encounter problems or disputes with our vendors for a variety of reasons, including for reasons beyond our control, and such disputes, with or without merit, could also cause significant delays and cost overruns. These risks could be increased because we are building our facilities from the ground up to support our EV production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commercial production at AMP-1 and SKD production at AMP-2, we have hired and trained and continue to hire, retain, and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial or SKD production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of orders and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
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

Any defects, delays or legal restrictions on vehicle features, failed OTA software updates, or other failure of our vehicles to perform as expected, could harm our brand and reputation and result in delivery delays, product recalls, order cancellations, product liability claims, breach of warranty claims or significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. Any such defects or noncompliance with legal requirements could also result in safety recalls. See “— Risks Related to Litigation and Regulation — We have in the past and may choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.” As we build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other consumer EVs could by association have a negative impact on perception and customer demand for our vehicles.
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
We have limited experience servicing or repairing our vehicles and their integrated software. Servicing software-defined vehicles and EVs is different than servicing traditional vehicles and vehicles with internal combustion engines. Our service network has limited capabilities to address software-related issues. Servicing software-defined vehicles and EVs requires specialized skills, including software development, high voltage training and servicing techniques. In addition, we may partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers or develop and implement the necessary information technology infrastructure to support them. Further, although such servicing partners may have experience in servicing other EVs, they will initially have limited experience in servicing our vehicles. We also have a limited network of locations to perform service and may also rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.
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
We provide a new vehicle limited warranty on all new vehicles and a genuine spare parts and accessories limited warranty on Lucid genuine spare parts and accessories we sell. We maintain warranty reserves to cover part replacement and other vehicle repair needs performed under warranty. In addition, we expect to provide a manufacturer’s warranty on future products we sell and may provide additional warranties on installation workmanship or performance guarantees. Warranty reserves include our management team’s best estimate of the projected costs to repair or to replace items under warranty. Such estimates are inherently uncertain, particularly in light of our limited operating history and the limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves in the future. If our reserves are inadequate to cover future maintenance requirements on our vehicles, this could materially and adversely affect our business, prospects, financial condition and results of operations. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing reserves will be sufficient to cover all claims. In addition, future laws or regulations may impose additional warranty obligations on us that go beyond our manufacturer’s warranty, which may expose us to materially higher warranty, parts replacement and repair expenses than we expect, and our reserves may be insufficient to cover such expenses.
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
We and our suppliers may be impacted by weather events, natural disasters, wars, military actions, global or regional conflicts or other geopolitical events, health epidemics or pandemics, security incidents or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona and Saudi Arabia are located in sandstorm-, flood-, or tornado-prone areas. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information technology systems or communication networks break down or operate improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, global or regional conflicts or other geopolitical events, including the recent conflict in Iran, have and may continue to increase the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.

Our vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.
The battery packs within our vehicles use, and any future energy storage systems may make use of, lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur. In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all crashes. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls, order cancellations, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion battery cells for automotive applications, disposal and recycling of lithium-ion battery cells, or any future incident involving lithium-ion battery cells, such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business and reputation.
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
Risks Related to Cybersecurity, Data Privacy, and AI-enabled Technologies
Any unauthorized access, control, manipulation, interruption or compromise to our products or information technology systems, networks, or data could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects.
Our products, services and operations rely on complex information technology systems, software‑driven features, and digital infrastructure, including connected vehicle systems, cloud‑based platforms, and third‑party networks. For example, our vehicles are designed with built-in data connectivity to accept and install periodic cloud-based (over the internet) updates to add new or enhanced functionality.
We collect, use, store, transmit and otherwise process data from vehicles, customers, employees and other third parties as part of our business operations, some of which includes personal, sensitive, confidential or proprietary information. We also work with third-party service providers and vendors to support these systems and to collect, store, and process such data and information on our behalf.
We increasingly rely on advanced data analytics, software‑driven features, and, in certain areas of our business, artificial intelligence or machine learning ‑enabled technologies (collectively, “AI-enabled technologies”) to provide and support vehicle functionality, diagnostics, customer engagement, operational decision‑making, and other business processes. The use of such technologies may increase our exposure to cybersecurity, data protection, regulatory, and operational risks, including risks related to data quality, system performance, model limitations, unintended outputs, intellectual property violations or misuse of data. If these technologies fail to operate as intended, are compromised, or are perceived to produce inaccurate, biased, or otherwise problematic outcomes, our business, reputation, and results of operations could be adversely affected.
We have taken measures designed to prevent unauthorized access, control, manipulation, interruption or compromise to our information technology systems, networks or data (including personal data) and plan to identify additional measures as we grow. Such measures may not be effective, particularly as our products, services, data practices, and reliance on third‑party and AI‑enabled technologies continue to evolve. As a result, we may be unable to anticipate, prevent, or mitigate cybersecurity, privacy, and data‑related risks. Our third-party service providers and vendors also take steps designed to protect the security and integrity of information technology systems, networks or data. However, there can be no assurance that such systems and networks will not be compromised, including as a result of cyberattacks, system vulnerabilities, software bugs, technical malfunctions, human errors, or intentional misconduct by employees, contractors, vendors, or other third parties.

Cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter or use our vehicles, products, systems and networks to (i) gain control of, (ii) change the functionality, user interface or performance characteristics of or (iii) gain access to data stored in or generated by, our vehicles, products, systems and networks. Advances in technology, such as AI-enabled technologies, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open-source software, which can create additional risks, including potential security vulnerabilities. Increasing use of such products and services in our vehicles, including with our partnerships with Nuro and Uber for AV capabilities, and AI frontier model generative AI providers of large language models (“LLMs”) heightens the risk and severity of a cybersecurity breach of our or our third-party partners’ systems. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents.
Our systems and networks are also vulnerable to damage or interruption from, among other things, software bugs, server malfunctions, software or hardware failure, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), prompt injection, domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, misuse, mistake, fraud, misconduct or other events that may harm our vehicles, products, systems and networks. Our data center and our third-party service providers’ or vendors’ data centers or our facilities could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions, unauthorized access, control, manipulation, interruption or compromise to our products, technology systems, networks or data. We implement measures designed to prevent or mitigate identified high-risk exposures and vulnerabilities, and we endeavor to maintain layered security practices designed to prevent or reduce the likelihood of a cybersecurity incident.
We may be subject to certain laws and regulations, such as “right to repair” laws that could require us to provide third-party access to certain vehicle and vehicle-connected systems. Some of our systems are not redundant, meaning the data may not be backed up in the event of damage at its primary data storage facility. Our disaster recovery planning cannot account for all eventualities, so there may be an incident that we are not prepared for. Any problems at our or our third-party service providers’ or vendors’ data centers or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any threats or possible harms.
These risks have been heightened in connection with ongoing global or regional conflicts and other geopolitical events and we cannot be certain how this new risk landscape will impact our operations. When geopolitical conflicts develop, government systems as well as critical infrastructures such as financial services and utilities may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. There can be no assurance that our business will not become a potential target as adversaries may attack networks and systems indiscriminately. Such cyberattacks may potentially cause unauthorized access to our personal, sensitive, confidential or proprietary data (including our proprietary software code), products, technology systems, or networks, resulting in a data breach, or disruption, modification or destruction of such. As a result, we may suffer monetary losses, business interruption, and long-lasting operational issues, damage to our reputation and brand or loss of our intellectual property (including trade secrets).
If we are unable to protect our personal, sensitive, confidential or proprietary data (including our proprietary software code), products, technology systems and networks from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such threats or security incidents could have negative consequences for our business and future prospects, including compromise of vehicle integrity and physical safety, monetary losses, liabilities under our contracts or to the owners of the applicable data, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property (including trade secrets). Irrespective of a complaint’s veracity, the mere mention (in headlines or elsewhere) of unauthorized access to our vehicles, products, technology systems, networks, and data may, alone, result in negative consumer sentiment when faced with the reality that all connected products (including our vehicles), systems and networks are vulnerable to being “hacked”.
The volume of our current and planned vehicle production necessitates continued development, implementation, maintenance, improvement, and expanding of our information technology and communication systems and networks in the United States and abroad, such as systems and networks for product data management, vehicle management tools, vehicle security systems, vehicle security management processes, procurement of bill of material items, supply chain management, inventory management, production planning and execution, lean manufacturing, sales, service and logistics, dealer management and financial, and tax and regulatory compliance. Our ability to operate our business will depend on the availability and effectiveness of these systems and networks that are not entirely in our control and could be impacted by system outages or similar events. The development, implementation, maintenance, improvement and expansion of these systems and networks require significant management time, support and cost.

There are inherent risks associated with developing, implementing, maintaining, improving, and expanding our core systems and networks. For example, implementing new systems and networks, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain, inventory management, and sales and service processes. These systems and networks or their required functionality may not be effectively and timely developed, implemented, maintained, improved, or expanded, which means our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems and networks or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.
Our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any OTA or other updates, may contain, errors, bugs, design defects or other vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, design defects or other vulnerabilities may reside in third-party intellectual property or open-source software and may only be discovered after our compiled code has been released. We implement processes designed to remedy issues we observe in our vehicles in a timely manner, including issuing patches for zero-day vulnerabilities and deploying OTA updates designed to resolve errors, bugs, design defects or other vulnerabilities in our vehicle software, but such efforts may not always be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we deploy software updates to address any issues but our OTA update procedures fail, our customers will need to work with our service personnel to install these updates, and their vehicle will remain vulnerable until installation of the updates. Any compromise of our personal, sensitive, confidential or proprietary data (including our proprietary software code), products, technology systems or networks or ineffective fix for errors, bugs, design defects or other vulnerabilities may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, compromise of vehicle integrity and physical safety, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, prospects, results of operations and financial condition.
We may not have adequate insurance coverage, if any, to cover losses associated with any of the foregoing. The costs of investing and remediating a large alleged data breach, or the successful assertion of one or more large alleged claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases, imposition of large deductible, exclusions or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or at all or that our insurers will not deny coverage of any claim.
We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy, cybersecurity, and AI-enabled technologies, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.
In the course of our operations, we collect, use, store, transmit, and otherwise process data from our vehicles, customers, employees and third parties as part of our business operations, some of which includes personal, sensitive, confidential or proprietary data such as names, accounts, driver license information, user IDs and passwords, and payment or transaction-related information. Additionally, we use our vehicles’ electronic systems to log information about each vehicle’s use, such as charge time, battery usage, geolocation, mileage and driving behavior, to aid it in vehicle diagnostics, repair and maintenance, as well as provide features designed to customize and improve the driving and riding experience.
Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and cybersecurity that govern our collection, use, storage, transmission, and other processing of personal data including that of our employees, customers and other third parties with whom we conduct business. We operate in a rapidly evolving regulatory environment with respect to cybersecurity, data protection, privacy, and artificial intelligence, including under U.S. federal and state laws, international regulations, and emerging AI‑specific frameworks. Compliance with these requirements may restrict our ability to collect, use, store, transmit, or otherwise process data; require changes to our products, services, or business practices; increase operational complexity; and require significant management attention and financial resources. Our failure, or perceived failure, to comply with applicable requirements could result in regulatory investigations, enforcement actions, fines, penalties, litigation, or other adverse consequences.

These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. As we expand our global footprint, our risk profile changes, and we will need to manage against the varied applicable data protection rules and regulations in the context of the new jurisdictions, business models and market strategies. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, at the international level, the European Union (“EU”) adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, as well as the European Data Act, the EU Artificial Intelligence Act (the “AI Act”), and the Cyber Resilience Act in 2024. Canada adopted and continued to amend the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in addition to applicable provincial laws. The United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022. Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which came into effect in September 2023. Similarly, China’s Data Security Law (“DSL”) and Personal Information Protection Law (“PIPL”) have been effective since 2021. Additionally, we are also subject to the data privacy laws of the UK, including the UK General Data Protection Regulation (“UK GDPR”). Each of these regulations impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under applicable laws and regulations) can be costly, and any failure to comply with these regulatory standards could subject us to legal, financial, and reputational risks.
For example, failure to comply with the GDPR can result in significant fines and other liability, including fines of up to EUR 20 million or four percent (4%) of global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. The cost of compliance, and the potential for fines and penalties for non-compliance, with the GDPR may have a significant adverse effect on our business and operations. Legal developments in the European Economic Area (“EEA”), including rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have also created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other countries outside the EEA. While we have taken steps designed to mitigate the impact on us, the efficacy and longevity of these mechanisms remain uncertain. Additionally, we continue to monitor our compliance obligations with a final rule adopted by the U.S. Department of Justice, which prohibits and restricts certain covered data transactions that result in the transfer or access to bulk U.S. sensitive personal data by countries of concern or covered persons, effective April 8, 2025, as well as a final rule adopted by the Bureau of Industry and Security that prohibits specific transactions involving the import or sale of connected vehicles and certain hardware and software with a sufficient nexus to China or Russia, applicable to vehicles from model year 2027. These regulations may impact our potential future business operations in China.
At the U.S. federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including with respect to data privacy and cybersecurity) (“FTC”) and the Gramm Leach Bliley Act (which regulates the confidentiality and security of customer information obtained by financial institutions, including non-banking financial institutions such as mortgage brokers, motor vehicle dealers, and payday lenders). Our financial services program, for example, will be subject to, among other applicable laws and regulations, the Safeguards Rule, as recently amended by the FTC (the “FTC Safeguards Rule”), which, among other things, requires non-banking financial institutions to design and implement safeguards to protect customer information, and the financial data collected as part of the financial services program consequently requires additional security and administrative controls. Additionally, there has been increasing regulatory scrutiny from the SEC with respect to adequately disclosing risks concerning cybersecurity and data privacy, which increases the risk of investigations into the cybersecurity and data privacy practices, and related disclosures, of companies within its jurisdiction, which at a minimum can result in distraction of management and significant diversion of resources. SEC cybersecurity disclosure rules (the “SEC Cybersecurity Disclosure Rules”) for public companies require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports.
At the U.S. state level, we are subject to laws and regulations such as the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020, collectively, the “CCPA”). The CCPA establishes a privacy framework for covered businesses, such as our business, including an expansive definition of personal information and data privacy rights for California residents, and expanded rights with respect to certain sensitive personal information. The CCPA includes potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California residents with certain privacy-related disclosures and rights related to their personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. The California Privacy Rights Act also established a state agency, the California Privacy Protection Agency, vested with the authority to implement and enforce the CCPA. A number of other U.S. states have enacted or are in the process of enacting, or considering similar laws. Compliance with these state laws, other similar state or federal laws that may be enacted in the future, and other applicable data privacy and cybersecurity laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms designed to comply with such laws and regulations, which could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner that adversely affects our financial performance.

We post public privacy policies and other documentation regarding our collection, use, storage, transmission, and other processing of personal data. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts designed to meet such obligations, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences and subject us to potential local, state and federal action if our published privacy policies and documentation are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have allegedly violated individuals’ privacy rights or failed to comply with applicable privacy notices or applicable data privacy laws, regulations, standards, policies, or contractual obligations could, even if we are not found liable, be extremely expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. For example, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a breach. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Furthermore, the SEC Cybersecurity Disclosure Rules require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four business days of determining an incident is material. Additionally, upon discovery of an incident in which the unencrypted customer information of at least 500 consumers is acquired without authorization, the FTC Safeguards Rule requires notifying the FTC as soon as possible, and no later than 30 days after discovery of such incident. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and could require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.
We are also impacted by regulations that obligate us to share vehicle repair-related information such as vehicle telemetry data, which may include sensitive data like precise geo-location information, with third parties, including repair shops and repair tool hardware developers, under what are commonly called “right-to-repair” laws. Other U.S. state, federal, and foreign jurisdictions are exploring expanding these right-to-repair obligations, which may result in additional risk due to an increased number of third parties are processing data. Furthermore, some agencies within the U.S. federal government, including certain members of Congress and the NHTSA, have increasingly directed their focus to automotive cybersecurity issues and connected vehicle data, which could lead to additional automotive cybersecurity and connected vehicle regulations. In addition, the United Nations Economic Commission for Europe (“UNECE”) has introduced regulations governing connected vehicle cybersecurity in the EU which are mandatory for all new vehicle types from July 2022 and all new vehicles produced from July 2024. Similar regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect our business in European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity and connected vehicle data, we would be required to modify our systems to comply with such regulations, which would impose additional costs and introduce delays and could expose us to potential liability to the extent our automotive cybersecurity systems and connected vehicle data practices are inconsistent with such regulations.
New products, services and business lines may face scrutiny from regulators as well. Any changes in laws, rules or regulations regulating AI-enabled technologies could require us to expend significant resources in an effort to modify our products, services, or operations to facilitate compliance or remain competitive. As our engagement with AI-enabled technologies increases, we may be impacted by emerging artificial intelligence rules, regulations, and frameworks globally, including the AI Act and the EU Product Liability Directive (the “Directive”). This Directive extends the EU’s existing strict product liability regime to AI-enabled technologies and facilitates civil claims in respect of alleged harm caused by artificial intelligence. This in combination with other nascent data privacy and cybersecurity laws and regulations, leads to a high degree of uncertainty as to their interpretation and application. If such laws and regulations are implemented, interpreted or applied in a manner inconsistent with our current or future practices or policies, or if we fail to comply with applicable laws or regulations, as well as contractual obligations, policies and industry standards, or to secure personal information, we could be subject to investigations, enforcement actions and other proceedings, which could result in substantial fines, damages, injunctions, orders to change our business practices, and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

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
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. We have faced and continue to face potent competition for highly skilled workers in the United States, especially in California. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our business success. Because we operate in an advanced technology and innovation sector, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be amplified by our ongoing transition to full-scale, high-volume commercial vehicle manufacturing, where—despite significant progress in a short time—we continue to face competitors that may be more established, and therefore may have more predictable supply chains, more developed manufacturing capabilities and more brand recognition than we do at this time. Any failure to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
In addition, any workforce reduction plan may also be distracting to employees and management and may negatively impact our ability to continue to attract and retain highly skilled personnel. We have in the past reduced the size of our workforce, and implemented a workforce reduction plan in February 2026 and other actions relating to contractors in April 2026. Any such plan may adversely affect our business operations, reputation, or ability to serve customers. The replacement of any members of our senior management team or other key employees could involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
On April 14, 2026, we announced that Silvio Napoli is expected to be appointed as the Company’s CEO once he receives the right to work in the U.S. In the event we are unable to transition seamlessly from our Interim CEO to the new CEO, or if the new CEO should unexpectedly prove to be unsuitable for our Company, the resulting disruption could have an adverse effect on our operations or financial condition or impede our ability to execute our strategic plan.
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

Furthermore, although none of our United States or international based employees is currently represented by a labor union that we are aware of at this time, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Some unions may attempt and have announced to attempt to organize non-union automakers in the U.S., including us. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, or similar activities with certain consultation rights with respect to the relevant companies’ operations, or companies are required to apply collective bargaining agreements, implement works councils or similar bodies with certain consultation rights related to the activities of the companies involved. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to address such organizing or to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays, and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized workforces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations, or financial condition.
Misconduct by our employees and independent contractors during and before their employment with us could expose us to potentially significant legal liabilities, reputational harm or other damages to our business.
Many of our employees play critical roles in ensuring the safety and reliability of our vehicles or our compliance with relevant laws and regulations. Certain of our employees have access to sensitive information and proprietary technologies and know-how. While we have adopted codes of conduct for all of our employees and implemented detailed policies and procedures relating to intellectual property, proprietary information, and trade secrets, we cannot guarantee that our employees will always abide by these codes, policies, and procedures nor that the precautions we take to detect and prevent employee misconduct will always be effective. If any of our employees engage in any misconduct, illegal or suspicious activities, including but not limited to misappropriation or leakage of sensitive information, proprietary information, know-how or trade secrets, we and such employees could be subject to legal claims and liabilities and our reputation and business could be adversely affected as a result.
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
The current U.S. presidential administration has adopted an evolving approach to trade policy, including renegotiating and terminating existing bilateral and multi-lateral trade agreements, reviewing U.S. trade policies, practices and agreements to address trade deficits and other economic security matters, and imposing tariffs on imports, in many cases significant, on a variety of items, including steel, aluminum, and certain vehicle parts and software, which have resulted in increased costs for imports and may cause shortages and delays in the supply of certain components, materials, tooling and equipment necessary to produce our vehicles. In response to these tariffs, a number of U.S. trading partners have imposed or threatened to impose retaliatory measures, including tariffs on U.S. products and enhanced export controls, which has increased the cost and complexity of exporting our vehicles to affected markets. For example, Canada has announced countermeasure tariffs on select U.S.-manufactured vehicles. Further, the current U.S. presidential administration has imposed tariffs on goods imported from China on top of existing tariffs, and has expanded its export and transfer restrictions on foreign companies and subsidiaries involving sensitive technology, which has resulted in uncertainty regarding the future of international trade between the U.S. and China. In response, China has imposed retaliatory tariffs and implemented export restrictions on certain rare-earth minerals and semiconductor-related products, including microchips. Despite recent negotiations, U.S.-China trade relations remain volatile and uncertain, and there can be no assurance that further actions by the U.S., China or another country will not have an adverse impact on our business, operations and access to products manufactured in China or elsewhere outside the U.S.

The exact scope of any such tariffs that may be ultimately implemented remains uncertain at this time. We cannot predict whether, or to what extent, international trade agreements may be altered, nor can we predict whether, or to what extent, duties, additional tariffs, export controls, or other trade restrictions will be modified or imposed by the United States or other countries. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our exported vehicles decreases due to the higher cost or preferences in foreign countries for domestically manufactured products, our results of operations could be materially adversely affected. Additionally, the threat of retaliatory tariffs and trade wars between the United States and foreign countries could further impede the transition to EVs, disrupt global supply chains, and delay the implementation of economic competitiveness policies. Further, while the administration has issued an executive order and announced other arrangements to reduce certain previously announced tariffs on automobiles and auto parts, there can be no assurance that there will not be further changes. In February 2026, the Supreme Court struck down the current U.S. administration’s use of the IEEPA to impose broad tariffs on imports from foreign trade partners. We have submitted requests for refunds for tariffs that it had paid under the IEEPA to the official U.S. government refund portal. The refund processes in similar circumstances have in the past been lengthy and complex, and the timeline for receiving any refund is unclear. Additionally, tariff exposure may not significantly decline and the administration may expand use of other mechanisms to further its trade agenda. Taken together, these uncertainties surrounding domestic and foreign tariffs and the resulting environment of retaliatory trade practices could increase costs and harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
In 2022, in response to actions taken by Russia against Ukraine, the United States and other countries worldwide implemented significant economic sanctions, embargoes, financial restrictions, trade controls and other governmental measures and restrictions against Russia, Belarus, and certain related entities and persons. Additionally, the military operations in the Gulf region and the Middle East, potential escalation and broadening of the conflict in Iran, could lead to new uncertainties to trade relations and policies. The United States has enacted, or may enact in the future, federal regulations that significantly constrain trade relations with Russia, Belarus or other countries. Consequently, imports of certain products or merchandise originating from these jurisdictions may be subject to higher import duty rates. To the extent such products or merchandise are found in our cross-border supply chains and subject to higher duties, the suspension of normal trade relations with Russia, Belarus and other countries could increase our input costs, which could adversely impact our business and financial condition.

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
Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. For example, we have conducted several vehicle recalls due to a number of potential issues in the past and we may in the future voluntarily or involuntarily initiate additional recalls if any of our EVs or components (including our batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if we are unable to obtain the necessary replacement parts, we may be unable to service and repair recalled vehicles for a significant period of time. During the first quarter of 2026, deliveries of the Lucid Gravity were disrupted for 29 days due to a supplier quality issue with the second-row seats. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our EVs and could also result in the loss of business to our competitors. Such recalls and stop sales, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense, the possibility of lawsuits, adverse publicity, and diversion of management’s attention and other resources, which could adversely affect our brand image in our target markets and our business, prospects, results of operations and financial condition.
We are subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and adversely affect our business, results of operations, cash flows and financial condition.
From time-to-time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, data privacy, cybersecurity, securities, tax, labor and employment, health and safety, our direct distribution model, motor vehicle dealership licenses and state licensing laws, environmental claims, contractual and commercial disputes and other matters that could adversely affect our business, brand, reputation, results of operations, cash flows, financial condition, and the trading price of our common stock. These claims could be asserted against us by individuals, either acting individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. For example, we are currently the subject of a class action filed against us and our former CEO, alleging violations of securities laws. We are also the subject of multiple shareholder derivative lawsuits alleging breaches of fiduciary duties and related claims against certain of our former and current directors. For details regarding these legal proceedings, refer to Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
We expect to introduce certain ADAS and AV technologies into our vehicles over time. ADAS and AV technologies are subject to regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technologies, all of which is beyond our control. There is a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that assume a human driver will be controlling the vehicle at all times. Currently, there are no federal U.S. regulations in effect pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Both the U.S. and Europe are considering new rules for ADAS and AV technologies that are expected to come into effect in future years. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the United States and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict self-driving features and availability, or affect the pace at which we enter the robotaxi business, which could adversely affect our business. Our vehicles may not achieve compliance with the regulatory requirements in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our ADAS or AV hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.
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
We have funded our operations since inception primarily through equity and debt financings. We anticipate that we will continue to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and our efforts to increase cost-effectiveness may not succeed. There can be no assurance that we will achieve positive cash flow from operations on our anticipated timeline, or at all. In addition, we have settled, and we expect to settle, tax withholding obligations in connection with vesting of the restricted stock units granted to certain employees through “net settlement,” i.e., by remitting the Company’s cash to satisfy the tax withholding obligation and simultaneously withholding a number of the vested shares on each vesting date with a value equal to that remitted cash. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. For example, as of March 31, 2026, pursuant to the terms of the agreements we entered into in connection with the supply of lithium-ion battery cells, we have remaining minimum purchase commitments of an aggregate of approximately $2.55 billion of lithium-ion battery cells using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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
In June 2023, we entered into the Implementation Agreement with Aston Martin under which we and Aston Martin have established a long-term strategic technology arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery EV chassis, and supply powertrain and battery components to Aston Martin. However, we may not be able to realize the anticipated benefits of this agreement if we experience delays, fail to successfully integrate our powertrain and battery components with Aston Martin’s vehicles, or fail to enter into a long form supply agreement on terms acceptable to us, or if we experience delays or fail to deliver the components ordered by Aston Martin. See Note 15 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
In July 2025, we entered into the First VPA with Uber under which Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 Lucid Gravity Plus vehicles over a six-year period following the start of production. We will collaborate with Nuro to install autonomous driving software in Lucid Gravity vehicles, to enable Uber and its designated fleet operators to operate the vehicles as robotaxis with Level 4 autonomy. In April 2026, we entered into the Second VPA, further expanding our strategic partnership with Uber in connection with our Midsize platform vehicles. See Note 8 “Stockholders’ Equity” and Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
We may not be able to realize the anticipated benefits of the VPAs if we fail to meet certain volume and other requirements and specifications with respect to the Lucid Gravity Plus vehicles and Lucid Midsize Plus vehicles, including continued production of the base Lucid Gravity vehicles and base Lucid Midsize platform vehicles, meeting certain quality thresholds, and timely fulfillment of orders for the subject vehicles. In addition, we will depend on Nuro to meet its requirements in order to fulfill some of these conditions.
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
We issued $2.0 billion principal amount of the 2026 Notes in December 2021, issued $1.1 billion principal amount of the 2030 Notes in April 2025, issued $975.0 million principal amount of the 2031 Notes in November 2025, and have entered into several credit facilities since 2022. Concurrent with the 2030 Notes offering and the 2031 Notes offering, we repurchased $1,808.2 million principal amount of the 2026 Notes in the aggregate, reducing its remaining principal amount to $204.3 million. See Note 6 “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on our outstanding debt obligations. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness from time-to-time depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.
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

In March 2024, we issued 100,000 shares of our Series A Redeemable Convertible Preferred Stock, in August 2024, we issued 75,000 shares of our Series B Redeemable Convertible Preferred Stock, and in April 2026, we issued 55,000 shares of our Series C Redeemable Convertible Preferred Stock. The holders of our Redeemable Convertible Preferred Stock have the right to receive payment in cash upon a mandatory conversion or redemption at our option, or upon the occurrence of a fundamental change (as defined in the Certificate of Designations), if certain liquidity conditions are not satisfied. In general, we are entitled to exercise a mandatory conversion right regarding the Redeemable Convertible Preferred Stock to convert into shares of common stock after the third anniversary of the date of original issuance if the daily VWAP (as defined in the Certificate of Designations) has been at least 200% of the Conversion Price (as defined in Note 7 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report) for at least twenty (20) trading days (whether or not consecutive) during any thirty (30) consecutive trading day period (including the last day of such period), and we are entitled to redeem all or any portion of the Redeemable Convertible Preferred Stock on or after the fifth anniversary of the date of original issuance at a redemption price specified in the Certificate of Designations. In addition, prior to the obtaining of the requisite shareholder approval, we are required to cash settle the shares of common stock deliverable upon conversion, redemption or repurchase of the Series C Redeemable Convertible Preferred Stock that are over the Conversion Share Cap (as defined therein). The holders of our Redeemable Convertible Preferred Stock also have the right to receive certain Minimum Consideration (as defined in Note 7 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report) upon a mandatory conversion, optional redemption, fundamental change or liquidation event. While we largely can control the occurrence of such events, if we are required to cash settle any of these obligations as a result of the liquidity conditions not being met, the amount of such cash settlement is subject to factors beyond our control and we cannot presently predict the amount of such cash settlement, which increases over time is not subject to any cap or limitation. A requirement to cash settle any obligations in relation to the Redeemable Convertible Preferred Stock may have a material adverse effect on our business, prospects, results of operations and financial condition. See “—The issuance of additional shares of our common stock or other equity or equity-linked securities, including upon conversion, optional redemption or repurchase of convertible securities, or sales of a significant portion of our common stock, could depress the market price of our common stock.”
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
In addition, as long as at least 10% of the aggregate number of shares of the Series A, Series B, and Series C Redeemable Convertible Preferred Stock originally issued remain outstanding, respectively, and subject to certain other conditions, holders of such Redeemable Convertible Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the respective Redeemable Convertible Preferred Stock, authorizations or issuances by us of capital stock that ranks senior or equal to the respective Redeemable Convertible Preferred Stock with respect to dividends or distributions on liquidation or the terms of which provide for cash dividends (other than the common stock), winding-up or dissolution, and decreases in the number of authorized shares of the Redeemable Convertible Preferred Stock.
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

Holders of the Redeemable Convertible Preferred Stock also have rights to a guaranteed Minimum Consideration in the event that the Company exercises its right to mandatory conversion or optional redemption of the Redeemable Convertible Preferred Stock, and in the event of a fundamental change or liquidation event. See “—The issuance of additional shares of our common stock or other equity or equity-linked securities, including upon conversion, optional redemption or repurchase of convertible securities, or sales of a significant portion of our common stock, could depress the market price of our common stock.” In addition, holders of our Redeemable Convertible Preferred Stock have the right to receive payment in cash upon a mandatory conversion, optional redemption or a fundamental change if certain liquidity conditions are not satisfied. Further, prior to the obtaining of the requisite shareholder approval, we are required to cash settle the shares of common stock deliverable upon conversion, redemption or repurchase of the Series C Redeemable Convertible Preferred Stock that are over the Conversion Share Cap. See “—Servicing our current and future debt and potential payment obligations, including under the terms of our Convertible Senior Notes and Redeemable Convertible Preferred Stock, may restrict our flexibility in operating our business and require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness or satisfy our payment obligations.” and “—We may be unable to raise the funds necessary should any cash amounts become payable upon mandatory conversion or in connection with a fundamental change or optional redemption in relation to our Redeemable Convertible Preferred Stock.”
We may be unable to draw down the full amounts available under the ABL Credit Facility, the SIDF Loan Agreement, the 2025 GIB Credit Facility or the DDTL Credit Facility.
The ABL Credit Facility has an initial aggregate principal commitment amount of up to $1.0 billion. However, availability of the committed amounts under the ABL Credit Facility is subject to the value of the eligible borrowing base and certain debt compliance covenants in the Certificate of Designations. We are currently able to draw down only a portion of the full amount available under the ABL Credit Facility. In addition, there is no guarantee that we will have sufficient eligible borrowing base in the future to be able to draw down the full amount available under the ABL Credit Facility. In addition, amounts committed under the SIDF Loan Agreement and the 2025 GIB Credit Facility are only available for certain specific purposes and subject to conditions on drawdowns. The DDTL Credit Facility provides for an approximately $2.0 billion undrawn delayed draw term commitments, subject to drawdown conditions, following a $500.0 million draw on April 1, 2026. Any inability to draw down the full amounts committed under these facilities, should the need arise, may have an adverse effect on our cash flows and liquidity.
We may not be able to identify adequate strategic relationship opportunities or form strategic relationships, in the future.
Strategic business relationships have been and will continue to be an important factor in the growth and long-term success of our business. From time-to-time, we explore opportunities to enter into such relationships, including partnerships with original equipment manufacturers, service and charging providers, and technology innovators. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that we will be able to maintain such relationships. In addition, our competitors may capitalize on such opportunities before we do and we may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. For example, we have partnered with third-party EV charging providers to provide our customers with access to charging infrastructure, and we will rely on ongoing access to such infrastructure to provide our customers with charging solutions. If third-party EV charging providers terminate their partnerships or otherwise fail to deliver the anticipated benefits of their partnerships, our ability to provide a satisfactory customer experience will be harmed. In addition, although we have gained access to Tesla’s Supercharger network, any delay in implementing changes in Lucid vehicles required by Tesla by a certain milestone date may result in Tesla denying our access to their network. Our current and future alliances, including among others, our strategic partnership with Uber and Nuro, could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
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
Our period-to-period financial results may vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles (which could also reduce sales of our existing vehicles), increase production capacity, design and develop new EV-related products and technologies including robotaxis, and establish or expand design, research and development, production, sales and service facilities. Our revenues from period-to-period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new incentives or product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we have experienced, and expect to continue experience, similar seasonality as we scale commercial production and sale of our current and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles in all of our markets, including price adjustments and incentives; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, including changes in trade policies and imposition or proposed imposition of tariffs; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; investment in expansion to new markets; or increase in our sales, service and marketing activities. See “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could also significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards of $10.8 billion and $7.8 billion, respectively, from taxable years prior to 2018 will begin to expire in 2027. As of March 31, 2026, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards do not have an expiration date. As of March 31, 2026, we had foreign net operating loss carryforwards, the majority of which will begin to expire in 2043. As of March 31, 2026, we maintain a full valuation allowance for our U.S. and the majority of our non-U.S. net deferred tax assets.

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
Furthermore, changes to federal, state, local, or international tax laws on income, sales, use, import/export, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations continue to be considered by the United States and other countries where we currently operate or plan to operate. For example, the Tax Cuts and Jobs Act of 2017 introduced a Base Erosion and Anti-Abuse Tax which imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500.0 million for prior three tax years and that make certain payments to related foreign persons. In addition, the Organization for Economic Cooperation and Development has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights and the rate of tax applicable to certain types of income.
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
•any major change in our Board or management, including the recent announcement of our next CEO;
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
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the Convertible Senior Notes regardless of our business, prospects, financial condition or results of operations. Broad market and industry factors, including global or regional conflicts and other geopolitical events, natural disasters, and any other global pandemics, as well as general economic, political and market conditions such as recessions, inflation, bank closures and liquidity concerns at financial institutions, or interest rate changes, may seriously affect the market price of our common stock and other securities, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Furthermore, the stock markets in general, and the markets for technology and EV stocks in particular, have experienced extreme volatility that has sometimes been unrelated to the operating performance of the companies. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, hedging activity by holders of the Convertible Senior Notes may impact the market price of our common stock, in particular during any redemption conversion period in connection with a redemption of the Convertible Senior Notes or any observation period for a conversion of the Convertible Senior Notes.
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
In addition, pursuant to the Investor Rights Agreement, Ayar, and certain other parties thereto are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights with respect to their shares of common stock (including shares of common stock underlying the Redeemable Convertible Preferred Stock held by Ayar) and Ayar’s shares of the Redeemable Convertible Preferred Stock. We also provided certain registration rights to SMB with respect to the shares of common stock issued to SMB pursuant to the 2025 Subscription Agreement and the 2026 Subscription Agreement. If either pursuant to any registration statement or through another avenue, one or more of these stockholders were to sell a substantial portion of the securities they hold, including any common stock issued upon conversion, redemption or repurchase of our Redeemable Convertible Preferred Stock, it could cause the trading price of our common stock to decline. Furthermore, given Ayar’s substantial concentration in ownership of our common stock and the Redeemable Convertible Preferred Stock, if Ayar were to elect to sell in the open market or in private placement transactions, it could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our common stock.
We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies.
As of March 31, 2026, the PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the eight directors to our Board.
In addition, for so long as Ayar holds the Redeemable Convertible Preferred Stock and as result of the consent and voting rights of the Redeemable Convertible Preferred Stock, coupled with the voting rights associated with Ayar’s existing ownership of common stock in the Company, Ayar has significant power to influence the outcome over any matter submitted for the vote of the holders of our common stock and to influence certain matters affecting our governance and capitalization. Further, Ayar is entitled to receive additional shares of our common stock under the prepaid forward transactions entered into with the Forward Counterparty in connection with the pricing of the 2030 Notes and the 2031 Notes. This concentration of ownership and voting power allows Ayar to exercise control over certain decisions, in particular with regards to governance and capitalization matters, including matters requiring approval by our stockholders (such as, subject to the Investor Rights Agreement, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests.
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
Item 5. Other Information.
On March 2, 2026, Ori Winitzer, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 25,393 shares of Common Stock. Mr. Winitzer’s Rule 10b5-1 trading arrangement is scheduled to expire no later than July 9, 2027. Except for the foregoing, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
4.1	Certificate of Designations of Series C Convertible Preferred Stock of Lucid Group, Inc.	8-K	001-39408	April 29, 2026	3.1

10.1^	Offer Letter Amendment for Taoufiq Boussaid, dated January 20, 2026	8-K	001-39408	January 23, 2026	10.1

10.2	Subscription Agreement, dated April 14, 2026, between Lucid Group, Inc. and Ayar Third Investment Company (including form of Certificate of Designations related to the Series C Convertible Preferred Stock and form of Amendment No. 7 to the Investor Rights Agreement by and among Lucid Group, Inc., Ayar Third Investment Company, and the other parties thereto).	8-K	001-39408	April 14, 2026	10.1

10.3	Subscription Agreement, dated April 14, 2026, by and between Lucid Group, Inc. and SMB Holding Corporation	8-K	001-39408	April 14, 2026	10.2

10.4*	Vehicle Production Agreement, dated April 14, 2026, by and between Lucid Group, Inc. and Uber Technologies, Inc.	8-K	001-39408	April 14, 2026	10.3

10.5	Amendment No. 2 to Credit Agreement, dated April 14, 2026, among Lucid Group, Inc., and Ayar Third Investment Company, as the sole lender and administrative agent	8-K	001-39408	April 14, 2026	10.4

10.6	Underwriting Agreement, dated April 14, 2026, between Lucid Group, Inc., and BofA Securities, Inc.	8-K	001-39408	April 14, 2026	1.1

10.7	Amendment No. 7 to the Investor Rights Agreement, dated April 28, 2026, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	April 29, 2026	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

LUCID GROUP, INC.

Date: May 5, 2026	By:	/s/ Taoufiq Boussaid
Taoufiq Boussaid
Chief Financial Officer