Form 10-Q
period 2026-06-30
Lucid Group, Inc.
filed 2026-08-04
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Number of shares of the registrant’s common stock outstanding on July 29, 2026: 394,070,176

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “scheduled,” “aiming,” “targeting,” “objective,” “focus,” “strategic” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, cash flow improvement plan, expected savings, prospects, growth, production volumes, strategies, management, and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to battery and powertrain systems, software, and strategic partnerships, technology features and capabilities, manufacturing capabilities and facilities, logistics and supply chain, studio openings, sales channels and strategies, changes to future or existing vehicle programs, expansion and the potential success of our distribution strategy, our financial and operating outlook, future market launches and international expansion, including our manufacturing facility in Saudi Arabia and related timing and value to us, our needs for additional financing, and the promise of Lucid’s technology. Such forward-looking statements are based on currently available market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:

•changes in domestic and foreign business, economic, market, financial, political, regulatory and legal conditions, including changes in policies, imposition or proposed imposition of tariffs, export controls, threat of a trade war, the risk of a global economic recession or other downturn, bank closures and liquidity concerns at financial institutions, and global or regional conflicts or other geopolitical events, including the military operations in the Gulf region and the Middle East, and the potential escalation and broadening of the conflict in Iran;
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
•our ability to manage expenses and control costs, including the execution of the cash flow improvement plan;
•risks related to future market adoption of our offerings;
•the quality, reliability, and performance of our vehicles and services;
•the effects of competition and the pace and depth of EV adoption generally on our business;
•changes in regulatory requirements, policies, and governmental incentives;
•changes in fuel and energy prices;
•our ability to rapidly innovate;
•our ability to enter into or maintain partnerships with original equipment manufacturers, vendors and technology providers, including our ability to realize the anticipated benefits of existing strategic partnerships, including those with Aston Martin, Uber Technologies, Inc. (“Uber”), Nuro, Inc. (“Nuro”), and NVIDIA Corporation;
•our ability to effectively recruit, integrate, motivate, and retain key employees, including recent changes to our executive team;
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

“2026 Notes” are to the 1.25% Convertible Senior Notes due 2026;

“2030 Notes” are to the 5.00% Convertible Senior Notes due 2030;

“2031 Notes” are to the 7.00% Convertible Senior Notes due 2031;

“AMP-1” are to our Advanced Manufacturing Plant-1 in Casa Grande, Arizona;

“AMP-2” are to our planned Advanced Manufacturing Plant-2 in Saudi Arabia, which consists of a semi knocked-down (“SKD”) portion that has been completed and a completely-built-up (“CBU”) portion for which building construction is substantially completed, with remaining work focused on commissioning and fit-out activities.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$732,601	$997,827
Short-term investments (including nil and $50,000 associated with a related party as of June 30, 2026 and December 31, 2025, respectively)	28,712	631,093
Accounts receivable, net (including $186,581 and $120,540 from a related party as of June 30, 2026 and December 31, 2025, respectively)	223,050	177,162
Inventory	1,378,653	1,109,529
Prepaid expenses	72,458	59,606
Other current assets	341,067	324,434
Total current assets	2,776,541	3,299,651
Property, plant and equipment, net	4,222,841	3,978,132
Right-of-use assets	249,019	241,974
Long-term investments (including $14,191 and $24,259 associated with a related party as of June 30, 2026 and December 31, 2025, respectively)	14,191	512,241
Other noncurrent assets	436,234	354,983
TOTAL ASSETS	$7,698,826	$8,386,981

LIABILITIES
Current liabilities:
Accounts payable	$366,907	$487,521
Finance lease liabilities, current portion	5,045	84,222
Current portion of debt ($503,088 and $467,963 associated with a related party as of June 30, 2026 and December 31, 2025, respectively)	707,142	671,746
Other current liabilities (including $73,134 and $81,580 associated with a related party as of June 30, 2026 and December 31, 2025, respectively)	1,359,101	1,392,641
Total current liabilities	2,438,195	2,636,130
Finance lease liabilities, net of current portion	102,685	104,559
Debt, net of current portion (including $497,426 and nil associated with a related party as of June 30, 2026 and December 31, 2025, respectively)	2,546,556	2,046,576
Other long-term liabilities (including $123,504 and $123,198 associated with related parties as of June 30, 2026 and December 31, 2025, respectively)	599,441	582,739
Derivative liabilities associated with redeemable convertible preferred stock (related party)	163,655	16,200
Total liabilities	5,850,532	5,386,204
Commitments and contingencies (Note 11)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025, Series A redeemable convertible preferred stock, par value $0.0001; 100,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025; liquidation preference of $1,470,165 and $1,350,441 as of June 30, 2026 and December 31, 2025, respectively (related party)	1,469,464	1,339,641
Preferred stock 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025, Series B redeemable convertible preferred stock, par value $0.0001; 75,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025; liquidation preference of $1,032,889 and $949,249 as of June 30, 2026 and December 31, 2025, respectively (related party)	1,032,514	943,849
Preferred stock 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025, Series C redeemable convertible preferred stock, par value $0.0001; 55,000 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025; liquidation preference of $566,859 and nil as of June 30, 2026 and December 31, 2025, respectively (related party)	404,279	—
Total redeemable convertible preferred stock	2,906,257	2,283,490

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.0001; 1,500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 394,155,958 and 327,451,844 shares issued and 394,070,176 and 327,366,062 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	39	33
Additional paid-in capital	16,636,039	16,337,023
Treasury stock, at cost, 85,782 shares at June 30, 2026 and December 31, 2025	(20,716)	(20,716)
Accumulated other comprehensive income	615	11,692
Accumulated deficit	(17,673,940)	(15,610,745)
Total stockholders’ equity (deficit)	(1,057,963)	717,287
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,698,826	$8,386,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue (including $96,188 and $30,247 from a related party for the three months ended June 30, 2026 and 2025, and $134,558 and $35,343 for the six months ended June 30, 2026 and 2025, respectively)	$405,347	$259,432	$687,812	$494,480

Costs and expenses
Cost of revenue	832,072	531,783	1,426,242	995,343
Research and development	321,336	273,839	657,006	525,085
Selling, general and administrative	300,432	256,857	604,608	469,032
Workforce reduction charges	33,675	—	71,609	—
Total cost and expenses	1,487,515	1,062,479	2,759,465	1,989,460

Loss from operations	(1,082,168)	(803,047)	(2,071,653)	(1,494,980)

Other income (expense), net
Change in fair value of common stock warrant liability	—	5,322	—	18,183
Change in fair value of equity securities of a related party	549	3,948	(9,672)	(9,505)
Change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party)	102,790	111,475	110,165	393,175
Gain on extinguishment of debt	—	116,360	—	116,360
Interest income	9,634	44,318	22,738	96,527
Interest expense (including $23,363 and $4,912 to a related party for the three months ended June 30, 2026 and 2025, and $34,672 and $8,612 for the six months ended June 30, 2026 and 2025, respectively)	(47,817)	(23,749)	(88,890)	(35,632)
Other income (expense), net	(16,789)	3,572	(24,656)	6,537
Total other income, net	48,367	261,246	9,685	585,645
Loss before provision for (benefit from) income taxes	(1,033,801)	(541,801)	(2,061,968)	(909,335)
Provision for (benefit from) income taxes	1,050	(2,369)	1,227	(3,732)
Net loss	(1,034,851)	(539,432)	(2,063,195)	(905,603)
Accretion of redeemable convertible preferred stock (related party)	(224,425)	(199,823)	(330,387)	(564,748)
Net loss attributable to common stockholders, basic	(1,259,276)	(739,255)	(2,393,582)	(1,470,351)
Interest expense on 2026 Notes	—	309	—	4,283
Gain on extinguishment of debt	—	(116,360)	—	(116,360)
Net loss attributable to common stockholders, diluted	$(1,259,276)	$(855,306)	$(2,393,582)	$(1,582,428)

Weighted-average shares outstanding attributable to common stockholders(1)
Basic	382,098,609	305,640,483	$355,340,787	$304,641,184
Diluted	382,098,609	305,788,272	$355,340,787	$305,670,808

Net loss per share attributable to common stockholders(1)
Basic	$(3.30)	$(2.42)	$(6.74)	$(4.83)
Diluted	$(3.30)	$(2.80)	$(6.74)	$(5.18)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$(152)	$293	$(1,537)	$3,845
Reclassification adjustment for realized gains on investments included in net loss	—	—	(5,702)	—
Foreign currency translation adjustments	(2,746)	8,973	(3,838)	12,870
Total other comprehensive income (loss)	(2,898)	9,266	(11,077)	16,715
Comprehensive loss	(1,037,749)	(530,166)	(2,074,272)	(888,888)
Accretion of redeemable convertible preferred stock (related party)	(224,425)	(199,823)	(330,387)	(564,748)
Comprehensive loss attributable to common stockholders	$(1,262,174)	$(729,989)	$(2,404,659)	$(1,453,636)
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

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	175,000	$2,389,452	330,144,583	$33	$16,304,893	$(20,716)	$3,513	$(16,639,089)	$(351,366)
Net loss	—	—	—	—	—	—	—	(1,034,851)	(1,034,851)
Other comprehensive loss	—	—	—	—	—	—	(2,898)	—	(2,898)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(206)	—	—	—	(206)
Issuance of common stock upon vesting of employee RSUs	—	—	2,058,113	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,768,507	—	9,833	—	—	—	9,833
Issuance of common stock upon exercise of stock options	—	—	2,819	—	17	—	—	—	17
Issuance of common stock under 2026 Underwriting Agreement, net of issuance costs	—	—	36,057,692	4	291,530	—	—	—	291,534
Issuance of common stock under 2026 Subscription Agreement, net of issuance costs (related party)	—	—	24,038,462	2	199,842	—	—	—	199,844
Issuance of Series C redeemable convertible preferred stock, net of derivative liability (related party)	55,000	292,380	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	224,425	—	—	(224,425)	—	—	—	(224,425)
Stock-based compensation	—	—	—	—	54,555	—	—	—	54,555
Balance as of June 30, 2026	230,000	$2,906,257	394,070,176	$39	$16,636,039	$(20,716)	$615	$(17,673,940)	$(1,057,963)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	175,000	$1,664,767	304,880,073	$31	$16,477,875	$(20,716)	$5,350	$(13,278,865)	$3,183,675
Net loss	—	—	—	—	—	—	—	(539,432)	(539,432)
Other comprehensive income	—	—	—	—	—	—	9,266	—	9,266
Tax withholding payments for net settlement of employee awards	—	—	—	—	(6,172)	—	—	—	(6,172)
Issuance of common stock upon vesting of employee RSUs	—	—	1,464,206	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	685,401	—	12,696	—	—	—	12,696
Issuance of common stock upon exercise of stock options	—	—	204,879	—	861	—	—	—	861
Purchase of capped call options	—	—	—	—	(118,250)	—	—	—	(118,250)
Accretion of redeemable convertible preferred stock (related party)	—	199,823	—	—	(199,823)	—	—	—	(199,823)
Stock-based compensation	—	—	—	—	64,770	—	—	—	64,770
Balance as of June 30, 2025	175,000	$1,864,590	307,234,559	$31	$16,231,957	$(20,716)	$14,616	$(13,818,297)	$2,407,591
(1) The number of shares of common stock has been adjusted for the prior periods presented to reflect the one-for-ten (1:10) reverse stock split effected on August 29, 2025. See Note 2 “Summary of Significant Accounting Policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - continued
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	175,000	$2,283,490	327,366,062	$33	$16,337,023	$(20,716)	$11,692	$(15,610,745)	$717,287
Net loss	—	—	—	—	—	—	—	(2,063,195)	(2,063,195)
Other comprehensive loss	—	—	—	—	—	—	(11,077)	—	(11,077)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(1,311)	—	—	—	(1,311)
Issuance of common stock upon vesting of employee RSUs	—	—	4,528,062	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,768,507	—	9,833	—	—	—	9,833
Issuance of common stock upon exercise of stock options	—	—	311,391	—	2,785	—	—	—	2,785
Issuance of common stock under 2026 Underwriting Agreement, net of issuance costs	—	—	36,057,692	4	291,530	—	—	—	291,534
Issuance of common stock under 2026 Subscription Agreement, net of issuance costs (related party)	—	—	24,038,462	2	199,842	—	—	—	199,844
Issuance of Series C redeemable convertible preferred stock, net of derivative liability (related party)	55,000	292,380	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	330,387	—	—	(330,387)	—	—	—	(330,387)
Stock-based compensation	—	—	—	—	126,724	—	—	—	126,724
Balance as of June 30, 2026	230,000	$2,906,257	394,070,176	$39	$16,636,039	$(20,716)	$615	$(17,673,940)	$(1,057,963)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	175,000	$1,299,842	303,136,190	$30	$16,808,291	$(20,716)	$(2,099)	$(12,912,694)	$3,872,812
Net loss	—	—	—	—	—	—	—	(905,603)	(905,603)
Other comprehensive income	—	—	—	—	—	—	16,715	—	16,715
Tax withholding payments for net settlement of employee awards	—	—	—	—	(9,449)	—	—	—	(9,449)
Issuance of common stock upon vesting of employee RSUs	—	—	3,173,276	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	685,401	—	12,696	—	—	—	12,696
Issuance of common stock upon exercise of stock options	—	—	239,692	—	1,274	—	—	—	1,274
Purchase of capped call options	—	—	—	—	(118,250)	—	—	—	(118,250)
Accretion of redeemable convertible preferred stock (related party)	—	564,748	—	—	(564,748)	—	—	—	(564,748)
Stock-based compensation	—	—	—	—	102,144	—	—	—	102,144
Balance as of June 30, 2025	175,000	$1,864,590	307,234,559	$31	$16,231,957	$(20,716)	$14,616	$(13,818,297)	$2,407,591
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

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,063,195)	$(905,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238,634	209,047
Amortization of insurance premium	19,287	17,485
Non-cash operating lease cost	33,197	19,758
Stock-based compensation	107,639	83,834
Inventory and firm purchase commitments write-downs	527,588	327,806
Change in fair value of common stock warrant liability	—	(18,183)
Change in fair value of equity securities of a related party	9,672	9,505
Change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party)	(110,165)	(393,175)
Net accretion of investment discounts/premiums	(1,090)	(19,062)
Gain on extinguishment of debt	—	(116,360)
Other non-cash items	2,140	9,300
Changes in operating assets and liabilities:
Accounts receivable (including $(66,041) and $(5,599) from a related party for the six months ended June 30, 2026 and 2025, respectively)	(48,269)	(13,260)
Inventory	(845,554)	(586,043)
Prepaid expenses	(30,672)	(27,677)
Other assets	(82,290)	(55,824)
Accounts payable	(138,365)	58,513
Other liabilities	(26,447)	141,085
Net cash used in operating activities	(2,407,890)	(1,258,854)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(117,355) and $(67,668) from a related party for the six months ended June 30, 2026 and 2025, respectively)	(506,994)	(343,904)
Proceeds from maturities of investments (including $50,000 and nil from a related party for the six months ended June 30, 2026 and 2025, respectively)	177,228	1,961,485
Proceeds from sale of investments	951,125	—
Purchases of investments (including nil and $(30,000) from a related party for the six months ended June 30, 2026 and 2025, respectively)	(28,512)	(309,557)
Net cash provided by investing activities	592,847	1,308,024
Cash flows from financing activities:
Proceeds from issuance of common stock under 2026 Underwriting Agreement	292,500	—
Payments of issuance costs for the 2026 Underwriting Agreement	(579)	—
Proceeds from issuance of common stock under 2026 Subscription Agreement to a related party	200,000	—
Proceeds from issuance of Series C redeemable convertible preferred stock to a related party	550,000	—
Payments of issuance costs for Series C redeemable convertible preferred stock	(750)	—
Payments of transaction costs for the issuance of 2031 Notes	(1,165)	—
Proceeds from issuance of 2030 Notes	—	1,100,000
Payments of transaction costs for the issuance of 2030 Notes	—	(17,924)
Purchase of capped calls	—	(118,250)
Repurchase of 2026 Notes	—	(931,433)
Proceeds from borrowings from related parties	535,994	106,645
Proceeds from exercise of stock options	2,785	1,274
Proceeds from employee stock purchase plan	9,833	12,696
Tax withholding payments for net settlement of employee awards	(1,311)	(9,449)
Payment for finance lease liabilities	(2,461)	(1,376)
Payments for credit facility issuance costs to related parties	(3,750)	(507)
Net cash provided by financing activities	1,581,096	141,676
Net increase (decrease) in cash, cash equivalents, and restricted cash	(233,947)	190,846
Beginning cash, cash equivalents, and restricted cash	1,040,913	1,607,052
Ending cash, cash equivalents, and restricted cash	$806,966	$1,797,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$68,948	$16,387
Cash paid for taxes	$2,585	$3,405

Supplemental disclosure of non-cash investing and financing activity:
Increases in purchases of property, plant and equipment included in accounts payable and other current liabilities	$66,400	$12,399
Property, plant and equipment and right-of-use assets obtained through leases	$41,290	$143,403
Decrease in property, plant, and equipment related to finance lease asset remeasurements	$(79,262)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2026
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
From inception through June 30, 2026, the Company has incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2026 and 2025, the Company has incurred net losses of $2,063.2 million and $905.6 million, respectively. The Company had an accumulated deficit of $17.7 billion as of June 30, 2026.
The Company completed the first phase of the construction of its Advanced Manufacturing Plant-1 in Casa Grande, Arizona (“AMP-1”) in 2021, transitioned general assembly to the AMP-1 phase 2 manufacturing facility and completed the semi knocked-down (“SKD”) portion of its Advanced Manufacturing Plant-2 in Saudi Arabia (“AMP-2”) in September 2023. The Company also completed key manufacturing activities, including the paint shop, stamping, a new body shop for the Lucid Gravity, and a majority of the powertrain shop, of the AMP-1 phase 2 manufacturing facility in 2024. The Company began commercial production of its first vehicle, the Lucid Air, in September 2021 and delivered its first vehicles in late October 2021. The Company began commercial production and deliveries of its second vehicle, the Lucid Gravity, in December 2024. Currently, the AMP-1 phase 2 facility manufactures the Lucid Air and the Lucid Gravity. The Company continues to expand AMP-1, construct the completely-built-up (“CBU”) portion of AMP-2 for which building construction is substantially completed, with remaining work focused on commissioning and fit-out activities, and build a network of retail sales and service locations. The Company has plans for continued development of additional vehicle model types for future release, including its upcoming Midsize platform. The aforementioned activities will require considerable capital, which is above and beyond the expected cash inflows from the current sales of Lucid vehicles. As such, the future operating plan involves considerable risk if secure funding sources are not identified and confirmed.
The Company’s existing sources of liquidity include cash, cash equivalents, investments, and unused available credit amounts from credit facilities. The Company funded operations primarily with issuances of common stock, convertible preferred stock, convertible notes, and loans.
In 2022, the Company entered into a loan agreement with the Saudi Industrial Development Fund (“SIDF”) with an aggregate principal amount of up to approximately $1.4 billion, a five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with an initial aggregate principal commitment amount of up to $1.0 billion, and revolving credit facilities with Gulf International Bank (“GIB”) in an aggregate principal amount of approximately $266.1 million (as amended to increase the aggregate principal to $505.7 million in February 2025, the “2025 GIB Credit Facility”). See Note 6 “Debt” for more information.
In March 2024, the Company entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”). Pursuant to the Series A Subscription Agreement, Ayar purchased from the Company 100,000 shares of its Series A convertible preferred stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $1.0 billion in a private placement. The Company received aggregate net proceeds of $997.6 million. In August 2024, the Company entered into a subscription agreement (the “Series B Subscription Agreement”) with Ayar. Pursuant to the Series B Subscription Agreement, Ayar purchased from the Company 75,000 shares of its Series B convertible preferred stock, par value $0.0001 per share (the “Series B Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $750.0 million in a private placement. The Company received aggregate net proceeds of $749.4 million. In April 2026, the Company entered into a subscription agreement (the “Series C Subscription Agreement”) with Ayar. Pursuant to the Series C Subscription Agreement, Ayar purchased from the Company 55,000 shares of its Series C convertible preferred stock, par value $0.0001 per share (the “Series C Redeemable Convertible Preferred Stock”), for an aggregate purchase price of $550.0 million in a private placement. The Company received aggregate net proceeds of $548.9 million. See Note 7 “Redeemable Convertible Preferred Stock” and Note 15 “Related Party Transactions” for more information.

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
In August 2024, the Company entered into a $750.0 million five-year unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) with Ayar. In November 2025, the Company and Ayar agreed to increase the aggregate principal amount from $750.0 million to $1.98 billion. In April 2026, the Company borrowed $500.0 million under the DDTL Credit Facility. In April 2026, the Company also entered into an Amendment No.2 to Credit Agreement (the “DDTL Amendment”), pursuant to which the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $500.0 million, such that, after giving effect to such increase, the aggregate sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $2.48 billion. In July 2026, the Company borrowed an additional $800.0 million under the DDTL Credit Facility. After giving effect to this borrowing, approximately $1.18 billion remains undrawn under the DDTL Credit Facility. See Note 6 “Debt” and Note 17 “Subsequent Events” for more information.
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
In July 2025, the Company entered into a subscription agreement (the “2025 Subscription Agreement”) with SMB Holding Corporation (“SMB”), a subsidiary of Uber, under which the Company agreed to issue and SMB agreed to purchase, in a private placement, the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. In September 2025, the Company and SMB entered into an amendment to the 2025 Subscription Agreement to reflect the adjustments made to the number of placement shares and purchase price per placement share therein due to the Reverse Stock Split (as defined below), and consummated the private placement of shares to SMB for aggregate net proceeds of $299.7 million. In April 2026, the Company entered into a subscription agreement with SMB (the “2026 Subscription Agreement”), under which the Company issued to SMB, in a private placement, and received aggregate net proceeds of $199.8 million of the Company’s common stock. See Note 8 “Stockholders’ Equity” for more information.
In April 2026, the Company entered into an underwriting agreement (the “2026 Underwriting Agreement”) with the Underwriter, under which the Underwriter purchased from the Company shares of common stock in a registered offering, and the Company received aggregate net proceeds of $291.5 million. See Note 8 “Stockholders’ Equity” for more information.
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

Certain Significant Risks and Uncertainties
The Company’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance EVs and advanced EV powertrain components, including battery pack systems, (iii) construction of the CBU portion of AMP-2 in Saudi Arabia, (iv) further expansion of AMP-1 in Casa Grande, Arizona, (v) expansion of its retail studios and service center capabilities throughout North America and across the globe, (vi) building strategic partnerships in an effort to accelerate growth, and (vii) advancement of autonomous driving technology and expansion into new markets such as robotaxis. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; the need to further develop its sourcing, logistics, supply chain and manufacturing; and the need to hire additional management and other employees. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including our ability to access potential markets, and secure long-term financing on commercially reasonable terms.
The Company participates in dynamic high-technology industries. Changes in any of the following areas could have a material adverse impact on the Company’s future financial position, results of operations, or cash flows: changes in the overall demand for its products and services; changes to future or existing vehicle programs; advances and trends in new technologies; competitive pressures; acceptance of the Company’s products and services; litigation or claims against the Company based on intellectual property (including patents); supply chain and logistical challenges and uncertainties; uncertainties surrounding trade policies as well as domestic and foreign tariffs and export controls; political, regulatory, social, environmental and economic conditions or other factors; and the Company’s ability to attract and retain employees necessary to support its business operations.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.
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
Liquidity and Capital Resources
Based on available liquidity and projected operating cash flows, future capital expenditure requirements, existing funding arrangements, and the anticipated benefits of operational initiatives implemented or underway, management believes it is probable that the Company will have sufficient liquidity to meet its obligations as they become due for at least one year after the date these condensed consolidated financial statements are issued.
The Company identified approximately $1.4 billion in cash flow improvements for 2026. These opportunities span inventory, capital expenditures, and operating expenses, and together are intended to improve liquidity, reduce cash burn, and increase capital efficiency while preserving key growth programs, including its Midsize platform and autonomous commercialization initiatives. As part of such efforts, the Company has reduced its production volume to better align production plans with anticipated demand to improve working capital. Furthermore, the Company has in the past reduced the size of its workforce, and recently implemented workforce reduction plans and other actions relating to contractors in the first half of 2026, including the elimination of the second shift of production at the AMP-1 factory.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$732,601	$997,827
Restricted cash included in other current assets	36,765	19,860
Restricted cash included in other noncurrent assets	37,600	23,226
Total cash, cash equivalents, and restricted cash	$806,966	$1,040,913
Accounts Receivable, Net
Accounts receivable consists of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits, services, and regulatory credits. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded an immaterial allowance for uncollectible amounts as of June 30, 2026 and December 31, 2025.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments, and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits; however, its deposits exceed federally insured limits. The Company invests in highly rated securities, primarily issued by the U.S. government or liquid money market funds. As of June 30, 2026 and December 31, 2025, accounts receivable from the EV purchase agreement with the Government of Saudi Arabia, a related party of the Public Investment Fund (“PIF”), which is an affiliate of Ayar, as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 83.6% and 68.0% of the total accounts receivable balance, respectively. See Note 15 “Related Party Transactions” for more information.
Concentration of Supply Risk
The Company is dependent on its suppliers, the majority of which are single-source suppliers. The inability or unwillingness of these suppliers to deliver necessary components of our products according to the schedule and at prices, quality levels, and volumes acceptable to the Company, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of a trade war or otherwise, or its inability to efficiently manage these components, or the unavailability of stable domestic suppliers, could have a material adverse effect on the Company’s results of operations and financial condition.

Revenue from Contracts with Customers
Vehicle Sales
Vehicle sales revenue is generated from the sale of EVs to customers. The Company generated total vehicle sales revenue of $350.6 million and $615.3 million during the three and six months ended June 30, 2026, respectively, and $222.7 million and $417.6 million for the same periods in the prior year, respectively. The performance obligations identified in vehicle sale arrangements include delivery of the vehicle equipped with an onboard advanced driver assistance system (“ADAS”), the provision of maintenance services, the remarketing activities, and the right to unspecified OTA software updates as they become available over the term of the basic vehicle warranty, which is generally four years.
Payment is typically received at the time of delivery or shortly after delivery of the vehicle to the customer, except for vehicle sales under the EV Purchase Agreement. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed-upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. Payments received before the customer obtains control of the vehicle are recorded within other current liabilities in the condensed consolidated balance sheets.
At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future returns. Return rate estimates are based on historical experience and the sales return reserve balance was not material as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company recorded $93.2 million and $87.5 million of total deferred revenue from all vehicle sales related to OTA, maintenance services, and remarketing activities for vehicle sales, respectively. The Company recorded $29.5 million and $30.0 million of the total deferred revenue within other current liabilities and the remaining $63.7 million and $57.5 million within other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. Revenue recognized that was included in the deferred revenue at the beginning of the period was not material during the three and six months ended June 30, 2026 and 2025.
The Company provides a residual value guarantee to its commercial banking partners in connection with its vehicle leasing program. Related vehicle sales represented approximately 33% and 36% of total revenue during the three and six months ended June 30, 2026, respectively, and 51% and 54% for the same periods in the prior year, respectively. Under the vehicle leasing program, the Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a reduction to revenue and a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations. Any fees or incentives that are paid or payable by the Company to commercial banking partners are recognized as a reduction to vehicle sales revenue.
The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated RVG liability. RVG liability is assessed subsequently for any changes on a quarterly basis. The Company recorded $131.5 million and $114.0 million of RVG liabilities as of June 30, 2026 and December 31, 2025, respectively, in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. As the Company accumulates more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that the Company could be required to make was $724.5 million and $705.9 million as of June 30, 2026 and December 31, 2025, respectively.
Vehicle Operating Lease Revenue
The Company accounts for sales of vehicles with repurchase obligations as operating leases. The Company sells vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed-upon repurchase price. The Company records the difference between the proceeds received and the agreed-upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets, and were not material as of June 30, 2026 and December 31, 2025. The operating lease revenue was not material for the three and six months ended June 30, 2026 and 2025.

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
The Company recorded revenue from sale and leaseback transactions of $16.6 million and $51.0 million during the three and six months ended June 30, 2026, respectively, and $19.0 million and $44.9 million for the same periods in the prior year, respectively. Operating lease expenses were not material.
Other
Other consists primarily of revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, regulatory credits, and sales of non-Lucid vehicles acquired as part of the trade-in program. The Company generates regulatory credits revenue from the sale of tradable credits the Company earns under various regulations. This includes credits related to ZEVs and greenhouse gas (“GHG”), and the Corporate Average Fuel Economy (“CAFE”) credits. Regulatory credit revenue totaled $25.4 million during the three and six months ended June 30, 2026, and $18.7 million and $50.2 million for the same periods in the prior year, respectively. The revenue from sales of non-Lucid vehicles was not material for the three and six months ended June 30, 2026 and 2025.
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
Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the Company’s control to be classified as temporary equity. Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives, and change in fair value of the redeemable convertible preferred stock contract as measured upon settlement based on the difference between the fair value of the redeemable convertible preferred stock at issuance versus the cash purchase price negotiated at fair value at contract inception, if any. Subsequent measurement of the carrying value of the redeemable convertible preferred stock is required as the instrument is probable of becoming redeemable. The Company accretes the redeemable convertible preferred stock to its redemption value. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.
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
Except for the policies described above, there have been no significant changes to accounting policies during the three and six months ended June 30, 2026.

NOTE 3 - WORKFORCE REDUCTION
On June 22, 2026, the Company announced a reduction of its current U.S. workforce (the “June 2026 Plan”) that was designed to advance the Company’s path toward profitability and positive cash flow generation by streamlining its organizational structure, optimizing operating expenses, and aligning production plans with anticipated demand. The Company expects to substantially complete the June 2026 Plan by the end of the third quarter of 2026, subject to local law and consultation requirements. As a result of the June 2026 Plan, the Company expects to incur total workforce reduction charges of approximately $34 million.
On February 20, 2026, the Company announced a reduction of its current U.S. workforce (the “February 2026 Plan”) that intended to align with its long-term operating goals as it focuses on the start of production of its Midsize platform, expansion into the robotaxi market and development of ADAS technologies, as well as the sale and distribution of its current models in existing and new geographies. The Company substantially completed the February 2026 Plan in the second quarter of 2026.
On May 24, 2024, the Company announced a plan (the “May 2024 Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the May 2024 Plan during the first quarter of 2025.
During the three and six months ended June 30, 2026, the Company recorded workforce reduction charges of $33.7 million and $71.6 million, respectively, in the condensed consolidated statements of operations and comprehensive loss. The workforce reduction charges are comprised of $33.3 million related to the June 2026 Plan for the three and six months ended June 30, 2026, and $0.4 million and $38.3 million related to the February 2026 Plan for the three and six months ended June 30, 2026, respectively. The workforce reduction charges were primarily related to severance payments, employee benefits, employee transition, and acceleration of stock-based compensation expense.
A summary of accrued liabilities associated with the workforce reduction plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accrued liabilities - beginning of period	$30,457	$—	$—	$267
Workforce reduction charges excluding non-cash items(1)(2)	29,015	—	68,308	—
Cash payments	(29,340)	—	(38,176)	(267)
Accrued liabilities - end of period	$30,132	$—	$30,132	$—
(1) Excluded non-cash items of $4.7 million for the three and six months ended June 30, 2026 related to the June 2026 Plan, comprised of the acceleration of stock-based compensation expenses.
(2) Excluded non-cash items of $1.4 million credit for the six months ended June 30, 2026 related to the February 2026 Plan, which was net of accelerated stock-based compensation expense of $1.9 million and a reversal of $3.3 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.

As of June 30, 2026, the accrued liabilities of $30.1 million associated with the June 2026 Plan and February 2026 Plan were included in other current liabilities on the condensed consolidated balance sheet.

NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$487,482	$479,754
Work in progress	268,422	146,575
Finished goods	622,749	483,200
Total Inventory	$1,378,653	$1,109,529
Inventory as of June 30, 2026 and December 31, 2025 was comprised of raw materials, work in progress related to the production of vehicles for sale and SKD units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and used vehicles which the Company intends to sell. The Company recorded write-downs of $299.7 million and $537.6 million for the three and six months ended June 30, 2026, respectively, and $184.7 million and $336.3 million for the same periods in the prior year, respectively, to reduce its inventories to its net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments (“LCNRV”). While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact the Company’s financial results.
Property, plant and equipment, net
Property, plant and equipment, net as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30, 2026	December 31, 2025
Land and land improvements	$70,967	$70,967
Building and improvements(1)	1,102,446	1,099,186
Machinery, tooling and vehicles(2)(3)	2,393,770	2,363,263
Computer equipment and software	159,288	140,419
Leasehold improvements	306,925	304,609
Furniture and fixtures	60,309	57,921
Finance leases	113,647	193,137
Construction in progress	1,449,228	970,960
Total Property, plant and equipment	5,656,580	5,200,462
Less accumulated depreciation and amortization	(1,433,739)	(1,222,330)
Property, plant and equipment, net	$4,222,841	$3,978,132

(1) As of June 30, 2026 and December 31, 2025, $127.5 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was primarily recorded as a deduction to the AMP-2 building balance. See Note 15 “Related Party Transactions” for more information.
(2) Included $28.4 million and $47.2 million of service loaner vehicles as of June 30, 2026 and December 31, 2025, respectively.
(3) Included $32.8 million and $33.7 million of operating lease vehicles sold to rental companies as of June 30, 2026 and December 31, 2025, respectively.

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

	June 30, 2026	December 31, 2025
Machinery and tooling	$635,554	$418,426
Construction of AMP-1 and AMP-2(1)	749,325	512,502
Leasehold improvements and other	64,349	40,032
Total construction in progress	$1,449,228	$970,960
(1) As of June 30, 2026 and December 31, 2025, $67.3 million of capital expenditure support received from MISA was recorded primarily as a deduction to the AMP-2 facility construction in progress balance. See Note 15 “Related Party Transactions” for more information.
Depreciation and amortization expense was $122.2 million and $238.6 million for the three and six months ended June 30, 2026, respectively, and $111.1 million and $209.0 million for the same periods in the prior year, respectively. The amount of interest capitalized on construction in progress related to significant capital asset constructions was not material for the three and six months ended June 30, 2026 and 2025.
Other current liabilities
Other current liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Engineering, design, and testing accrual	$67,502	$56,237
Capital expenditures accrual	257,076	234,313
Accrued compensation	191,828	155,906
Accrued purchases(1)	120,767	183,330
Retail leasehold improvements accrual	5,375	5,804
Third-party services accrual	46,228	72,083
Tooling liability	59,978	35,138
Operating lease liabilities, current portion	67,198	64,171
Reserve for loss on firm inventory purchase commitments	63,538	131,904
Accrued warranty	74,908	58,765
Accrued interest	45,559	29,841
Deferred revenue(2)	29,450	29,950
Sales incentive accrual	21,911	34,626
RVG liabilities	60,201	55,448
Other current liabilities	247,582	245,125
Total other current liabilities	$1,359,101	$1,392,641
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
(2) Represent deferred revenue from vehicle sales primarily related to OTA and remarketing activities.

Other long-term liabilities
Other long-term liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating lease liabilities, net of current portion	$228,041	$225,434
Other long-term liabilities(1)(2)	371,400	357,305
Total other long-term liabilities	$599,441	$582,739
(1) As of June 30, 2026 and December 31, 2025, $114.8 million of deferred revenue was recorded within other long-term liabilities in the condensed consolidated balance sheets, respectively, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 15 “Related Party Transactions” for more information.
(2) Included accrued warranty balance of $98.5 million and $93.4 million as of June 30, 2026 and December 31, 2025, respectively.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accrued warranty - beginning of period(2)	$164,314	$116,876	$152,201	$112,478
Warranty costs incurred	(9,076)	(7,445)	(16,074)	(15,359)
Provision for warranty(1)	18,172	14,960	37,283	27,272
Accrued warranty - end of period(2)	$173,410	$124,391	$173,410	$124,391
(1) Provision for warranty for the three and six months ended June 30, 2026 and 2025 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties.
(2) Accrued warranty balance of $74.9 million and $58.8 million was recorded within other current liabilities, and $98.5 million and $93.4 million was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
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

The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments
Cash	$378,128	$—	$—	$378,128	$378,128	$—
Level 1:
Money market funds	90,713	—	—	90,713	90,713	—
U.S. Treasury securities	222,534	—	(2)	222,532	198,616	23,916
Subtotal	313,247	—	(2)	313,245	289,329	23,916
Level 2:
Certificates of deposit	4,803	—	(7)	4,796	—	4,796
Commercial paper	65,148	—	(4)	65,144	65,144	—
Subtotal	69,951	—	(11)	69,940	65,144	4,796
Total	$761,326	$—	$(13)	$761,313	$732,601	$28,712

	December 31, 2025
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$762,077	$—	$—	$762,077	$762,077	$—	$—
Level 1:
Money market funds	235,750	—	—	235,750	235,750	—	—
U.S. Treasury securities	575,159	3,655	—	578,814	—	398,011	180,803
Subtotal	810,909	3,655	—	814,564	235,750	398,011	180,803
Level 2:
Time deposits(1)	65,000	—	—	65,000	—	65,000	—
Corporate debt securities	471,819	3,442	—	475,261	—	168,082	307,179
Subtotal	536,819	3,442	—	540,261	—	233,082	307,179
Total	$2,109,805	$7,097	$—	$2,116,902	$997,827	$631,093	$487,982
(1) Included $50.0 million of time deposits with GIB in short-term investments. GIB is a related party of the PIF, which is an affiliate of Ayar. See Note 15 “Related Party Transactions” for more information.
During the three and six months ended June 30, 2026, the Company recorded realized gains of nil and $5.7 million on the sale of available-for-sale securities, and immaterial realized gains for the same periods in the prior year. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was immaterial and $13.1 million as of June 30, 2026 and December 31, 2025, respectively, and was recorded in other current assets on its condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.
The following table summarizes our available-for-sale securities by contractual maturity:

	June 30, 2026
	Amortized cost	Estimated Fair Value
Within one year	$28,719	$28,712

On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded fair values of $14.2 million and $24.3 million within long-term investments in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. The Company recognized an unrealized gain of $0.5 million and an unrealized loss of $9.7 million during the three and six months ended June 30, 2026, respectively, and an unrealized gain of $3.9 million and an unrealized loss of $9.5 million for the same periods in the prior year, respectively, in change of fair value of equity securities of a related party in the condensed consolidated statement of operations and comprehensive loss. The Company also recognized an unrealized foreign currency gain of $0.1 million and an unrealized foreign currency loss of $0.4 million during the three and six months ended June 30, 2026, respectively, and unrealized foreign currency gains of $1.6 million and $2.8 million for the same periods in the prior year, respectively, related to these equity securities in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. See Note 15 “Related Party Transactions” for more information.
Level 3 liabilities consist of the common stock warrant liability and the derivative liabilities associated with the Redeemable Convertible Preferred Stock, of which the fair values were measured upon issuance of the Private Placement Warrants and the Redeemable Convertible Preferred Stock and are remeasured at each reporting period. The valuation methodology and underlying assumptions for the Redeemable Convertible Preferred Stock are discussed further in Note 7 “Redeemable Convertible Preferred Stock”. The fair value of the common stock warrant liability remains unchanged and was nil as of June 30, 2026 and December 31, 2025. Level 3 liabilities also consist of residual value guarantee liabilities, of which the fair value is measured initially upon delivery of vehicles and assessed subsequently for any changes on a quarterly basis. Significant changes in the unobservable inputs used in determining the fair value would result in significant changes to the fair value measurement.
The following tables present a reconciliation of the common stock warrant liability and derivative liabilities associated with the Redeemable Convertible Preferred Stock measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Series A Derivative Liability	Series B Derivative Liability	Series C Derivative Liability	Series A Derivative Liability	Series B Derivative Liability	Series C Derivative Liability
Fair value-beginning of period	$5,900	$2,925	$—	$10,800	$5,400	$—
Issuance	—	—	115,390	—	—	115,390
Change in fair value	(5,200)	(2,550)	47,190	(10,100)	(5,025)	47,190
Fair value-end of period	$700	$375	$162,580	$700	$375	$162,580

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Series A Derivative Liability	Series B Derivative Liability	Common Stock Warrant Liability	Series A Derivative Liability	Series B Derivative Liability	Common Stock Warrant Liability
Fair value-beginning of period	$232,100	$125,625	$6,653	$408,800	$230,625	$19,514
Change in fair value	(76,900)	(34,575)	(5,322)	(253,600)	(139,575)	(18,183)
Fair value-end of period	$155,200	$91,050	$1,331	$155,200	$91,050	$1,331
NOTE 6 – DEBT

The carrying value of the Company’s debt as of June 30, 2026 and December 31, 2025 was as follows (in millions):

	June 30, 2026	December 31, 2025
2026 Notes	$204.0	$203.7
2030 Notes	1,085.9	1,084.2
2031 Notes	963.3	962.4
GIB credit facility	503.1	468.0
DDTL credit facility	497.4	—
Total debt	3,253.7	2,718.3
Current portion of debt	(707.1)	(671.7)
Debt, net of current portion	$2,546.6	$2,046.6

Convertible Senior Notes
The Company accounted for the issuances of the 2026 Notes, the 2030 Notes, and the 2031 Notes as single liabilities measured at its respective amortized cost, as no other embedded features require bifurcation and recognition as derivatives. It determined the fair value of the Convertible Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The following table sets forth a summary of the 2026 Notes, the 2030 Notes, and the 2031 Notes as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$204.3	$(0.3)	$204.0	$196.5
2030 Notes	1,100.0	(14.1)	1,085.9	517.0
2031 Notes	975.0	(11.7)	963.3	515.5
Total convertible senior notes	$2,279.3	$(26.1)	$2,253.2	$1,229.0

	December 31, 2025
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$204.3	$(0.6)	$203.7	$189.7
2030 Notes	1,100.0	(15.8)	1,084.2	655.9
2031 Notes	975.0	(12.6)	962.4	775.1
Total convertible senior notes	$2,279.3	$(29.0)	$2,250.3	$1,620.7

The effective interest rate for the 2026 Notes, the 2030 Notes, and the 2031 Notes is 1.5%, 5.4%, and 7.3%, respectively. The components of interest expense related to the 2026 Notes, the 2030 Notes, and the 2031 Notes were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest	$31.4	$15.9	$62.9	$22.2
Amortization of debt discounts and debt issuance costs	1.5	1.4	2.9	2.7
Interest expense	$32.9	$17.3	$65.8	$24.9

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
The 2026 Notes were not eligible for conversion as of June 30, 2026 and December 31, 2025. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of June 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2026 Notes.
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
The 2030 Notes were not eligible for conversion as of June 30, 2026 and December 31, 2025. No sinking fund is provided for the 2030 Notes, which means that the Company is not required to redeem or retire them periodically. As of June 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2030 Notes.
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
The Capped Call Transactions were separate transactions, entered into by the Company with certain financial institutions, and were not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Transactions. The Company recorded the Capped Call Transactions as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, with no remeasurement in subsequent periods as they meet the conditions for equity classification.
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
The 2031 Notes were not eligible for conversion as of June 30, 2026 and December 31, 2025. No sinking fund is provided for the 2031 Notes, which means that the Company is not required to redeem or retire them periodically. As of June 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2031 Notes.
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
The Company is not a party to the prepaid forward transactions. In connection with Ayar agreeing to enter into and fund the prepaid forward transactions, the Company has agreed to pay a periodic cash fee to Ayar, which shall initially accrue at a rate of 0.5% per annum on the amount of prepaid forward transactions and be recalculated to reflect any early settlement of the prepaid forward transactions. The periodic fee incurred associated with the prepaid forward transactions was not material for the three and six months ended June 30, 2026 and 2025.

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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of June 30, 2026 and December 31, 2025, no amount was outstanding under the SIDF Loan Agreement.
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
On February 24, 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $505.7 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the 2025 GIB Credit Facility. Commitments under the 2025 GIB Credit Facility will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2025 GIB Credit Facility.
The commitment fees for the three and six months ended June 30, 2026 and 2025 were not material. The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of June 30, 2026 and December 31, 2025, the Company had outstanding borrowings of SAR 1,890.0 million (approximately $503.1 million) and SAR 1,755.0 million (approximately $468.0 million), respectively. The outstanding borrowings were recorded within current portion of debt in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.18% and 6.44% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, availability under the GIB credit facility was SAR 8.7 million (approximately $2.3 million) and SAR 143.5 million (approximately $38.3 million), respectively, after giving effect to the outstanding letters of credit. The Company recorded interest expense of SAR 29.7 million (approximately $7.9 million) and SAR 59.4 million (approximately $15.8 million) during the three and six months ended June 30, 2026, respectively, and $3.6 million and $6.1 million for the same periods in the prior year. As of June 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the GIB credit facility.

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
The ABL Credit Facility contains customary covenants that limit the ability of the Company and the ability of its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of June 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $136.2 million and $104.1 million as of June 30, 2026 and December 31, 2025, respectively. Availability under the ABL Credit Facility was $413.3 million (including $142.9 million cash and cash equivalents) and $596.0 million (including $199.2 million cash and cash equivalents) as of June 30, 2026 and December 31, 2025, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheets and amortized over the facility term using the straight-line method. Commitment fee and amortization of the deferred issuance costs were not material for the three and six months ended June 30, 2026 and 2025, respectively.
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
In November 2025, the Company increased the aggregate principal amount of the DDTL Credit Facility from $750.0 million to $1.98 billion. In April 2026, the Company borrowed $500.0 million under the DDTL Credit Facility. In April 2026, the Company also entered into the DDTL Amendment, pursuant to which the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $500.0 million, such that, after giving effect to such increase, the aggregate sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $2.48 billion. The Company is required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the DDTL Credit Facility. In July 2026, the Company borrowed an additional $800.0 million under the DDTL Credit Facility.
The DDTL Credit Facility contains customary covenants that limit the ability of the Company and the ability of its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility included a minimum liquidity covenant, which was eliminated under the DDTL Amendment. The DDTL Amendment also removed the requirement that the Company fully utilize the borrowing availability under the ABL Credit Facility prior to making borrowings under the DDTL Credit Facility. As of June 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the DDTL Credit Facility.
As of June 30, 2026 and December 31, 2025, the Company had outstanding borrowings of $500.0 million and nil, respectively, under the DDTL Credit Facility. The outstanding borrowings were recorded within debt, net of current portion in the condensed consolidated balance sheet. The interest rate on the outstanding borrowings was 9.54% as of June 30, 2026. As of June 30, 2026 and December 31, 2025, availability under the DDTL credit facility was $1.98 billion. The Company recorded interest expense of $11.9 million during the three and six months ended June 30, 2026, and nil for the same periods in the prior year.

The Company incurred issuance costs of $6.2 million to obtain the DDTL Credit Facility during the year ended December 31, 2024, which was capitalized within other noncurrent assets in the condensed consolidated balance sheet and amortized over the facility term using the straight-line method. The Company incurred issuance costs of $9.2 million and $3.8 million to increase the aggregate delayed draw term commitment of the DDTL Credit Facility during the year ended December 31, 2025, and during the six months ended June 30, 2026, respectively. These costs were capitalized within other noncurrent assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2026, the Company reclassified $2.8 million of the issuance cost and recorded it as an adjustment to the principal amount of the $500.0 million borrowed in April 2026 within debt, net of current portion in the condensed consolidated balance sheet. The issuance cost recorded within other noncurrent assets and debt, net of current portion are amortized over the remaining term of the facility using the straight-line method.
Commitment fee, amortization of the deferred issuance costs and amortization of the adjustment to the outstanding borrowings were $3.6 million and $7.0 million for the three and six months ended June 30, 2026, and were not material for the same periods in the prior year.
NOTE 7 – REDEEMABLE CONVERTIBLE PREFERRED STOCK
In March 2024, the Company sold 100,000 shares of the Series A Redeemable Convertible Preferred Stock to Ayar for an aggregate purchase price of $1.0 billion in a private placement. In August 2024, the Company sold 75,000 shares of the Series B Redeemable Convertible Preferred Stock to Ayar for an aggregate purchase price of $750.0 million in a private placement.
On April 14, 2026, the Company entered into the Series C Subscription Agreement with Ayar. Pursuant to the Series C Subscription Agreement, Ayar agreed to purchase from the Company 55,000 shares of the Series C Redeemable Convertible Preferred Stock for an aggregate purchase price of $550.0 million in a private placement. Subsequently, on April 28, 2026, the Company issued the shares to Ayar pursuant to the Series C Subscription Agreement and received aggregate gross proceeds of $550.0 million. The Company determined that the Subscription Agreement was required to be accounted for at fair value between the execution date and the settlement date as it represented a contract to sell redeemable stock as further elaborated below. As a result, the Company recognized a gain of $142.2 million reflecting the change in fair value of the contract as measured upon settlement based on the difference between the fair value of the Series C Redeemable Convertible Preferred Stock at issuance versus the cash purchase price negotiated at fair value at contract inception, such that the Series C Redeemable Convertible Preferred Stock is initially recognized at fair value of $292.4 million on the issuance date. The valuation models and assumptions used to value the contract during this period are consistent with the models described below with respect to the valuation of the embedded derivative for the Series C Redeemable Convertible Preferred Stock.
The shares of the Series A Redeemable Convertible Preferred Stock, the Series B Redeemable Convertible Preferred Stock and the Series C Redeemable Convertible Preferred Stock were issued pursuant to the Series A Certificate of Designations, the Series B Certificate of Designations and the Series C Certificate of Designations (the “Certificate of Designations”), respectively. Pursuant to the respective purchase agreements, Ayar has agreed, with certain exceptions, that without prior written consent of the Company, it will not sell or transfer the Redeemable Convertible Preferred Stock for the twelve months after the date of the closing of the respective private placement.
Dividends: The Redeemable Convertible Preferred Stock ranks senior to the common stock with respect to dividends and distributions of assets upon the Company’s liquidation, dissolution or winding up. The Redeemable Convertible Preferred Stock has an initial value of $10,000 per share (the “Initial Value” and the Initial Value plus compounded and accrued dividends, the “Accrued Value”). Dividends on the Redeemable Convertible Preferred Stock are payable in the form of compounded cumulative dividends upon each share of the Redeemable Convertible Preferred Stock (paid-in-kind). Dividends accrue daily on the Initial Value (as increased for any compounded dividends previously compounded thereon) of each share of the Redeemable Convertible Preferred Stock at a rate of 9% per annum and compound on the basis of quarterly dividend payment dates on each March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2024 for the Series A Redeemable Convertible Preferred Stock, September 30, 2024 for the Series B Redeemable Convertible Preferred Stock and June 30, 2026 for the Series C Redeemable Convertible Preferred Stock.
Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Redeemable Convertible Preferred Stock if all shares of the Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of June 30, 2026 and December 31, 2025, the liquidation preference of the Series A Redeemable Convertible Preferred Stock was $1,470.2 million and $1,350.4 million, respectively. As of June 30, 2026 and December 31, 2025, the liquidation preference of the Series B Redeemable Convertible Preferred Stock was $1,032.9 million and $949.2 million, respectively. As of June 30, 2026, the liquidation preference of the Series C Redeemable Convertible Preferred Stock was $566.9 million.

Voting Rights: Each Holder is entitled to the number of votes equal to the number of whole shares of common stock into which the aggregate shares of the Redeemable Convertible Preferred Stock held by such Holder are convertible on the record date for determining stockholders entitled to vote on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders and on which matter holders of the common stock shall be entitled to vote. Holders are entitled to notice of any meeting of stockholders and, except as otherwise provided in the Certificate of Designations or otherwise required by law, to vote together as a single class with the holders of the common stock and any other class or series of stock entitled to vote thereon. The voting power of Holders for Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock is subject to a voting cap per share equal to the quotient of the $10,000 Initial Value and the minimum price ($27.70 for the Series A Redeemable Convertible Preferred Stock and $31.20 for the Series B Redeemable Convertible Preferred Stock). The voting power of Holders for Series C Redeemable Convertible Preferred Stock is subject to a voting cap equal to 301.4993 votes per share.
As long as at least 10% of the aggregate number of shares issued on the respective initial issue date remain outstanding, and subject to certain other conditions, Holders are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Redeemable Convertible Preferred Stock, authorizations or issuances by the Company of capital stock of the Company that ranks senior or equal to the Redeemable Convertible Preferred Stock with respect to dividends or distributions on liquidation or the terms of which provide for cash dividends (other than the common stock), winding-up and dissolution, and decreases in the number of authorized shares of the Redeemable Convertible Preferred Stock. The Company also agreed that as long as Ayar owns at least 50% of the shares issued on the respective initial issue date, the Company will comply with certain debt incurrence covenants in its Credit Agreement, (i) dated as of June 9, 2022, by and among the Company, as the Borrower Representative, the other Borrowers party thereto from time-to-time, the Lenders and Issuing Banks from time-to-time party thereto and Bank of America, N.A., as Administrative Agent, as amended, which agreement may be waived with the sole consent of Ayar (ii) dated as of August 4, 2024, by and among the Company, as the Borrower, the Lenders party thereto and Ayar, as Administrative Agent, as amended, amended and restated, modified or waived from time-to-time.
Conversion: Each share of the Redeemable Convertible Preferred Stock is convertible, at the option of the respective Holder, from time-to-time after the initial issue date, and without the payment of additional consideration by the Holder, (a) at any time that the closing price per share of the common stock on the trading day immediately preceding the date on which the Holder delivers the relevant notice of conversion is at least $55.00 for Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock, and $16.30 for Series C Redeemable Convertible Preferred Stock (subject to certain adjustments), unless the Company otherwise consents to such conversion in its sole discretion, or (b) in all events during certain specified periods relating to a fundamental change or optional redemption by the Company, into such number of fully paid and non-assessable shares of common stock as is determined by dividing (i) the applicable Accrued Value as of the conversion date by (ii) the applicable conversion price in effect as of such conversion date, which shall initially be $35.9520 for the Series A Redeemable Convertible Preferred Stock, $43.7990 for the Series B Redeemable Convertible Preferred Stock and $10.8160 for the Series C Redeemable Convertible Preferred Stock, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events (the “Conversion Price”).
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
The Company accretes the Redeemable Convertible Preferred Stock to its redemption value, which is greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period. The Company recorded accretion of $67.3 million and $129.8 million related to the Series A Redeemable Convertible Preferred Stock during the three and six months ended June 30, 2026, respectively, and $129.2 million and $354.5 million for the same periods in the prior year, respectively. The Company recorded accretion of $45.2 million and $88.7 million related to the Series B Redeemable Convertible Preferred Stock during the three and six months ended June 30, 2026, respectively, and $70.6 million and $210.2 million for the same periods in the prior year, respectively. The Company recorded accretion of $111.9 million related to the Series C Redeemable Convertible Preferred Stock during the three and six months ended June 30, 2026.
Accretion of the Redeemable Convertible Preferred Stock was reflected as adjustments to additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The carrying value of the Series A Redeemable Convertible Preferred Stock was $1,469.5 million and $1,339.6 million as of June 30, 2026 and December 31, 2025, respectively. The carrying value of the Series B Redeemable Convertible Preferred Stock was $1,032.5 million and $943.8 million as of June 30, 2026 and December 31, 2025, respectively. The carrying value of the Series C Redeemable Convertible Preferred Stock was $404.3 million as of June 30, 2026.
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
As of June 30, 2026 and December 31, 2025, the Company remeasured the derivative liabilities for the Redeemable Convertible Preferred Stock to fair value of $163.7 million and $16.2 million, comprising of $0.7 million and $10.8 million related to Series A Redeemable Convertible Preferred Stock, $0.4 million and $5.4 million related to Series B Redeemable Convertible Preferred Stock and $162.6 million and nil related to Series C Redeemable Convertible Preferred Stock, respectively. The Company recognized losses of $39.4 million and $32.0 million for the three and six months ended June 30, 2026, respectively, and gains of $111.5 million and $393.2 million for the same periods in the prior year, respectively, in change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss.
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

The level 3 fair value inputs used in the valuation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock were as follows:

	June 30, 2026			December 31, 2025
	Series A Derivative Liability	Series B Derivative Liability	Series C Derivative Liability	Series A Derivative Liability	Series B Derivative Liability
Volatility	40.0%	40.0%	40.0%	40.0%	40.0%
Credit spread	34.5%	34.5%	34.5%	23.9%	23.9%
Stock price	$6.69	$6.69	$6.69	$10.57	$10.57
Term (in years)	2.7	3.1	4.8	3.2	3.6
Risk-free rate	4.1%	4.1%	4.1%	3.5%	3.6%
NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
In July 2025, the Company entered into a Vehicle Production Agreement (the “First VPA”) with Uber and the 2025 Subscription Agreement with SMB, a subsidiary of Uber. Under the First VPA, Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 Lucid Gravity vehicles that have been modified to include certain autonomous driving hardware and other features (the “Lucid Gravity Plus vehicles”). Under the 2025 Subscription Agreement, the Company agreed to issue and SMB agreed to purchase, in a private placement, the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. In September 2025, the Company and SMB entered into an amendment to the 2025 Subscription Agreement to reflect the adjustments made to the number of placement shares and purchase price per placement share therein due to the Reverse Stock Split. The Company also consummated the private placement of shares to SMB and issued 13,715,121 shares at a price per share of $21.87, for aggregate net proceeds of $299.7 million after deducting issuance costs of $0.3 million in September 2025.
In April 2026, the Company entered into a Second Vehicle Production Agreement (as amended by the Amendment No. 1 to the Second Vehicle Production Agreement dated July 10, 2026, the “Second VPA”, together with the First VPA, the “VPAs”) with Uber and the 2026 Subscription Agreement with SMB. Under the Second VPA, Uber and its designated fleet operators have agreed to purchase a minimum commitment (the “Minimum Quantity Guarantee”) of 25,000 Lucid Midsize platform vehicles for use as robotaxis that have been modified to include certain autonomous driving hardware and other features (the “Lucid Midsize Plus vehicles”) over a six-year period following the start of production. Start of production of Lucid Midsize Plus vehicles is targeted to occur in late 2028. Pursuant to the offset provisions under the First VPA the Company entered into with Uber in July 2025, the Minimum Quantity Guarantee increased the aggregate number of Lucid Gravity Plus and Lucid Midsize Plus vehicles Uber is committed to purchase to at least 35,000 units. Under the 2026 Subscription Agreement, the Company agreed to issue and SMB agreed to purchase, in a private placement, $200.0 million of its common stock. The Company also consummated the private placement of shares to SMB and issued 24,038,462 shares at a price per share of $8.32, for aggregate net proceeds of $199.8 million after deducting issuance costs of $0.2 million in April 2026.
The shares of common stock sold to SMB pursuant to the 2025 Subscription Agreement and the 2026 Subscription Agreement were sold based upon reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act. SMB may not transfer the shares of common stock acquired under the 2025 Subscription Agreement and the 2026 Subscription Agreement for a period of 18 months after the closing of the private placement.
In April 2026, the Company entered into the 2026 Underwriting Agreement with the Underwriter, under which the Underwriter agreed to purchase 36,057,692 shares of the Company’s common stock. In April 2026, the Company issued the shares to the Underwriter pursuant to the 2026 Underwriting Agreement at a price per share of $8.11, and received aggregate net proceeds of $291.5 million after deducting issuance costs of $1.0 million.
Issuance costs incurred were recorded as a reduction of the gross proceeds received from the equity offerings within additional paid-in capital in the consolidated balance sheets.
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 85,782 shares of its common stock, including 71,274 shares from certain employees and 14,508 shares from board of directors of the Company’s predecessor, Atieva, Inc. at $241.50 per share. No common stock was repurchased during the three and six months ended June 30, 2026 and 2025.

Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of June 30, 2026 was as follows:

June 30, 2026
Private Placement Warrants to purchase common stock	4,435,000
Stock options outstanding	2,617,550
Restricted stock units outstanding	16,437,935
Shares available for future grants under equity plans	23,118,397
If-converted common shares from 2026 Notes	372,950
If-converted common shares from 2030 Notes	36,666,630
If-converted common shares from 2031 Notes	46,846,313
If-converted common shares from Series A redeemable convertible preferred stock	34,006,758
If-converted common shares from Series B redeemable convertible preferred stock	20,239,798
If-converted common shares from Series C redeemable convertible preferred stock	51,651,489
Total shares of common stock reserved	236,392,820
NOTE 9 – STOCK-BASED AWARDS

Stock Options
A summary of stock option activity, excluding performance-based stock options (“PSOs”), for the six months ended June 30, 2026 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2025	2,030,874	$19.09	3.98	$2,918
Options exercised	(311,391)	8.91
Options canceled/forfeited	(101,933)	45.03
Balance as of June 30, 2026	1,617,550	$19.41	3.43	$11
Options vested and exercisable as of June 30, 2026	1,556,611	$17.71	3.39	$11
As of June 30, 2026, unrecognized stock-based compensation cost related to outstanding unvested stock options, excluding PSOs, that are expected to vest was $1.1 million, and is expected to be recognized over a weighted-average period of 1.0 year.
In April 2026, the Company granted 1,000,000 shares of PSOs to its current CEO. These PSOs have a contractual term of 10 years from the date of grant. These awards are subject to both market capitalization targets and time-based vesting conditions during a 5-year performance period commencing on the date of grant, and are subject to the CEO’s continued employment with the Company. As of June 30, 2026, none of the market capitalization targets or time-based vesting conditions had been achieved. The related stock-based compensation expense for the three and six months ended June 30, 2026 was immaterial. As of June 30, 2026, unrecognized stock-based compensation cost related to these awards was $4.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.
RSUs
A summary of RSUs activity for the six months ended June 30, 2026 was as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2025	17,337,857	2,645,726	19,983,583	$27.86
Granted	5,114,901	43,504	5,158,405	$7.30
Vested	(4,100,489)	(569,025)	(4,669,514)	$30.17
Canceled/Forfeited	(3,128,662)	(905,877)	(4,034,539)	$24.87
Balance as of June 30, 2026	15,223,607	1,214,328	16,437,935	$21.49

As of June 30, 2026, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $249.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.
The Company granted 1,383,475 shares of the time-based RSUs to the former CEO that were scheduled to vest in sixteen equal quarterly installments, beginning on December 5, 2021, and were subject to continuous employment. The Company recognized compensation expense for these time-based RSUs on a graded vesting schedule over the requisite vesting period. The Company withheld approximately 47,712 and 95,424 shares of common stock for the three and six months ended June 30, 2025, by net settlement to meet the related tax withholding requirements related to the former CEO’s time-based RSUs. In February 2025, the Company announced the former CEO’s resignation and transition. In connection with this transition, the Company recorded a reversal of $41.6 million related to previously recognized stock-based compensation expenses for his unvested time-based RSUs. As of December 31, 2025, there were no unrecognized stock-based compensation expenses related to the former CEO’s time-based RSUs.
The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and individual performance and (ii) a service condition that is generally satisfied over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the three and six months ended June 30, 2026, the Company recorded a net stock-based compensation expense reversal of $1.9 million and stock-based compensation expenses of $3.7 million, respectively, related to these performance-based RSUs. During the three and six months ended June 30, 2025, the Company recorded stock-based compensation expenses of $3.5 million and $12.4 million, respectively. As of June 30, 2026, the unamortized expense for the performance-based RSUs was $5.3 million, which will be recognized over a weighted-average period of 0.9 years primarily contingent upon realization of the corporate performance conditions.
ESPP
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of June 30, 2026, unrecognized stock-based compensation cost related to the ESPP was $22.4 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three and six months ended June 30, 2026 and 2025, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$603	$582	$1,624	$1,704
Research and development	25,584	34,195	63,269	69,016
Selling, general and administrative	15,761	21,542	39,444	13,114
Workforce reduction charges	4,661	—	3,302	—
Total	$46,609	$56,319	$107,639	$83,834
The Company capitalized stock-based compensation expenses of $8.0 million and $19.1 million for the three and six months ended June 30, 2026, respectively, and $8.5 million and $18.3 million for the same periods in the prior year, respectively, primarily as part of the cost of inventory.
NOTE 10 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classified this lease as a finance lease because the Lease Agreement contained a purchase option which the Company was reasonably certain to exercise. As of December 31, 2025, assets and liabilities associated with the finance lease were $79.3 million and $79.4 million, respectively. During the six months ended June 30, 2026, the Company elected not to exercise the purchase option. As a result, the Company remeasured the lease‑related assets and liabilities, and the remaining balances were immaterial as of June 30, 2026.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction is accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other current liabilities in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
Operating leases:
Right-of-use assets	$249,019	$241,974

Other current liabilities	$67,198	$64,171
Other long-term liabilities	228,041	225,434
Total operating lease liabilities	$295,239	$289,605

Finance leases:
Property, plant and equipment, net(1)	$102,161	$185,721
Total finance lease assets	$102,161	$185,721

Finance lease liabilities, current portion	$5,045	$84,222
Finance lease liabilities, net of current portion	102,685	104,559
Total finance lease liabilities(1)	$107,730	$188,781
(1) As of June 30, 2026 and December 31, 2025, the Company recorded finance lease assets of $92.7 million and $95.3 million, respectively, and finance lease liabilities of $98.8 million and $98.9 million, respectively, related to certain facility leases assumed in connection with the asset acquisition from Nikola Corporation.
The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense:
Operating lease expense(1)	$26,669	$19,217	$49,989	$35,698
Variable lease expense	$588	$607	$1,181	$1,177

Finance lease expense:
Amortization of leased assets	$2,423	$1,745	$4,837	$2,294
Interest on lease liabilities	3,278	2,746	6,569	3,935
Total finance lease expense	$5,701	$4,491	$11,406	$6,229
Total lease expense	$32,958	$24,315	$62,576	$43,104
(1) Excluded short-term leases, which were not material.

Other information related to leases where the Company is the lessee was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	5.2	5.2
Finance leases	16.4	9.9

Weighted-average discount rate:
Operating leases	11.77%	11.50%
Finance leases	8.03%	7.33%
As of June 30, 2026, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2026 (remainder of the year)	$48,733	$6,592
2027	86,930	12,855
2028	71,888	10,972
2029	60,086	8,621
2030	47,379	8,752
2031	25,437	8,915
Thereafter	62,071	170,750
Total minimum lease payments	402,524	227,457
Less: Interest	(107,285)	(119,727)
Present value of lease obligations	295,239	107,730
Less: Current portion	(67,198)	(5,045)
Long-term portion of lease obligations	$228,041	$102,685
As of June 30, 2026, the Company entered into additional leases for facilities that have not yet commenced with undiscounted future lease payments of $25.4 million. The leases are expected to commence over the next twelve months.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of June 30, 2026 and December 31, 2025, the Company had $0.7 billion and $0.9 billion in commitments related to AMP-1 and AMP-2 plant and equipment, respectively. These commitments represent future expected payments on open purchase orders entered into as of June 30, 2026 and December 31, 2025.

The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. As of June 30, 2026, pursuant to the terms of agreements the Company entered into in connection with the supply of lithium-ion battery cells, the Company had remaining minimum purchase commitments of an aggregate of approximately $2.47 billion, calculated using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. The estimated future payments having a remaining term in excess of one year as of June 30, 2026 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2026 (remainder of the year)	$154,621
2027	414,673
2028	494,859
2029	488,529
2030	494,959
Thereafter	498,089
Total	$2,545,730
Legal Matters
From time-to-time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.
In re Lucid Group, Inc. Securities Litigation
On April 1, 2022, and May 31, 2022, two alleged shareholders filed putative class actions under the federal securities laws in the United States District Court for the Northern District of California against the Company and certain officers of the Company relating to alleged statements, updated projections and guidance provided from late 2021 to early 2022. The two matters were consolidated as In re Lucid Group, Inc. Securities Litigation. The complaint alleges that the Company and its former CEO made false or misleading statements about the Company’s 2022 production targets in violation of Sections 10(b) and 20(a) of the Exchange Act. Defendants deny these allegations and are vigorously defending the case. At this point in the matter, we are unable to predict the outcome or potential exposure.
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
Eke v. Lucid Group, Inc., et al.
On May 29, 2026, a shareholder filed a putative class action alleging claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 against the Company, the Company’s then Interim Chief Executive Officer Marc Winterhoff, and Chief Financial Officer Taoufiq Boussaid (Eke v. Lucid Group Inc. et al., U.S. District Court N.D. Cal., Case No. 3:26-cv-05128). The complaint alleges that Defendants made false or misleading statements about and/or failed to disclose, among other things, that a supplier quality issue had significantly disrupted deliveries of the Lucid Gravity. Defendants deny these allegations and plan to vigorously defend the case. At this point in the matter, we are unable to predict the outcome or potential exposure.
On June 16, 2026, a shareholder filed a derivative action on behalf of the Company against certain current and former directors and officers alleging claims substantially similar to those in Eke v. Lucid Group, Inc. et al. The case alleges claims such as a breach of fiduciary duty, unjust enrichment, and waste of corporate assets. Defendants deny these allegations and plan to vigorously defend the case. At this point in the matter, we are unable to predict the outcome or potential exposure.

The Company is evaluating certain loss contingencies arising from supplier contract claims that could result in additional obligations of the Company. As of June 30, 2026, the Company had recorded an immaterial accrual for losses deemed probable and reasonably estimable. While the ultimate outcome of these matters remains uncertain, it is reasonably possible that the Company may incur losses in excess of the amounts accrued. The Company will continue to assess these contingencies as additional information becomes available and will update its estimates, as appropriate, in future reporting periods.
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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $174.5 million and $130.9 million as of June 30, 2026 and December 31, 2025, respectively, for which no liabilities are recorded in the condensed consolidated balance sheets.
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
The Company’s effective tax rate was (0.1)% for the three and six months ended June 30, 2026, and 0.4% for the same periods in the prior year, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
On July 4, 2025, the OBBBA was signed into law, introducing significant changes to the U.S. federal income tax code. The OBBBA included provisions that allow for the immediate expensing of domestic research and development expenses and certain capital expenditures, as well as other changes related to the U.S. taxation of profits derived from foreign operations. The Company elected to fully amortize its previously capitalized domestic research and development expenses. Due to the Company’s full valuation allowance on its U.S. deferred tax assets, the net tax impact of the legislation is immaterial.

NOTE 13 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(1,034,851)	$(539,432)	$(2,063,195)	$(905,603)
Accretion of redeemable convertible preferred stock (related party)	(224,425)	(199,823)	(330,387)	(564,748)
Net loss attributable to common stockholders, basic	$(1,259,276)	$(739,255)	$(2,393,582)	$(1,470,351)
Interest expense on 2026 Notes	—	309	—	4,283
Gain on extinguishment of debt	—	(116,360)	—	(116,360)
Net loss attributable to common stockholders, diluted	$(1,259,276)	$(855,306)	$(2,393,582)	$(1,582,428)

Weighted-average shares outstanding, basic	382,098,609	305,640,483	355,340,787	304,641,184
Dilutive effect of 2026 Notes, using if-converted method	—	147,789	—	1,029,624
Weighted-average shares outstanding, diluted	382,098,609	305,788,272	355,340,787	305,670,808

Net loss per share:
Basic	$(3.30)	$(2.42)	$(6.74)	$(4.83)
Diluted	$(3.30)	$(2.80)	$(6.74)	$(5.18)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30,
Excluded Securities	2026	2025
Private Placement Warrants to purchase common stock	4,435,000	4,435,000
Options outstanding to purchase common stock	1,617,550	2,207,319
RSUs outstanding	15,486,506	8,640,651
Employee stock purchase plan	5,407,704	2,296,613
If-converted common shares from 2026 Notes	372,950	1,752,521
If-converted common shares from 2030 Notes	36,666,630	36,666,663
If-converted common shares from 2031 Notes	46,846,313	—
If-converted common shares from Series A redeemable convertible preferred stock	34,006,758	31,110,856
If-converted common shares from Series B redeemable convertible preferred stock	20,239,798	18,516,244
If-converted common shares from Series C redeemable convertible preferred stock	51,651,489	—
Total	216,730,698	105,625,867
The Capped Call Transactions were also excluded from the computation of diluted net loss per share as they would be anti-dilutive. As of June 30, 2026, 1,000,000 shares of common stock equivalents related to stock options were excluded from the anti-dilutive table above. In addition, 951,429 and 828,090 shares of common stock equivalents related to RSUs were excluded from the anti-dilutive table above as of June 30, 2026 and 2025, respectively. The underlying shares associated with these stock options and RSUs remain contingently issuable because the applicable market or corporate performance vesting conditions had not been satisfied as of June 30, 2026 and 2025.
NOTE 14 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material for the three and six months ended June 30, 2026 and 2025.

NOTE 15 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of the PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in 2047. The right-of-use asset related to this lease was $3.8 million and $4.0 million as of June 30, 2026 and December 31, 2025, respectively. The lease liability was $6.7 million and $6.5 million as of June 30, 2026 and December 31, 2025, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three and six months ended June 30, 2026 and 2025 was immaterial.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of the PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in 2029. The right-of-use asset related to this lease was $1.5 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively. The lease liability was $2.5 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and primarily in other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded for the three and six months ended June 30, 2026 and 2025 was immaterial.
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
MISA Agreements
In February 2022, Lucid LLC entered into agreements with MISA, a related party of the PIF, which is an affiliate of Ayar, pursuant to which MISA has agreed to provide economic support for certain capital expenditures in connection with Lucid LLC’s ongoing design and construction of AMP-2. The support by MISA is subject to Lucid LLC’s completion of certain milestones related to the construction and operation of AMP-2. Following the commencement of construction, if operations at the plant do not commence within 30 months, or if the agreed scope of operations is not attained within 55 months, MISA may suspend availability of subsequent support.
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
During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash. As of December 31, 2024, the Company recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. During the year ended December 31, 2025 and three and six months ended June 30, 2026, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheets. There were no unfulfilled conditions and contingencies attached to the payments received.
GIB Facility Agreement
In April 2022, Lucid LLC entered into revolving credit facilities with GIB in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million). In February 2025, Lucid LLC entered into the 2025 GIB Credit Facility to increase the credit facility aggregate principal to SAR 1.9 billion (approximately $505.7 million). See Note 6 “Debt” for more information.
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of the PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred to date under these agreements were SAR 2,563.6 million (approximately $682.4 million) and SAR 2,147.8 million (approximately $572.7 million) as of June 30, 2026 and December 31, 2025, respectively. Amounts due to Al Bawani under these agreements was SAR 280.8 million (approximately $74.8 million) and SAR 306.0 million (approximately $81.6 million) as of June 30, 2026 and December 31, 2025, respectively, which was primarily recorded within other current liabilities in the condensed consolidated balance sheets.

Subscription Agreements
In March 2024, the Company entered into the Series A Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 100,000 shares of its Series A Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. Subsequently, in March 2024, the Company issued the shares to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million after deducting issuance cost of $2.4 million. In August 2024, the Company entered into the Series B Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 75,000 shares of its Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of $750.0 million in a private placement. Subsequently, in August 2024, the Company issued the shares to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million after deducting issuance costs of $0.6 million. On April 14, 2026, the Company entered into the Series C Subscription Agreement with Ayar, pursuant to which Ayar agreed to purchase from the Company 55,000 shares of its Series C Redeemable Convertible Preferred Stock for an aggregate purchase price of $550.0 million in a private placement. Subsequently, on April 28, 2026, the Company issued the shares to Ayar pursuant to the Series C Subscription Agreement and received aggregate net proceeds of $548.9 million after deducting issuance costs of $1.1 million. See Note 7 “Redeemable Convertible Preferred Stock” for more information.
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
Common stock acquired by Ayar under the 2024 Subscription Agreement, the Redeemable Convertible Preferred Stock acquired by Ayar under the Series A Subscription Agreement, the Series B Subscription Agreement and the Series C Subscription Agreement, and the common stock issuable upon conversion thereof are subject to the Investor Rights Agreement, which governs the registration for resale of such common stock and the Redeemable Convertible Preferred Stock.
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
The Company received payments of SAR 10.9 million (approximately $2.9 million) in cash during the years ended December 31, 2025 and 2024. Payments received during the three and six months ended June 30, 2026 were immaterial. The deferred liability was nil as of June 30, 2026 and December 31, 2025, and the Company recorded the remaining deferred liability balance as a deduction to operating expenses in the condensed consolidated statement of operations and comprehensive loss. The deduction recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss was not material for the three and six months ended June 30, 2026 and 2025.
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
The Company recognized net vehicle sales amount of SAR 361.5 million (approximately $96.2 million) and SAR 505.5 million (approximately $134.6 million) during the three and six months ended June 30, 2026, respectively, and SAR 113.5 million (approximately $30.2 million) and SAR 132.6 million (approximately $35.3 million) during the same periods in the prior year, respectively. The deferred revenue from the vehicle sales was primarily related to OTA and was recorded within other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the deferred revenue balance was not material. The Company recorded amounts due from the Purchaser of SAR 700.9 million (approximately $186.6 million) and SAR 452.1 million (approximately $120.5 million) in accounts receivable, net in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. See “Vehicle Sales” section under Note 2 “Summary of Significant Accounting Policies” for the revenue recognition policies.

Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of the PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery EV chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin and the first cash installment of $33.0 million. These shares were initially measured at a fair value of $73.2 million. As of June 30, 2026 and December 31, 2025, the Company remeasured the shares and recorded fair values of $14.2 million and $24.3 million within long-term investments in the condensed consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $5.8 million from inception through June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company recorded accounts receivable of $2.8 million. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of June 30, 2026 and December 31, 2025, the Company recorded $114.8 million as deferred revenue within other long-term liabilities in the condensed consolidated balance sheets, respectively.
DDTL Credit Facility
In August 2024, the Company entered into a $750.0 million five year DDTL Credit Facility with Ayar, which may be used for working capital and general corporate purposes. In November 2025, the Company increased the aggregate principal amount of the DDTL Credit Facility from $750.0 million to $1.98 billion.
In April 2026, the Company borrowed $500.0 million under the DDTL Credit Facility. In April 2026, the Company also entered into the DDTL Amendment, pursuant to which the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $500.0 million, such that, after giving effect to such increase, the aggregate sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $2.48 billion. In July 2026, the Company borrowed another $800.0 million under the DDTL Credit Facility. See Note 6 “Debt” and Note 17 “Subsequent Events” for more information.
Time Deposit
The Company purchases time deposits with GIB from time-to-time. GIB is a related party of the PIF, which is an affiliate of Ayar. As of June 30, 2026 and December 31, 2025, the Company recorded time deposit balance of nil and $50.0 million within short-term investments in the condensed consolidated balance sheets, respectively. See Note 5 “Fair Value Measurements and Financial Instruments” for more information.
Ayar Prepaid Forward Transactions
In connection with the pricing of the 2030 Notes, Ayar entered into a privately negotiated prepaid forward transaction with the Forward Counterparty, pursuant to which Ayar will purchase approximately $430.0 million of the Company’s common stock with delivery expected to occur on or about the maturity date for the 2030 Notes, subject to the ability of the Forward Counterparty to elect to settle all or a portion of the prepaid forward transaction early. The periodic fee incurred associated with the prepaid forward transaction was not material for the three and six months ended June 30, 2026. See Note 6 “Debt” for more information.
In connection with the pricing of the 2031 Notes, Ayar entered into a privately negotiated prepaid forward transaction with the Forward Counterparty, pursuant to which Ayar will purchase approximately $636.7 million of the Company’s common stock with delivery expected to occur on or about the maturity date for the 2031 Notes, subject to the ability of the Forward Counterparty to elect to settle all or a portion of the prepaid forward transaction early. The periodic fee incurred associated with the prepaid forward transaction was not material for the three and six months ended June 30, 2026. See Note 6 “Debt” for more information.

Uber Agreements
Uber is a related party of the Company. Uber, through its subsidiary SMB, owned approximately 9.6% of the Company’s outstanding common stock as of June 30, 2026. In addition, the Chairman of the Company’s Board of Directors serves on Uber’s Board of Directors, and the Company’s Board of Directors appointed Uber’s Chief Product Officer as a director in June 2026.
In July 2025, the Company entered into the First VPA with Uber and the 2025 Subscription Agreement with SMB, a subsidiary of Uber. Under the First VPA, Uber and its designated fleet operators have agreed to purchase a minimum commitment of Lucid Gravity Plus vehicles. Under the 2025 Subscription Agreement, the Company agreed to issue and SMB agreed to purchase, in a private placement, the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. The Company consummated the private placement of shares to SMB and issued 13,715,121 shares at a price per share of $21.87, for aggregate net proceeds of $299.7 million.
In April 2026, the Company entered into the Second VPA with Uber and the 2026 Subscription Agreement with SMB. Under the Second VPA, Uber and its designated fleet operators have agreed to purchase a minimum commitment of Lucid Midsize Plus vehicles. Under the 2026 Subscription Agreement, the Company agreed to issue and SMB agreed to purchase, in a private placement, $200 million of its common stock. The Company also consummated the private placement of shares to SMB and issued 24,038,462 shares at a price per share of $8.32, for aggregate net proceeds of $199.8 million. See Note 8 – Stockholders’ Equity for more information.
As of June 30, 2026, the Company had no material amounts due from or due to Uber or SMB related to these arrangements.
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
The disaggregation of the Company’s revenue by geographic area based on the sales location where the sales originated was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America(1)	$293,218	$218,369	$526,013	$441,267
Middle East(2)	98,232	36,643	140,481	44,457
Other international	13,897	4,420	21,318	8,756
Total revenue	$405,347	$259,432	$687,812	$494,480
(1) U.S. revenue was $284.4 million and $509.7 million for the three and six months ended June 30, 2026, respectively, and $212.7 million and $431.1 million for the same periods in the prior year, respectively.
(2) Kingdom of Saudi Arabia revenue was $98.2 million and $140.2 million for the three and six months ended June 30, 2026, respectively, and $35.9 million and $43.4 million for the same periods in the prior year, respectively.

The following table included information about reported segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$405,347	$259,432	$687,812	$494,480
Less:
Cost of revenue - excluding LCNRV and provision for warranty	(514,194)	(332,144)	(851,400)	(631,756)
Cost of revenue - LCNRV	(299,706)	(184,679)	(537,559)	(336,315)
Cost of revenue - provision for warranty	(18,172)	(14,960)	(37,283)	(27,272)
Research and development expenses	(321,336)	(273,839)	(657,006)	(525,085)
Selling, general, and administrative expenses	(300,432)	(256,857)	(604,608)	(469,032)
Workforce reduction charges	(33,675)	—	(71,609)	—
Change in fair value of common stock warrant liability	—	5,322	—	18,183
Change in fair value of equity securities	549	3,948	(9,672)	(9,505)
Change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party)	102,790	111,475	110,165	393,175
Gain on extinguishment of debt	—	116,360	—	116,360
Interest income	9,634	44,318	22,738	96,527
Interest expense	(47,817)	(23,749)	(88,890)	(35,632)
Other income (expense), net	(16,789)	3,572	(24,656)	6,537
Benefit from (provision for) income taxes	(1,050)	2,369	(1,227)	3,732
Segment net loss	(1,034,851)	(539,432)	(2,063,195)	(905,603)
Consolidated net loss	$(1,034,851)	$(539,432)	$(2,063,195)	$(905,603)
Depreciation and amortization expenses were $122.2 million and $238.6 million for the three and six months ended June 30, 2026, respectively, and $111.1 million and $209.0 million for the same periods in the prior year, respectively.
The long-lived assets by geographic area were as follows (in thousands):

	June 30, 2026	December 31, 2025
United States	$3,510,683	$3,487,142
Foreign(1)	961,177	732,964
Total long-lived assets	$4,471,860	$4,220,106
(1) Kingdom of Saudi Arabia long-lived assets balance was $899.1 million and $658.6 million as of June 30, 2026 and December 31, 2025. No other individual foreign country had more than 10% of the total long-lived assets balance as of June 30, 2026 and December 31, 2025.
NOTE 17 – SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2026, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.

DDTL Credit Facility

In July 2026, the Company borrowed an additional $800.0 million under the DDTL Credit Facility. After giving effect to this borrowing, approximately $1.18 billion remains undrawn under the DDTL Credit Facility.

CFO Transition

In July 2026, the Board appointed Alexander De Bock as the Company’s incoming Chief Financial Officer. Mr. De Bock will join the Company as its Chief Financial Officer, effective August 5, 2026. Taoufiq Boussaid, the Company’s current Chief Financial Officer, will take on an advisory role for a period of time to help ensure a smooth transition.

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
Overview
We are a technology company that is shaping the future of mobility through our innovations, advanced technology, and software-defined vehicle platforms. Our award-winning Lucid Air and Lucid Gravity set new standards with their unmatched combination of performance, range, space, and efficiency. Our focus on in-house hardware and software innovation, vertical integration, and a “clean sheet” approach to engineering and design led to the development of the award-winning Lucid Air and Lucid Gravity, and our upcoming Midsize platform.
We sell vehicles directly to consumers through our retail sales network and online channels, including Lucid Financial Services, in North America and the Middle East. We believe that owning and operating our sales network provides the best opportunity to closely manage the customer experience, gather direct feedback, and ensure that every interaction is tailored to customer needs. We are also actively exploring, and have adopted in certain international markets, alternative importer and agency models to enhance flexibility, preserve capital, and optimize our distribution strategy in response to evolving market dynamics. We also own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house capabilities, we continue to grow an approved list of specially trained collision repair shops, which in some cases serve as repair hubs for mobile service.
Recent Developments
Workforce Reduction
In June 2026, we announced the June 2026 Plan that was designed to advance our path toward profitability and positive cash flow generation by streamlining our organizational structure, optimizing operating expenses, and aligning production plans with anticipated demand. We expect to substantially complete the June 2026 Plan by the end of the third quarter of 2026, subject to local law and consultation requirements. As a result of the June 2026 Plan, we expect to incur total workforce reduction charges of approximately $34 million, primarily related to severance payments, employee benefits, and employee transition. We expect the Plan to provide us with an annualized cost savings of approximately $158 million.
Cash Flow Improvement
We identified approximately $1.4 billion in cash flow improvements for 2026. These opportunities span inventory, capital expenditures, and operating expenses, and together are intended to improve liquidity, reduce cash burn, and increase capital efficiency while preserving key growth programs, including our Midsize platform and autonomous commercialization initiatives. As part of such efforts, we have reduced our production volume to better align production plans with anticipated demand to improve working capital. Furthermore, we have in the past reduced the size of our workforce, and recently implemented workforce reduction plans and other actions relating to contractors in the first half of 2026, including the elimination of the second shift of production at our AMP-1 factory.
Midsize Platform
During the quarter, we continued to make steady progress toward the start of production of our Midsize platform. The next major phases of the program include additional prototype and quality-launch builds, completion of regulatory and homologation activities, expanded manufacturing validation, and preparation for the start and ramp of production. We will provide additional updates as milestones are achieved and we continue to expect to ramp up Midsize production in the second half of 2027.

Executive Leadership Changes
Effective as of June 1, 2026, Mr. Silvio Napoli has been appointed as our Chief Executive Officer and principal executive officer. Mr. Marc Winterhoff resumed his previous role of our Chief Operating Officer effective as of the same day, and subsequently departed our company following the elimination of the Chief Operating Officer position in June 2026.
On July 2, 2026, the Board appointed Alexander De Bock as our incoming Chief Financial Officer. Mr. De Bock will join the Company as its Chief Financial Officer, effective August 5, 2026. Taoufiq Boussaid, the Company’s current Chief Financial Officer, will take on an advisory role for a period of time to help ensure a smooth transition. On July 2, 2026, we also announced several additional organizational and leadership changes.
DDTL Credit Facility
In July 2026, we borrowed an additional $800.0 million under the DDTL Credit Facility. After giving effect to this borrowing, approximately $1.18 billion remains undrawn under the DDTL Credit Facility.
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
We designed the Lucid Gravity to share components with the Lucid Air where possible. These measures enable efficiency in design, engineering, and capital expenditure deployment for the Lucid Gravity. We anticipate continued consumer demand for our vehicles based on their luxurious design, high-performance technology, sustainability leadership, and the acceptance of EVs as substitutes for gasoline-fueled vehicles. We also anticipate that these attributes will drive customer demand for our future models, including our upcoming Midsize platform.
Distribution Models
We operate a direct-to-consumer sales and service model in North America, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sales of our current vehicles and any future vehicle programs, including the upcoming Midsize platform, that we may offer over the coming decade, including to open additional studios, expand our sales force, grow marketing and brand awareness, and establish a robust service center operation. As of June 30, 2026, we have opened 62 studios and service centers (excluding temporary and satellite service centers): 39 in the U.S. (14 in California, four in New York, three in Florida, two in each of Arizona, Illinois, Massachusetts, New Jersey, Texas, Virginia and Washington, and one in each of Colorado, Georgia, Michigan and Pennsylvania), seven in Germany, five in Canada, four in Saudi Arabia, three in Switzerland, two in Norway, one in the Netherlands, and one in the United Arab Emirates. We also plan to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to delivering and servicing the Lucid EVs we currently manufacture and sell.
As we expand globally, our strategy includes establishing third-party distribution partnerships through proven business models such as importer, dealer, agent, and authorized repairer relationships. Introducing these channels is expected to enable growth in these markets while optimizing the capital required to build a comprehensive sales and service network. All third-party partnerships are expected to be governed by robust agreements, standards, and guidelines to ensure compliance and maintain the Lucid customer experience throughout the entire journey.
Expanding and Improving Manufacturing Capacity and Processes
Achieving commercialization and growth for each generation of our EVs requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the U.S. and internationally. We expect our capital expenditures to increase as we continue constructing and putting into operation the CBU portion of AMP-2 and expanding AMP-1. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new EVs, our ability to achieve sales and meet customer demand at anticipated levels, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.
Technology Innovation
We develop in-house battery, powertrain, and software technology, which requires significant capital investment in research and development. The EV market is highly competitive, including both established automotive manufacturers and new entrants. To establish market position and attract customers, we plan to continue making substantial investments in research and development for the commercialization and continued enhancements of our current vehicles where strategically warranted, the development of our Midsize platform, as well as future generations of our EVs and other products.

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$405,347	$259,432	$145,915	56%	$687,812	$494,480	$193,332	39%
We recognize revenue from vehicle sales when the customer obtains control of the vehicle, which is upon delivery. We also generate revenue from non-warranty after-sale vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, regulatory credits, and sales of non-Lucid vehicles acquired as part of the trade-in program. We generate regulatory credits revenue from the sale of tradable credits we earn under various regulations. This includes credits related to ZEVs and GHG, and CAFE credits.
Revenue increased by $145.9 million, or 56% and $193.3 million, or 39% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher Lucid vehicle deliveries for the three and six months ended June 30, 2026, as compared to the same periods in the prior year. In addition, our ramp-up of the Lucid Gravity, which has a higher average selling price, resulted in a favorable product mix that further contributed to the increases in revenue. The increase in revenue was partially offset by a decrease of $24.8 million in regulatory credit sales for the six months ended June 30, 2026 as compared to the same period in the prior year. We believe the recent proposal to lower the U.S. federal fuel economy standards and eliminate CAFE EV credit trading may create uncertainties regarding our ability to generate future regulatory credit sales. Please see “Risk Factors — Risks Related to Our Business and Operations — The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations”.
Cost of Revenue and Gross Profit (Loss)
The following table presents our cost of revenue and gross profit (loss) for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenue	$832,072	$531,783	$300,289	56%	$1,426,242	$995,343	$430,899	43%

Gross profit (loss)	$(426,725)	$(272,351)	$(154,374)	57%	$(738,430)	$(500,863)	$(237,567)	(47)%

Gross margin	(105.3)%	(105.0)%	(107.4)%	(101.3)%
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
Cost of revenue increased by $300.3 million, or 56% and $430.9 million, or 43% for the three and six months ended June 30, 2026, as compared to the same periods in the prior year. The increases were primarily due to higher deliveries of Lucid vehicles and higher inventory write-downs associated with inventory optimization actions, partially offset by reduction in losses on firm commitment as a result of lower volume for the three and six months ended June 30, 2026, as compared to the same periods in the prior year. The increases were also partially offset by the IEEPA tariff refund of approximately $9.5 million and $62.5 million recorded during the three and six months ended June 30, 2026, following the U.S. Supreme Court’s February 2026 ruling that certain tariffs imposed under the IEEPA were unlawful. In the near term, we expect our production volume of vehicles to continue to be less than our manufacturing capacity.

We recorded write-downs of $299.7 million and $537.6 million for the three and six months ended June 30, 2026, respectively, and $184.7 million and $336.3 million for the same periods in the prior year, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The increases in the write-downs were primarily due to higher inventory balances driven by higher Lucid Gravity mix for the three and six months ended June 30, 2026, as compared to the same periods in the prior year.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. The impact of the IRA on our results of operations was not material for the three and six months ended June 30, 2026 and 2025. We will continue to evaluate the expected future impact of the IRA on our business and financial statements upon issuance of additional regulatory guidance.
Gross margin for the three months ended June 30, 2026 remained flat as compared to the same period in the prior year, as higher Lucid vehicle deliveries and a favorable product mix were substantially offset by higher inventory write-down.
Gross margin worsened slightly for the six months ended June 30, 2026, as compared to the same period in the prior year. The decrease in gross margin was primarily driven by higher inventory write-downs, partially offset by the IEEPA tariff refund of approximately $62.5 million and a favorable product mix, during the six months ended June 30, 2026, as compared to the same period in the prior year.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$321,336	$273,839	$47,497	17%	$657,006	$525,085	$131,921	25%
Selling, general and administrative	300,432	256,857	43,575	17%	604,608	469,032	135,576	29%
Workforce reduction charges	33,675	—	33,675	*nm	71,609	—	71,609	*nm
Total operating expenses	$655,443	$530,696	$124,747	24%	$1,333,223	$994,117	$339,106	34%
*nm - not meaningful
Research and Development
Our research and development efforts have primarily focused on the development of our battery and powertrain technology, the Lucid Air, the Lucid Gravity, future generations of our EVs, including our Midsize platform, and our robotaxi program. Research and development expenses primarily consist of materials, supplies, personnel-related expenses for employees involved in the engineering, designing, and testing of EVs, and contractor fees. Personnel-related expenses primarily include salaries, benefits and stock-based compensation. In addition, research and development expenses include prototype material, engineering, design and testing services, and allocated facilities costs, such as office and rent expense and depreciation expense.
Research and development expense increased by $47.5 million, or 17% for the three months ended June 30, 2026, as compared to the same period in the prior year. The increase was primarily attributable to increases of $41.1 million in engineering, design and testing services, and prototype materials related mostly to the Midsize platform, $8.4 million in payroll related expenses and $3.9 million in facilities and rental related costs, partially offset with $8.6 million in lower stock-based compensation expenses.
Research and development expense increased by $131.9 million, or 25% for the six months ended June 30, 2026, as compared to the same period in the prior year. The increase was primarily attributable to increases of $84.0 million in engineering, design and testing services, and prototype materials related mostly to the Midsize platform, $36.0 million in payroll related expenses, and $11.1 million in utilization of contractors and professional fees primarily related to an increase in headcount to support our Midsize platform, partially offset by $5.7 million in lower stock-based compensation expenses.

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
Selling, general, and administrative expense increased by $43.6 million, or 17% for the three months ended June 30, 2026, as compared to the same period in the prior year. The increase was primarily attributable to increases of $15.5 million in sales and marketing expenses, $14.7 million in utilization of contractors and professional fees, and $8.5 million in other general corporate expense.
Selling, general, and administrative expense increased by $135.6 million, or 29% for the six months ended June 30, 2026, as compared to the same period in the prior year. The increase was primarily attributable to increases of $31.3 million in sales and marketing expenses, $26.3 million in stock-based compensation expenses, primarily driven by a reversal of previously recognized expenses for the former CEO’s unvested time-based RSUs during the six months ended June 30, 2025, $24.3 million in payroll related expenses due to our continued commercialization and growth strategy, $19.4 million in facilities and rental related costs and $17.2 million in utilization of contractors and professional fees.
Workforce Reduction Charges
On June 22, 2026, we announced the June 2026 Plan that was designed to advance our path toward profitability and positive cash flow generation by streamlining our organizational structure, optimizing operating expenses, and aligning production plans with anticipated demand. We expect to substantially complete the June 2026 Plan by the end of the third quarter of 2026, subject to local law and consultation requirements. As a result of the June 2026 Plan, we expect to incur total workforce reduction charges of approximately $34 million.
On February 20, 2026, we announced the February 2026 Plan that intended to align with our long-term operating goals as we focus on the start of production of our Midsize platform, expansion into the robotaxi market and development of ADAS technologies, as well as the sale and distribution of our current models in existing and new geographies. We substantially completed the February 2026 Plan in the second quarter of 2026.
During the three and six months ended June 30, 2026, we recorded workforce reduction charges of $33.7 million and $71.6 million, respectively, in the condensed consolidated statements of operations and comprehensive loss. The workforce reduction charges are comprised of $33.3 million related to the June 2026 Plan for the three and six months ended June 30, 2026, and $0.4 million and $38.3 million related to the February 2026 Plan for the three and six months ended June 30, 2026, respectively. The workforce reduction charges were primarily related to severance payments, employee benefits, employee transition, and acceleration of stock-based compensation expense. See Note 3 “Workforce Reduction” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Other Income, net
The following table presents our other income, net for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$—	$5,322	$(5,322)	(100)%	$—	$18,183	$(18,183)	(100)%
Change in fair value of equity securities of a related party	549	3,948	(3,399)	(86)%	(9,672)	(9,505)	(167)	2%
Change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party)	102,790	111,475	(8,685)	(8)%	110,165	393,175	(283,010)	(72)%
Gain on extinguishment of debt	—	116,360	(116,360)	(100)%	—	116,360	(116,360)	(100)%
Interest income	9,634	44,318	(34,684)	(78)%	22,738	96,527	(73,789)	(76)%
Interest expense	(47,817)	(23,749)	(24,068)	101%	(88,890)	(35,632)	(53,258)	149%
Other income (expense), net	(16,789)	3,572	(20,361)	*nm	(24,656)	6,537	(31,193)	*nm
Total other income, net	$48,367	$261,246	$(212,879)	(81)%	$9,685	$585,645	$(575,960)	(98)%
*nm - not meaningful

Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the Private Placement Warrants to purchase shares of our common stock that were effectively issued upon the closing in connection with the Merger. Our common stock warrant liability is subject to remeasurement to fair value at each reporting period.
The Private Placement Warrants remained unexercised as of June 30, 2026, and the liability was remeasured to a fair value of nil as of June 30, 2026 and December 31, 2025. The changes in fair value were nil during the three and six months ended June 30, 2026, and resulted in unrealized gains of $5.3 million and $18.2 million for the same periods in the prior year, respectively. The change in fair value was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss.
Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, in connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin. The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were remeasured to fair values of $14.2 million and $24.3 million as of June 30, 2026 and December 31, 2025, respectively. The changes in fair value resulted in an unrealized gain of $0.5 million and an unrealized loss of $9.7 million for the three and six months ended June 30, 2026, respectively, and an unrealized gain of $3.9 million and an unrealized loss of $9.5 million for the same periods in the prior year, respectively, and were classified within change in fair value of equity securities of a related party in the condensed consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 15 “Related Party Transactions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Change in Fair Value of Derivative Liabilities and Subscription Agreements Associated with Redeemable Convertible Preferred Stock (Related Party)

In March 2024, we sold 100,000 shares of our Series A Redeemable Convertible Preferred Stock to Ayar for an aggregate purchase price of $1.0 billion in a private placement. In August 2024, we sold 75,000 shares of our Series B Redeemable Convertible Preferred Stock to Ayar for an aggregate purchase price of $750.0 million in a private placement.
On April 14, 2026, we entered into the Series C Subscription Agreement with Ayar. Pursuant to the Series C Subscription Agreement, Ayar agreed to purchase from us 55,000 shares of our Series C Redeemable Convertible Preferred Stock, for an aggregate purchase price of $550.0 million in a private placement. Subsequently, on April 28, 2026, we issued the shares to Ayar pursuant to the Series C Subscription Agreement and received aggregate net proceeds of $548.9 million after deducting issuance costs of $1.1 million. We determined that the Subscription Agreement was required to be accounted for at fair value between the execution date and the settlement date as it represented a contract to sell redeemable stock. As a result, we recognized a gain of $142.2 million reflecting the change in fair value of the contract as measured upon settlement based on the difference between the fair value of the Series C Redeemable Convertible Preferred Stock at issuance versus the cash purchase price negotiated at fair value at contract inception, such that the Series C Redeemable Convertible Preferred Stock is initially recognized at fair value of $292.4 million on the issuance date.
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
The derivative liabilities of the Redeemable Convertible Preferred Stock were remeasured to a fair value of $163.7 million and $16.2 million as of June 30, 2026 and December 31, 2025, respectively. We recognized gains of $102.8 million and $110.2 million for the three and six months ended June 30, 2026, respectively, and gains of $111.5 million and $393.2 million for the same periods in the prior year, respectively, primarily driven by changes in our stock price. The gains for the three and six months ended June 30, 2026 includes $142.2 million of gain from Series C Subscription Agreement. The change in fair value are recorded within change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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

Interest Income
Interest income decreased by $34.7 million, or 78% for the three months ended June 30, 2026, as compared to the same period in the prior year, primarily due to lower average cash and investment balances and lower interest rates on investments.
Interest income decreased by $73.8 million, or 76% for the six months ended June 30, 2026, as compared to the same period in the prior year, primarily due to lower average cash and investment balances.
Interest Expense
Interest expense primarily consists of contractual interest and amortization of debt discounts and debt issuance costs incurred related to the 2026 Notes, the 2030 Notes, and the 2031 Notes, commitment fees and amortization of deferred issuance costs from the ABL Credit Facility and the DDTL Credit Facility, interest on borrowings from the DDTL Credit Facility, GIB credit facility and on our finance leases, and capitalized interest on construction in progress related to significant capital asset construction.
Interest expense increased by $24.1 million, or 101% and $53.3 million, or 149% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year. The increases were primarily due to higher interest expense of $18.1 million and $48.9 million from the issuances of the 2030 Notes and the 2031 Notes in April 2025 and November 2025, respectively, and higher interest expense of $16.1 million and $21.6 million from the GIB credit facility and DDTL Credit Facility resulting from higher average borrowings, partially offset by increases of $7.8 million and $15.9 million in interest capitalized on construction in progress related to significant capital asset construction during the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year.
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
Other income (expense), net changed by $20.4 million and $31.2 million for the three and six months ended June 30, 2026, as compared to the same periods in the prior year, primarily due to changes in foreign exchange rates and residual value guarantee reserve. The change for the six months ended June 30, 2026 is also due to realized gains on the sale of available-for-sale securities.
Provision for (Benefit from) Income Taxes
The following table presents our provision for (benefit from) income taxes for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Provision for (benefit from) income taxes	$1,050	$(2,369)	$3,419	*nm	$1,227	$(3,732)	$4,959	*nm
*nm - not meaningful
Our provision for (benefit from) income taxes consists primarily of U.S., state and foreign income taxes in jurisdictions in which we operate. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
On July 4, 2025, the OBBBA was signed into law. We elected to fully amortize our previously capitalized domestic research and development expenses. Due to the full valuation allowance on our U.S. deferred tax assets, the net tax impact of the legislation is immaterial.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, we had $775.5 million of cash, cash equivalents, and investments. We also had $1.98 billion, $270.4 million, and $2.3 million of unused available credit amounts from the DDTL Credit Facility, the ABL Credit Facility, and the 2025 GIB Credit Facility, respectively, as of June 30, 2026. Our existing sources of liquidity include cash, cash equivalents, investments, and unused available credit amounts from credit facilities. We funded operations primarily with issuances of common stock, convertible preferred stock, convertible notes, and loans.
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
We anticipate our cumulative spending on capital expenditures to be approximately $1.0 billion for the fiscal year 2026 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect to continue to receive financing and support for certain capital expenditures in connection with AMP-2 construction and purchases of machinery, tooling, and equipment. Refer to Note 6 “Debt”, Note 15 “Related Party Transactions” and Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global technology automotive company targeting volumes in line with Lucid’s aspirations.
As of June 30, 2026, our total minimum lease payments are $630.0 million, of which $55.3 million is due in fiscal year 2026. We also have non-cancellable long-term commitments of approximately $2.55 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 10 “Leases” and Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
2026 Notes
In December 2021, we issued $2,012.5 million of the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 15, 2026, noteholders will have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after September 15, 2026, noteholders may elect at any time to convert their 2026 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 1.8255 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents an initial conversion price of approximately $547.80 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 30, 2026 and December 31, 2025, we were in compliance with applicable covenants under the indenture governing the 2026 Notes.
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

2030 Notes and Capped Call Transactions
2030 Notes
In April 2025, we issued $1,100.0 million of the 2030 Notes. Contemporaneously with the 2030 Notes offering, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $1,052.5 million aggregate principal amount of the 2026 Notes, using $931.4 million of the net proceeds of the 2030 Notes. The 2030 Notes accrue interest at a rate of 5.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. The 2030 Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before January 1, 2030, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events. From and after January 1, 2030, noteholders may elect at any time to convert their 2030 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 33.3333 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents an initial conversion price of approximately $30.00 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 30, 2026 and December 31, 2025, we were in compliance with applicable covenants under the indenture governing the 2030 Notes.
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
2031 Notes
In November 2025, we issued $975.0 million of the 2031 Notes. Contemporaneously with the 2031 Notes offering, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $755.7 million aggregate principal amount of the 2026 Notes, using $748.2 million of the net proceeds of the 2031 Notes. The 2031 Notes accrue interest at a rate of 7.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2026. The 2031 Notes will mature on November 1, 2031, unless earlier repurchased, redeemed or converted. The holders may require us to repurchase the 2031 Notes on November 1, 2029. Before the close of business on the business day immediately before August 1, 2031, noteholders will have the right to convert their 2031 Notes only upon the occurrence of certain events. From and after August 1, 2031, noteholders may elect at any time to convert their 2031 Notes until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 48.0475 shares of common stock per $1,000 principal amount of the 2031 Notes, which represents an initial conversion price of approximately $20.81 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, including a reverse stock split. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 30, 2026 and December 31, 2025, we were in compliance with applicable covenants under the indenture governing the 2031 Notes.
International Manufacturing Expansion
On February 27, 2022, we announced the selection of KAEC in Saudi Arabia as the location of our first international manufacturing plant and signed related agreements with the MISA, the SIDF, and the Economic City at KAEC. We started the AMP-2 operations with re-assembly of the Lucid Air vehicle “kits” pre-manufactured in the U.S. and we expect to commence production of complete vehicles in 2027.

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
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in KAEC, and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of June 30, 2026 and December 31, 2025, no amount was outstanding under the SIDF Loan Agreement.
MISA Agreements
In February 2022, Lucid LLC entered into agreements with MISA, a related party of the PIF, which is an affiliate of Ayar, pursuant to which MISA has agreed to provide economic support for certain capital expenditures in connection with Lucid LLC’s ongoing design and construction of AMP-2. The support by MISA is subject to Lucid LLC’s completion of certain milestones related to the construction and operation of AMP-2. Following the commencement of construction, if operations at the plant do not commence within 30 months, or if the agreed scope of operations is not attained within 55 months, MISA may suspend availability of subsequent support.
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
During the year ended December 31, 2023, we received support of SAR 366 million (approximately $97.5 million) in cash. As of December 31, 2024, we recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. During the year ended December 31, 2025 and three and six months ended June 30, 2026, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheets. There were no unfulfilled conditions and contingencies attached to the payments received.
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
On February 24, 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $505.7 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. We are required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the 2025 GIB Credit Facility. Commitments under the 2025 GIB Credit Facility will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2025 GIB Credit Facility.
The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.

As of June 30, 2026 and December 31, 2025, we had outstanding borrowings of SAR 1,890.0 million (approximately $503.1 million) and SAR 1,755.0 million (approximately $468.0 million), respectively. The outstanding borrowings were recorded within current portion of debt in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.18% and 6.44% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, availability under the GIB credit facility was SAR 8.7 million (approximately $2.3 million) and SAR 143.5 million (approximately $38.3 million), respectively, after giving effect to the outstanding letters of credit. As of June 30, 2026 and December 31, 2025, we were in compliance with applicable covenants under the GIB credit facility.
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
The ABL Credit Facility contains customary covenants that limit our ability and the ability of our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at our option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of June 30, 2026 and December 31, 2025, we were in compliance with applicable covenants under the ABL Credit Facility.
As of June 30, 2026 and December 31, 2025, we had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $136.2 million and $104.1 million as of June 30, 2026 and December 31, 2025, respectively. Availability under the ABL Credit Facility was $413.3 million (including $142.9 million cash and cash equivalents) and $596.0 million (including $199.2 million cash and cash equivalents) as of June 30, 2026 and December 31, 2025, respectively, after giving effect to the borrowing base and the outstanding letters of credit.
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
In November 2025, we increased the aggregate principal amount of the DDTL Credit Facility from $750.0 million to $1.98 billion. In April 2026, we borrowed $500.0 million under the DDTL Credit Facility. In April 2026, we also entered into the DDTL Amendment, pursuant to which the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $500.0 million, such that, after giving effect to such increase, the aggregate sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $2.48 billion. In July 2026, we borrowed an additional $800.0 million under the DDTL Credit Facility. We are required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the DDTL Credit Facility.
The DDTL Credit Facility contains customary covenants that limit our ability and the ability of our restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility also included a minimum liquidity covenant, which was eliminated under the DDTL Amendment. The DDTL Amendment also removed the requirement that we fully utilize the borrowing availability under the ABL Credit Facility prior to making borrowings under the DDTL Credit Facility. As of June 30, 2026 and December 31, 2025, we were in compliance with applicable covenants under the DDTL Credit Facility.
As of June 30, 2026 and December 31, 2025, we had outstanding borrowings of $500.0 million and nil, respectively, under the DDTL Credit Facility. The outstanding borrowings were recorded within debt, net of current portion in the condensed consolidated balance sheet. The interest rate on the outstanding borrowings was 9.54% as of June 30, 2026. As of June 30, 2026 and December 31, 2025, availability under the DDTL Credit Facility was $1.98 billion.

Subscription Agreements and Underwriting Agreements
In March 2024, we issued 100,000 shares of our Series A Redeemable Convertible Preferred Stock to Ayar pursuant to the Series A Subscription Agreement and received aggregate net proceeds of $997.6 million after deducting issuance costs. In August 2024, we issued 75,000 shares of our Series B Redeemable Convertible Preferred Stock to Ayar pursuant to the Series B Subscription Agreement and received aggregate net proceeds of $749.4 million after deducting issuance costs. In April 2026, we also issued 55,000 shares of our Series C Redeemable Convertible Preferred Stock to Ayar pursuant to the Series C Subscription Agreement and received aggregate net proceeds of $548.9 million after deducting issuance costs. See Note 7 “Redeemable Convertible Preferred Stock” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
In October 2024, we completed the public offering pursuant to the 2024 Underwriting Agreement and received net proceeds of $718.4 million and also consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement for net proceeds of $1,025.7 million after deducting issuance costs. See Note 15 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information. In April 2026, we also completed the public offering pursuant to the 2026 Underwriting Agreement for aggregate net proceeds of $291.5 million. See Note 8 “Stockholder’s Equity” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
In September 2025, we consummated the private placement of shares to SMB pursuant to the 2025 Subscription Agreement for aggregate net proceeds of $299.7 million after deducting issuance costs. In April 2026, we also consummated the private placement of shares to SMB pursuant to the 2026 Subscription Agreement for aggregate net proceeds of $199.8 million after deducting issuance costs. See Note 8 “Stockholders’ Equity” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
We have generated significant losses from our operations as reflected in our accumulated deficit of $17.7 billion and $15.6 billion as of June 30, 2026 and December 31, 2025, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(2,407,890)	$(1,258,854)
Cash provided by investing activities	592,847	1,308,024
Cash provided by financing activities	1,581,096	141,676
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(233,947)	$190,846
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
Net cash used in operating activities increased by $1,149.0 million to $2,407.9 million during the six months ended June 30, 2026, as compared to the same period in the prior year. The increase was primarily due to increases in net operating assets and liabilities of $688.4 million and net loss excluding non-cash expenses and gains of $460.6 million during the six months ended June 30, 2026, as compared to the same period in the prior year. The increase in net operating assets and liabilities was primarily attributable to higher inventory purchases driven by the Lucid Gravity production ramp-up.

Cash Provided by Investing Activities
Our cash flows provided by investing activities primarily relate to proceeds from sales and maturities of investments, net of purchases of investments and capital expenditures to support our growth.
Net cash provided by investing activities decreased by $715.2 million to $592.8 million during the six months ended June 30, 2026, as compared to the same period in the prior year. The decrease was primarily attributable to lower volume of investment sales and maturities compared to investment purchases during the six months ended June 30, 2026, as compared to the same period in the prior year.
Cash Provided by Financing Activities
We have financed our operations primarily from the issuances of equity and equity-linked securities and debt financings, the private placements to Ayar and SMB, convertible preferred stock, the proceeds of the Merger, the 2026 Notes, the 2030 Notes, and the 2031 Notes.

Net cash provided by financing activities increased by $1,439.4 million to $1,581.1 million during the six months ended June 30, 2026, as compared to the same period in the prior year. We received net proceeds of $549.3 million from the issuance of Series C Redeemable Convertible Preferred Stock, $500.0 million from borrowings from the DDTL Credit Facility, $291.9 million from issuance of common stock under 2026 Underwriting Agreement and $200.0 million from issuance of common stock under 2026 Subscription Agreement during the six months ended June 30, 2026. We received net proceeds of $1.1 billion from the issuance of the 2030 Notes and repurchased a portion of the 2026 Notes using $931.4 million during the six months ended June 30, 2025.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted, and should be applied retrospectively. We are evaluating the impact of this amendment to the related financial statement disclosures.
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

We recognize revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed-upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. Payments received before the customer obtains control of the vehicle are recorded within other current liabilities in the condensed consolidated balance sheets.

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
The guarantee liability represents the estimated amount we expect to pay at the end of the lease term. We are released from residual risk upon either expiration or settlement of the RVG. We evaluate variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. RVG liability is assessed subsequently for any changes on a quarterly basis. As we accumulate more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that we could be required to make was $724.5 million and $705.9 million as of June 30, 2026 and December 31, 2025, respectively.
Vehicle Operating Lease Revenue
We account for sales of vehicles with repurchase obligations as operating leases. We sell vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed-upon repurchase price. We record the difference between the proceeds received and the agreed-upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.
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
Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the control of the issuer to be classified as temporary equity. Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives, and change in fair value of the redeemable convertible preferred stock contract as measured upon settlement based on the difference between the fair value of the redeemable convertible preferred stock at issuance versus the cash purchase price negotiated at fair value at contract inception, if any. Subsequent measurement of the carrying value of the redeemable convertible preferred stock is required as the instrument is probable of becoming redeemable. We accrete the redeemable convertible preferred stock to its redemption value. In certain circumstances, the redemption price may vary based on changes in stock price, in which case we will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.
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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, and investments. We had cash, cash equivalents, and investments totaling approximately $775.5 million as of June 30, 2026. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point increase in interest rates would not be material to the fair market value of our portfolio as of June 30, 2026.
Equity Price Risk
We hold equity securities of Aston Martin. The fair value of these equity securities was $14.2 million as of June 30, 2026. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would not be material as of June 30, 2026.
Supply Risk
We are dependent on our suppliers, the majority of which are single-source suppliers. The inability or unwillingness of these suppliers to deliver necessary components of our products according to the schedule and at prices, quality levels and volumes acceptable to us, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, threat of a trade war or otherwise, or its inability to efficiently manage these components, or the unavailability of stable domestic suppliers, could have a material adverse effect on our results of operations and financial condition.

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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Our distribution model primarily relies on a direct-to-consumer strategy domestically, and we are pursuing alternative distribution models internationally where we have less experience.
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
•We are dependent on our suppliers, the majority of which are single-source suppliers, and the inability or unwillingness of these suppliers to deliver necessary components of our products, or our inability to efficiently manage these components, could have a material adverse effect on our results of operations and financial condition.

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
•The loss of key employees or an inability to attract, retain and motivate qualified personnel, including executive leadership, may impair our ability to expand our business.
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
We have incurred net losses each year since our inception, including net loss of $1,034.9 million and $2,063.2 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, our accumulated deficit was $17.7 billion. As a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses in the foreseeable future as we:
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
•increase our sales, service and marketing activities and develop our distribution infrastructure; and
•expand into new markets
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
We require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of our current and future products, including the upcoming Midsize platform); raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. Increased competition and adverse economic conditions have in the past and may continue in the future to require us to spend additional resources to attract customers, which in turn may result in higher marketing and incentive expenses. Furthermore, lower production and sales volumes have in the past and may in the future result in an inability to fully utilize our purchase commitments with suppliers which could result in increased costs and excess inventory as well as potential inventory write-offs. We periodically review and record write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts, considering shelf-life and technological obsolescence of certain inventories. Our current and future demand forecasts are based on our historical sales, market share performance, macroeconomic factors and trends in quantities or prices of orders for our products. We evaluate whether raw materials are approaching the end of their shelf-lives or becoming technologically obsolete, and the likelihood that we will be able to use the raw materials in production. If our inventory on-hand is in excess of future demand forecast and market conditions, the excess amounts are provisioned or written-down.
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
Demand and supply in the automobile industry is volatile. A number of factors may impact our ability to attract customers and complete the purchase process, including delays in customer deliveries, delays in the availability of options, potential changes in customer preferences, competitive developments, increased interest rates, negative publicity, loss of government incentives, decreased demand for EVs, and insufficient charging infrastructure. For example, during the first quarter of 2026, deliveries of the Lucid Gravity were disrupted for 29 days due to a supplier quality issue with the second-row seats. As a result of this, our ability to meet customer demand was impacted. Increases in interest rates could make financing unaffordable for segments of our customer base. Any event or incident which generates negative media coverage about us, or the safety or quality of our vehicles, have in the past, and may continue to result in failure to attract customers, failure to complete the purchase process, and customer cancellations. In addition, if we encounter delays in customer deliveries of our vehicles that further lengthen wait times or in the event of negative media coverage, a significant number of orders may be cancelled. As such, no assurance can be given that the purchase process will be completed, orders will not be cancelled, and orders will ultimately result in the final purchase, delivery and sale or lease of vehicles.

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
We currently generate revenue from the Lucid Air and Lucid Gravity, and are expecting to launch the Midsize platform in the near future. For the foreseeable future, we will be significantly dependent on a limited number of models. We expect to rely on sales from our current vehicle models, among other sources of financing, for the capital that will be required to develop and commercialize future models on our product roadmap. To the extent that production of our current or future models is delayed, reduced or retired, or if our current or future models are not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.
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
Consumers may be less likely to purchase our products if they do not believe that our business will succeed or that our operations, including service and customer support operations, will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, to build, maintain and grow our business, we must establish and maintain confidence among customers, suppliers, the investment community and other parties with respect to our liquidity and long-term business prospects. If we are unable to establish or maintain confidence among these parties with respect to our liquidity and long-term business prospects, we may lose our relationships or contracts with such parties and may suffer monetary losses, operational interruption, or damage to our reputation and brand.
Maintaining such confidence may be difficult as a result of many factors, including our limited operating history, others’ unfamiliarity with our products, uncertainty regarding the future of EVs, any delays in scaling production or launch of the upcoming Midsize platform, delivery and service operations to meet demand, competition, and our production and sales performance compared with market expectations. Many of these factors are largely outside of our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to attract customers and raise additional capital in the future. In addition, a significant number of new EV companies have recently entered the automotive industry, which is an industry that has historically been associated with significant barriers to entry and a high rate of failure. Certain of these new entrants or other traditional automotive manufacturers now producing EVs have become insolvent, and if additional manufacturers producing EVs become insolvent or are perceived to likely become insolvent, discontinue production of EVs, produce vehicles that do not perform as expected or otherwise fail to meet expectations, such failures may have the effect of increasing scrutiny of others in the industry, including us, and further challenging customer, supplier and the investment community’s confidence in our long-term prospects.

Our distribution model relies on a direct-to-consumer strategy domestically, and we are pursuing alternative distribution models internationally where we have less experience.
Third-party dealer networks are the traditional method of vehicle sales distribution and service in North America. Currently, we sell directly to consumers; therefore, we do not have a traditional dealer product distribution and service network. We have limited experience distributing directly to consumers, and we expect that continuing to build a national and global in-house sales and marketing function, including an expanded physical sales, marketing and service footprint via our Lucid studios and service centers, will be expensive and time consuming. We have experienced delays in the construction and opening of our Lucid studios and service centers and any significant delays to establish Lucid studios and service centers in key markets in the future could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, if our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our business model of selling directly to consumers and directly servicing all vehicles may be limited by regulatory constraints. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial condition could be adversely affected. As we expand globally, we are actively evaluating, and have adopted in certain markets, alternative importer and agency models designed to enhance flexibility, increase our speed to market in a capital efficient manner, and optimize our distribution strategy in response to evolving market dynamics. We have limited experience utilizing alternative distribution models, and such efforts require significant information systems to be developed and deployed, which may prove costly, time-consuming or ineffective.
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
•perceptions about EV quality, safety, design, performance, value, and cost;
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
•the cost and availability of other alternative fuel vehicles, including plug-in hybrid EVs;
•improvements in the fuel economy of the internal combustion engine;
•the quality, reliability, and availability of service for EVs, especially in international markets;
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
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, public charging station locations are significantly less widespread than gas stations. Furthermore, public charging stations sometimes experience downtime, leading to customer dissatisfaction. Although we have partnered with third-party EV charging providers to offer charging stations to our customers, the public charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread and reliable public charging infrastructure. In addition, although we have gained access to Tesla’s Supercharger network, any delay in implementing changes in Lucid vehicles required by Tesla with respect to charge ports may result in Tesla denying our access to their network, and there is no guarantee that our customers will not experience performance, access or other issues with this or other charging networks. In addition, there has been additional scrutiny into funding that supports the EV industry, including EV charging infrastructures, under the current U.S. administration, and such scrutiny may result in legislation that could adversely impact the availability of funding under existing programs. Consequently, the deployment of public charging stations may not occur at planned levels, which could limit the development of public charging infrastructure and decrease the attractiveness and demand for EVs.
If we fail to manage our growth effectively, we may not be able to develop, manufacture, distribute, market and sell our vehicles successfully.
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, results of operations and financial condition. We are expanding our operations significantly and our current and future expansion plans may include:
•expanding our management team;
•hiring and training new personnel;
•ramping up the production of our current vehicles and releasing new models in the future;
•establishing or expanding design, manufacturing, distribution, sales and service facilities;
•developing and marketing EV-related products and technologies, including robotaxis;
•implementing and enhancing administrative and business infrastructure, governance, systems and processes, including in connection with our status as a public company; and
•expanding into new markets and establishing sales, service, administrative, distribution, or manufacturing operations and partnerships in many of those markets.
We require qualified personnel, including design and manufacturing personnel and service technicians for our vehicles. Our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in EVs may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing, producing, selling, and servicing EVs is intense, and we may not be able to identify, attract, train, motivate or retain sufficient highly qualified personnel in the future. Furthermore, we have in the past reduced the size of our workforce, and recently implemented workforce reduction plans and other actions relating to contractors in the first half of 2026, including the elimination of the second shift of production at our AMP-1 factory. We have also announced a number of changes to our executive leadership team. Any such plan may adversely affect our internal programs and initiatives, our ability to recruit and retain skilled and motivated personnel, may be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions or similar actions in the future. The failure to identify, attract, train, motivate and retain these employees could seriously harm our business and prospects. In addition, our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards to be received by the employees for any reason, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key employees were to separate their employment with us, such separation would likely increase the difficulty of managing our current operations and future growth and heighten the foregoing risks.

We also have limited experience to date in high volume manufacturing of our vehicles. We cannot assure our investors that we will be able to develop and implement efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the desired quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market and sell our vehicles. We have also experienced, and may continue to experience, internal and external logistics challenges with respect to our manufacturing and warehousing facilities, including disruption to manufacturing operations due to the consolidation of our logistics operations with our manufacturing operations at AMP-1 and AMP-2. Any failure to develop and implement such manufacturing processes and capabilities within our projected costs and timelines could impact our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully. In addition, our rapid growth, competitive real estate markets, and increasing rental rates, may hinder our ability to obtain suitable space to accommodate our growing operations or to renew existing leases on terms favorable to us, if at all. Any failure to obtain or renew leases for real property on terms favorable to us when we need them may limit our growth, impact our operations and have an adverse impact on our financial condition. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.
We face risks associated with international operations, including possible unfavorable regulatory, geopolitical, tax and labor conditions, which could adversely affect our business.
As we expand our international presence and operations, we will be increasingly subject to the legal, geopolitical, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we have been expanding and may continue to expand our sales, maintenance and repair services outside of the U.S. We are also continuing the construction of AMP-2 in Saudi Arabia and may continue to further expand our manufacturing activities outside the U.S. However, we have limited experience to date manufacturing or selling our vehicles outside of the U.S., and such expansion has and will continue to require us to make significant expenditures, including the hiring of local employees and establishing facilities and related systems and processes, in advance of generating any significant revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell, service and manufacture our vehicles, and require significant management attention. These risks include:
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
•foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S., and foreign tax and other laws limiting our ability to repatriate funds to the U.S.;
•inflation as well as fluctuations in foreign currency exchange rates and interest rates, including risks related to any forward currency contracts, interest rate swaps or other hedging activities we may undertake;
•U.S. and foreign government trade restrictions, tariffs, price or exchange controls, and export controls, including political risk and customer perceptions based on such changes and risks;
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

•political instability, natural disasters, pandemics, wars, military actions, global or regional conflicts or other geopolitical events (including the military operations in the Gulf region and the Middle East, and the potential escalation and broadening of the conflict in Iran, each of which affect global energy prices and disrupt supply chains both regionally and globally, and have and may continue to adversely impact our operations in the Middle East, including the ramp-up of operations at AMP-2 and the manufacturing of our Midsize platform, increase our operating costs and reduce our margins, delay shipments of equipment and components, particularly those that go through the Strait of Hormuz shipment route, or hinder the movement of personnel necessary for our international manufacturing and logistics activities), or events of terrorism;
•increases in energy, freight, logistics and other operating costs arising from geopolitical developments may contribute to inflationary pressures, which could reduce consumer purchasing power and adversely affect demand for our vehicles;
•indirect effects of geopolitical events across regions, including through commodity price volatility, trade restrictions, regulatory changes or supply chain interdependencies, which could adversely affect our operations even in markets not directly impacted;
•prolonged or recurring geopolitical disruptions, which could limit our ability to accurately forecast demand, manage costs or implement effective mitigation strategies; and
•the strength of international economies.
If we fail to successfully address these risks, they could materially and adversely affect our business, prospects, results of operations and financial condition.
The automotive industry has significant barriers to entry that we must overcome in order to manufacture and sell EVs at scale.
The automobile industry is characterized by significant barriers to entry, including large capital requirements, investment costs of designing, manufacturing, and distributing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image, and the need to establish sales and service locations. Since we are focused on the design of EVs, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter, including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing EVs, regulations associated with the transport or storage of batteries, the need to establish or provide access to sufficient charging locations and unproven high-volume customer demand for EVs. While we have developed and started producing the Lucid Air and Lucid Gravity and have completed the first two phases of construction of AMP-1 and the SKD portion of AMP-2, we have not finished tooling all production lines for AMP-1, and further construction of AMP-1 and the second phase of AMP-2 is underway. If we are not able to overcome these barriers, our business, prospects, results of operations and financial condition will be negatively impacted, and it will harm our ability to grow our business.
The automotive market is highly competitive, and we may not be successful in competing in this industry.
The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the EV industry has grown, with the emergence of several companies that focus completely or partially on the EV market. In addition, traditional automotive manufacturers are also producing and selling electric and alternative fuel vehicles. We expect additional companies to enter this market within the next several years. EV manufacturers with which we compete include Tesla, Rivian, an increasing number of U.S.-based and international entrants and traditional automotive manufacturers, many of which have begun, or announced plans to begin, selling their own EVs in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, including certain manufacturers who have entered or plan to enter the alternative fuel and EV market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales of luxury vehicles with internal combustion engines from established manufacturers. Certain of our competitors, particularly EV manufacturers based in China, have benefited from government support, including subsidies, tax incentives and other industrial policies, which may enhance their competitive position and lower their costs. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products, including the ability to significantly reduce prices of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to changing market conditions and new technologies and may be able to design, develop, market and sell their products more effectively than we do. Vehicle price reductions by our competitors may result in downward price pressure and reduced demand for our vehicles. We may not be able to adjust our pricing strategies effectively, and there can be no assurance that such adjustments will allow us to successfully compete against our competitors, which may have a material adverse effect on our brand, business, prospects, inventory levels, results of operations and financial condition. In addition, increased competition has in the past and may continue to require us to increase marketing and incentive expenses, which may have a material adverse effect on our operating results and financial condition. We expect competition in our industry to significantly intensify in the future in light of the increased demand for alternative fuel vehicles, global competitors, macroeconomic uncertainty, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.

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
We benefit from government and economic programs in the U.S. and abroad that encourage the development, manufacture or purchase of EVs, such as ZEV credits, production tax credits, GHG credits and similar regulatory credits, the loss of which has and may continue to harm our ability to generate revenue from the sale of such credits to other manufacturers; the availability of tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California, Michigan and Arizona. In addition, changes to non-financial incentives may also impact demand for our products, such as the federal government’s announcement that electric and other clean air vehicles will no longer be able to use carpool lanes without meeting the high occupancy requirements. We may also benefit from government loan or grant programs. While such EV-related governmental programs and economic incentives have been available in the U.S., Canada and the EU, there is no guarantee that they will be available in the future. Any reduction, elimination, limitation or selective application of tax and other governmental programs and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of the EV industry generally or our EVs in particular, which would adversely affect our business, prospects, financial condition and results of operations. On July 4, 2025, the OBBBA was enacted, which among other things, eliminated certain tax credits related to the EV industry. In addition, the OBBBA eliminated the penalties that automakers would pay if they failed to meet CAFE standards, effectively eliminating the financial incentive to comply with those standards. Additionally, the current U.S. presidential administration has issued executive orders that aim to revoke or weaken fuel efficiency and emissions regulations established by the prior administration, and has issued proposed rulemakings that would repeal federal GHG emission standards for certain vehicles and engines and eliminate our CAFE credits. While certain aspects of the OBBBA and the proposed actions by the administration remain subject to the outcome of pending litigation, the ultimate resolutions of such matters remain uncertain. The administration has issued a policy statement aimed at eliminating the “EV mandate,” which targets state-level emissions waivers and governmental subsidies. The administration also revoked the waiver by the U.S. Environmental Protection Agency (“EPA”) that had allowed California and certain other states to implement more stringent emissions standards for heavy-duty vehicles and to require all new passenger cars, trucks, and SUVs sold in California to be zero-emission by 2035. In particular, the National Highway and Traffic Safety Administration (“NHTSA”) has proposed a rule that would, among other things, reset and reduce CAFE standards and eliminate CAFE EV credit trading. In response, California and certain other states have initiated litigation challenging the legal validity of these actions. The outcome of the litigation remains uncertain. These, and any similar legislative or executive actions in the future, may adversely affect demand for our vehicles as well as our business, prospects, financial condition and results of operations. See “— Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.”

We may be unable to offer attractive leasing and financing options for our current and future vehicles, which would adversely affect consumer demand. In addition, offering leasing and financing options to customers could expose us to credit and residual value risk.
We offer leasing and financing of our vehicles to potential customers through third-party financing partners and intend to do the same in new markets, but we cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers, if at all. Furthermore, because we have only sold a limited number of vehicles and only a limited secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and, if the actual resale value of our vehicles is lower than anticipated, it would make providing leasing terms that appeal to potential customers through such third-party financing partners more difficult. We believe that the ability to offer attractive leasing and financing options—whether due to the availability, reduction or continued elimination of tax incentives and certain governmental or economic programs, the availability of agreements with our third-party financing partners on terms acceptable to us or our customers, or other reasons—is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers an attractive option to finance the purchase of or lease the Lucid Air, the Lucid Gravity or planned future vehicles, including the upcoming Midsize platform vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles. See “— The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.” and “— Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.”
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
We may apply for federal, state and foreign grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and EVs and related technologies. We anticipate that in the future there may be new opportunities for us to apply for grants, loans and other incentives from the U.S. federal and state governments, as well as foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot guarantee that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever.
We design our vehicles with proprietary ADAS hardware and software. The Lucid Air and Lucid Gravity are equipped with Level 2 (partial automation) ADAS functionality. Additionally, our vehicles are capable of integrating third-party ADAS and autonomous vehicles (“AV”) hardware and software. For example, in July 2025, we entered into an integration agreement with Nuro to install autonomous driving software in Lucid Gravity vehicles, in conjunction with our agreement with Uber, to enable Uber and its designated fleet operators to operate such vehicles, in specified geographical areas, without human intervention (“Level 4 autonomy”). In addition, we entered into the Second VPA with Uber in April 2026, further expanding our strategic partnership in connection with our Midsize platform vehicles. Over time, we plan to upgrade our vehicles with additional ADAS and AV capabilities. ADAS and AV technologies are emerging and subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other non-Lucid vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by NHTSA that requires us to report certain crashes in which ADAS features were active, and these crash reports may become publicly available. To the extent accidents associated with our ADAS or third-party technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
In addition, we face substantial competition in the development and deployment of ADAS and AV technologies. Many of our competitors, including established automakers and technology companies, have devoted significant time and resources to developing self-driving technologies. If we are unable to develop or improve competitive Level 2 or more advanced ADAS or AV technologies in-house or acquire access to such technologies via partnerships or investments in other companies or assets, we may be unable to equip our vehicles with competitive ADAS or AV features, which could damage our brand, harm our competitive position, reduce consumer demand for our vehicles and could have a material adverse effect on our business, results of operations, prospects and financial condition.
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
A portion of the current and expected demand for EVs results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the U.S. on oil from unstable or hostile countries, government regulations and the availability, reduction or elimination of economic incentives promoting fuel efficiency and alternative forms of energy, as well as concerns about climate change resulting in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreases significantly, the outlook for the long-term supply of oil to the U.S. improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy or there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for EVs, including our vehicles, could be reduced, and our business and revenue may be harmed. In addition to the OBBBA, the current U.S. presidential administration has prioritized efforts that encourage domestic production of fossil-fuel energy, including oil. If increased production of oil lowers gas prices, demand for EV vehicles may decline.

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
Changing and at times, conflicting expectations from global regulators, our investors, customers and employees with respect to sustainability matters may impose additional costs on us or expose us to new or additional risks.
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
Our Midsize platform is still under development, and may be delayed or not proceed as planned. Additionally, prior to mass production of our EVs, they must be fully approved for sale in accordance with a range of jurisdiction-specific requirements, including but not limited to regulatory approvals in the various geographies where we intend to launch. Likewise, we have encountered and may continue to encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future expansions in Arizona and Saudi Arabia, or any other future manufacturing facilities. We have experienced and may continue to experience delays in the launch and ramp of our vehicles and as a result, our growth prospects could be adversely affected.
Furthermore, we rely on third-party suppliers for the development, manufacture, and supply of many key components and materials used in our vehicles, as well as for provisioning and servicing equipment at our manufacturing facilities. We have experienced, and may in the future experience, delays if our suppliers are unwilling to supply components on acceptable terms, do not agree to our timing or volume requirements, fail to meet agreed-upon timelines and volumes, experience capacity constraints, or deliver components that do not meet our quality standards or other requirements. We have also been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and the limited availability of reliable third-party suppliers. For example, the military operations in the Gulf region and the Middle East, and the potential escalation and broadening of the conflict in Iran, each of which affect global energy prices and disrupt supply chains both regionally and globally, have and may continue to adversely impact our operations in the Middle East, delay shipments of equipment components, particularly those that go through the Strait of Hormuz shipment route, or hinder the movement of personnel necessary for our international manufacturing and logistics activities. These challenges have affected our ability, as well as the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances, have resulted in increased costs and delays in facilities construction and expansion as well as vehicle production ramp-up. We expect the risk of unexpected disruptions to continue for the foreseeable future. Any delays by our suppliers in delivering or developing necessary components may result in further setbacks to our production and delivery timelines.
The continued development, manufacturing and production ramp of our vehicles are and will be subject to risks, including with respect to:
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
Our success, including our ability to continue production of our current vehicle models, and commence production of our Midsize platform, will depend on our ability to enter into supplier agreements and maintain our relationships with hundreds of suppliers that are critical to the production of our vehicles. To date, we have not secured long-term supply agreements for all of our components, and for some components, our supply agreements do not guarantee sufficient quantities of components for our vehicle production ramp. We seek opportunities to secure long-term committed supply agreements for certain of these components. The supplier agreements we have or may enter into with key suppliers in the future may not be renewed or may contain provisions under which suppliers may refuse to supply. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of battery cells and other components often contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities or currency values. Substantial increases in the costs for such components, materials and equipment, whether due to supply chain or logistics issues, adverse economic conditions, geopolitical conflicts, changes in trade policies or agreements, the uncertainties surrounding domestic and foreign tariffs, export controls, inflation, or increased energy or natural gas costs, would increase our operating costs and could reduce our margins if we cannot offset these increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.
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
In addition, lower production volumes or demand, or reductions in our projected production volumes, have negatively affected, and could continue to adversely affect, our relationships with existing suppliers, who may seek to increase pricing, assert contractual or other claims, or otherwise fail to perform or comply with contractual obligations. We currently have, and may in the future have, supplier contractual claims, which would adversely affect our ability to obtain services and components from such suppliers. In addition, if we are unable to establish or maintain confidence among suppliers with respect to our liquidity and long-term business prospects, we may lose our relationships or contracts with such suppliers. Any such action has resulted, and may in the future result, in supply disruptions, increased costs, or disputes, which could materially and adversely affect our business, financial condition, and results of operations.
We are dependent on our suppliers, the majority of which are single-source suppliers, and the inability or unwillingness of these suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components or to implement or maintain effective inventory management and other systems, processes and personnel to support ongoing and increased production, could have a material adverse effect on our results of operations and financial condition.
We rely on hundreds of third-party suppliers for the provision and development of many key components and materials used in our vehicles. While we seek to obtain components from multiple sources whenever possible, many components used in our vehicles will be custom-designed and purchased by us from a single source. Our limited, and in many cases single-source, supply chain exposes us to delivery failure or component shortages for our production. Our third-party suppliers may not be able to meet our required product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide necessary warranties for their products that are necessary for use in our vehicles.
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

Any significant increases in our production, such as production ramp of our vehicles, may require us to procure additional components in a short amount of time and our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers provide us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer. Alternatively, if our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments with suppliers with whom we have non-cancelable long-term purchase commitments. In cases where we are unable to fully utilize our purchase commitments, we have in the past and may continue to face fees, penalties, increased prices, excess inventory or inventory write-offs, and there could be a material adverse effect on our results of operations. In addition, lower production volumes or demand, or reductions in our projected production volumes, have negatively affected, and could continue to adversely affect, our relationships with suppliers, who may seek to increase pricing, assert contractual or other claims, or otherwise fail to perform or comply with contractual obligations. We currently have, and may in the future have, supplier contractual claims, which would adversely affect our ability to obtain services and components from such suppliers. In addition, if we are unable to establish or maintain confidence among suppliers with respect to our liquidity and long-term business prospects, we may lose our relationships or contracts with such suppliers. Any such action has resulted, and may in the future result, in supply disruptions, increased costs, or disputes, which could materially and adversely affect our business, financial condition, and results of operations.
In addition, we have experienced, and in the future could continue to experience, delays if our suppliers are unwilling to supply components on acceptable terms, do not agree to our timing or volume requirements, fail to meet agreed-upon timelines and volumes, experience capacity constraints, or deliver components that do not meet our quality standards or other requirements. This may seriously harm our reputation, increase our warranty and other costs, or lead to product returns or recalls, any of which may materially harm our business. For example, during the first quarter of 2026, deliveries of the Lucid Gravity were disrupted for 29 days due to a supplier quality issue with the second-row seats, which affected our production and sales. Any disruption in the supply of components, including battery cells, magnets and semiconductors, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in situations where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.
Furthermore, as we scale our vehicle production, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. We are only beginning to scale production in our manufacturing facilities and in the process we have experienced challenges associated with such activities. If our production decreases significantly below our projections for any reason, we have incurred in the past, and may incur in the future, losses due to inventory write-downs or assets impairment. We are also only in the process of scaling our vehicle servicing operations. Accordingly, we have not thoroughly tested our ability to scale production and vehicle servicing and mitigate risks associated with these activities. In addition, our current systems and processes are not mature, which may affect our ability to timely initiate critical and time sensitive projects and increase project costs. If we continue to experience logistics challenges, are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, timely comply with applicable regulations, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.
Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, global or regional conflicts or other geopolitical events, governmental changes, political uncertainty, trade policies and agreements, the uncertainties surrounding domestic and foreign tariffs, export controls, natural disasters, health epidemics, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. For example, conflicts in the Middle East have affected, and may continue to affect certain shipping routes in the Red Sea as well as shipping routes through the Strait of Hormuz, resulting in delays in delivery of components and an increase in shipping costs globally. Prolonged or recurring geopolitical disruptions could limit our ability to accurately forecast demand, which may adversely affect our ability to project supplier purchase commitments and manage costs effectively. Additionally, governmental and policy changes may continue to result in new or increased tariffs on imported components. Our ability to mitigate these cost increases may be limited by the lack of alternative suppliers from unaffected countries or domestic suppliers with production capabilities to meet our requirements. Such disruptions or increase in costs could have a material adverse impact on our business, including our ability to timely manufacture and distribute our products in a cost-effective manner and adversely affect our results of operations and financial condition.

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
Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. A growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our expected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. In addition, pursuant to the agreement we entered into in connection with the supply of lithium-ion battery cells, we have made certain non-cancelable long-term purchase commitments. If our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments. In cases where we are unable to fully utilize our purchase commitments, we have in the past and may continue to face fees, penalties, increased prices, contractual or other claims, excess inventory or inventory write-offs, and there could be a material adverse effect on our business, financial condition, and results of operations.
Furthermore, our ability to manufacture our vehicles depends on continued and reliable access to semiconductors and microchips that incorporate them. The global semiconductor supply shortage, including as a result of China’s export controls over Nexperia’s microchip products, has impacted the automotive industry and affected many suppliers and manufacturers, including us. In addition, global supply constraints for DDR4 and DDR5 memory may persist due to increasing demand driven by artificial intelligence applications, which could adversely affect availability and costs. We have experienced, and may continue to experience, an impact on our operations as a result of such shortages, which could delay or reduce planned production levels of our current and future vehicles and have an adverse effect on our business, prospects and results of operations. Moreover, export controls, particularly those affecting components within our supply chain, such as China’s restrictions on certain rare-earth minerals, has posed, and could continue to pose, risks to our production and distribution capabilities. In addition, foreign currency fluctuations, tariffs, shortages in petroleum or natural gas and other economic or political conditions have contributed to and may continue to result in significant increases in freight charges and raw material costs. These risks could be further magnified by geographical developments, global or regional conflicts or other geopolitical events, including the war in Ukraine, the military operations in the Gulf region and the Middle East, potential escalation and broadening of the conflict in Iran, which affects shipping routes both regionally and globally and in particular, the Strait of Hormuz shipment route, and have disrupted and may in the future disrupt the supply of materials critical in our manufacturing processes. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. Any attempts to raise product prices in response to increased material costs could lead to reduced demand for our vehicles and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.

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
•product recalls or cancellation of orders;
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
We have completed the initial and second phases of construction at AMP-1 and the SKD portion of AMP-2, and further construction of AMP-1 and the second phase of AMP-2 is in progress. We also acquired select assets and assumed leases for certain facilities previously belonging to Nikola Corporation, including Nikola’s former Coolidge manufacturing facility. However, tooling these facilities for production of our vehicles and our future expansion plans is complicated and presents significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of our vehicles on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. In addition, we may encounter problems or disputes with our vendors for a variety of reasons, including for reasons beyond our control, and such disputes, with or without merit, could also cause significant delays and cost overruns. These risks could be increased because we are building our facilities from the ground up to support our EV production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the commercial production at AMP-1 and SKD production at AMP-2, we have hired and trained and continue to hire, retain, and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue commercial or SKD production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of orders and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of our future vehicles, or adversely affect our ability to timely sell and deliver our EVs to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations. Although we do not currently expect that we will be required to take vehicle production offline, any such repairs or remediation could entail significant costs, and we may be unable to recover some or all of such costs from the applicable contractor(s).
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
We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market and ramp up production of our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, political changes or instability, wars, military actions, global or regional conflicts or other geopolitical events or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, satisfy the requirements of customers and potential customers or fully utilize our purchase commitments with suppliers. For example, the conflicts in the Middle East, have resulted in shipping delays and increased shipping costs globally. Any failure to develop, implement and maintain such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we continue commercial production of our vehicles, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and sustaining our production ramps or be unable to meet our related cost and profitability targets.
If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.
Our vehicles or the components installed therein have in the past and may in the future contain defects in design or manufacture, including components designed or manufactured by suppliers, that may cause them not to perform as expected or that may require repairs, recalls, or design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors. Our vehicles have encountered a significant number of software issues and may continue to do so in the future. If our vehicles contain defects in design or manufacture that cause them not to perform as expected or that require repair, or if certain features of our vehicles take longer than expected to become available, are legally restricted or become subject to additional regulations, our ability to develop, market and sell our products and services could be adversely affected. In addition, our OTA software updates may fail to achieve their intended repair and performance goals, expose our customers’ vehicles to vulnerabilities, or have unintended consequences, and may require our customers to bring their vehicles to our service centers.
Any defects, delays or legal restrictions on vehicle features, failed OTA software updates, or other failure of our vehicles to perform as expected, could harm our brand and reputation and result in delivery delays, product recalls, order cancellations, reduced customer demand, product liability claims, breach of warranty claims or significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. Any such defects or noncompliance with legal requirements could also result in safety recalls. See “— Risks Related to Litigation and Regulation — We have in the past and may choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.” As we build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other consumer EVs could by association have a negative impact on perception and customer demand for our vehicles.
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
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of vehicles to our prospective customers. Currently, there is limited historical basis for making judgments about the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. Furthermore, unexpected factors beyond our control, including prolonged or recurring geopolitical disruptions, could limit our ability to accurately forecast demand, which may adversely affect our ability to project supplier purchase commitments and manage costs effectively. If we overestimate our requirements, our suppliers may have excess inventory, which has in the past and may continue to indirectly increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner or fail to establish the delivery processes and infrastructure to make deliveries, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and results of operations. Moreover, reductions in our production volumes have adversely affected, and could continue to adversely affect, our relationships with suppliers, who may seek to increase pricing, assert contractual or other claims, or otherwise fail to perform or comply with contractual obligations. We currently have, and may in the future have, supplier contractual claims, which would adversely affect our ability to obtain services and components from such suppliers. In addition, if we are unable to establish or maintain confidence among suppliers with respect to our liquidity and long-term business prospects, we may lose our relationships or contracts with such suppliers. Any such action has resulted, and may in the future result in supply disruptions, increased costs, or disputes, which could materially and adversely affect our business, financial condition, and results of operations. Tariffs announced by the U.S. and resulting retaliatory tariffs and other trade barriers, including China’s changes to its export controls for rare-earth minerals and semiconductor-related products have had and may continue to have, an adverse impact on our ability to predict our manufacturing requirements, costs and production, and our ability to receive raw materials and components.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, military actions, global or regional conflicts or other geopolitical events, health epidemics or pandemics, or security incidents.
We and our suppliers may be impacted by weather events, natural disasters, wars, military actions, global or regional conflicts or other geopolitical events, health epidemics or pandemics, security incidents or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona and Saudi Arabia are located in sandstorm-, flood-, or tornado-prone areas. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information technology systems or communication networks break down or operate improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, global or regional conflicts or other geopolitical events, including the recent conflict in Iran, have increased, and may continue to increase, the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.

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

Cyber threat actors may attempt to gain unauthorized access to, modify, alter or use our vehicles, products, systems and networks to: (i) gain control of, (ii) change the functionality, user interface or performance characteristics of or (iii) gain access to data stored in or generated by, our vehicles, products, systems and networks. Advances in technology, such as AI-enabled technologies, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open-source software, which can create additional risks, including potential security vulnerabilities. Increasing use of such products and services in our vehicles, including with our partnerships with Nuro and Uber for AV capabilities, and AI frontier model generative AI providers of large language models (“LLMs”) heightens the risk and severity of a cybersecurity breach of our or our third-party partners’ systems. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents.
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
The volume of our current and planned vehicle production necessitates continued development, implementation, maintenance, improvement, and expanding of our information technology and communication systems and networks in the U.S. and abroad, such as systems and networks for product data management, vehicle management tools, vehicle security systems, vehicle security management processes, procurement of bill of material items, supply chain management, inventory management, production planning and execution, lean manufacturing, sales, service and logistics, dealer management and financial, and tax and regulatory compliance. Our ability to operate our business will depend on the availability and effectiveness of these systems and networks that are not entirely in our control and could be impacted by system outages or similar events. The development, implementation, maintenance, improvement and expansion of these systems and networks require significant management time, support and cost.

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
For example, failure to comply with the GDPR can result in significant fines and other liability, including fines of up to EUR 20 million or four percent (4%) of global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. The cost of compliance, and the potential for fines and penalties for non-compliance, with the GDPR may have a significant adverse effect on our business and operations. Legal developments in the European Economic Area (“EEA”), including rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have also created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other countries outside the EEA. While we have taken steps designed to mitigate the impact on us, the efficacy and longevity of these mechanisms remain uncertain. Additionally, we continue to monitor our compliance obligations with a final rule adopted by the U.S. Department of Justice, which prohibits and restricts certain covered data transactions that result in the transfer or access to bulk U.S. sensitive personal data by countries of concern or covered persons, effective April 8, 2025, as well as a final rule adopted by the Bureau of Industry and Security that prohibits specific transactions involving the import or sale of connected vehicles and certain hardware and software with a sufficient nexus to China or Russia, applicable to vehicles from model year 2027. These regulations may impact our potential future business operations in China.
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

We post public privacy notices and other documentation regarding our collection, use, storage, transmission, and other processing of personal data. Although we endeavor to comply with our published notices and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts designed to meet such obligations, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences and subject us to potential local, state and federal action if our published privacy notices and documentation are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have allegedly violated individuals’ privacy rights or failed to comply with applicable privacy notices or applicable data privacy laws, regulations, standards, policies, or contractual obligations could, even if we are not found liable, be extremely expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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

Risks Related to Our Employees and Human Resources
The loss of key employees or an inability to attract, retain and motivate qualified personnel, including executive leadership, may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team and workforce. Our employees, including our senior management team, are generally at-will employees, and therefore may terminate employment with us at any time with no advance notice. We could lose some key employees or fail to attract new employees, especially if we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, or if the volatility of our stock price continues to increase, including as a result of market speculation of the long-term prospect of our business.
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. We have faced and continue to face potent competition for highly skilled workers in the U.S., especially in California. As with any company with finite resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our business success. Because we operate in an advanced technology and innovation sector, there may also be limited personnel available with relevant expertise or business experience, and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. This challenge may be amplified by our ongoing transition to full-scale, high-volume commercial vehicle manufacturing, where we continue to face competitors that may be more established, and therefore may have more predictable supply chains, more developed manufacturing capabilities and more brand recognition than we do. Any failure to attract and retain key employees may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
In addition, any workforce reduction plan may also be distracting to employees and management and may negatively impact our ability to continue to attract and retain highly skilled personnel. We have in the past reduced the size of our workforce, and recently implemented workforce reduction plans and other actions relating to contractors in the first half of 2026, including the elimination of the second shift of production at our AMP-1 factory. Any such plan may adversely affect our business operations, reputation, or ability to serve customers.
We announced a number of executive leadership changes, including the appointment of Silvio Napoli as our Chief Executive Officer. Executive leadership and senior management transitions, reductions in workforce and employee turnover can be time consuming, difficult to manage, create instability, cause disruption to our business and result in the loss of institutional knowledge, and any of these outcomes could impede the execution of our day-to-day operations and our ability to fully implement our business and growth strategy. These impacts could also make it more difficult to attract and retain talent. The failure to successfully hire and retain key executives and employees or the further loss of any key executives, senior management and employees could adversely impact our business, financial condition, and results of operations.
We will need to hire, retain, train, and manage a significant number of employees for our business operations, and our business could be adversely affected by labor and union activities.
We will need to hire, retain, train, and manage a significant number of employees to engage in full capacity commercial manufacturing operations and for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, retaining, training and managing a large workforce, such as establishing and maintaining efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating and maintaining an effective company culture. Although the area surrounding our AMP-1 facility in Casa Grande, Arizona and the area surrounding our AMP-2 facility in KAEC are home to highly trained workforces with experience in engineering and manufacturing, these workforces may not have significant experience with EV manufacturing, and related processes such as inventory management, logistics and quality. Many jobs will require significant training and we may need to spend significant resources to ensure employees obtain and adhere to such training. Further, competition for employees in the Casa Grande, Arizona area has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area; this same competition for talent may eventually intensify in KAEC as well. In addition, as we progress in constructing our AMP-2 facility in Saudi Arabia, we will need to hire, retain, and train a significantly larger number of employees in the local region to fully support the facility’s manufacturing operations. Any failure to comply with local labor laws and customs could have an adverse effect on our business or operations. If we are unsuccessful in hiring, retaining and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

Furthermore, although none of our U.S. or international based employees is currently represented by a labor union that we are aware of at this time, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Workforce reductions, including the termination of employees or elimination of positions, may also increase the risk of employee dissatisfaction or unionization efforts. Some unions may attempt and have attempted to organize non-union automakers in the U.S., including us. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, or similar activities with certain consultation rights with respect to the relevant companies’ operations, or companies are required to apply collective bargaining agreements, implement works councils or similar bodies with certain consultation rights related to the activities of the companies involved. In the event our employees seek to join or form a labor union, we could be subject to risks as we engage in an attempt to address such organizing or to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays, and increased costs. Furthermore, we may be directly or indirectly dependent upon companies with unionized workforces, such as parts suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, ability to expand our facilities, or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, results of operations, or financial condition.
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
The current U.S. presidential administration has adopted an evolving approach to trade policy, including renegotiating and terminating existing bilateral and multi-lateral trade agreements, reviewing U.S. trade policies, practices and agreements to address trade deficits and other economic security matters, and imposing tariffs on imports, in many cases significant, on a variety of items, including fully assembled vehicles, steel, aluminum, and certain vehicle parts and software, which have resulted in increased costs for imports and may cause shortages and delays in the supply of certain components, materials, tooling and equipment necessary to produce our vehicles. In response to these tariffs, a number of U.S. trading partners have imposed or threatened to impose retaliatory measures, including tariffs on U.S. products and enhanced export controls, which has increased the cost and complexity of exporting our vehicles to affected markets. For example, Canada has announced countermeasure tariffs on select U.S.-manufactured vehicles. Further, the current U.S. presidential administration has imposed tariffs on goods imported from China on top of existing tariffs, and has expanded its export and transfer restrictions on foreign companies and subsidiaries involving sensitive technology, which has resulted in uncertainty regarding the future of international trade between the U.S. and China. In response, China has imposed retaliatory tariffs and implemented export restrictions on certain rare-earth minerals and semiconductor-related products, including microchips. Despite recent negotiations, U.S.-China trade relations remain volatile and uncertain, and there can be no assurance that further actions by the U.S., China or another country will not have an adverse impact on our business, operations and access to products manufactured in China or elsewhere outside the U.S.

The exact scope of any such tariffs that may be ultimately implemented remains uncertain at this time. We cannot predict whether, or to what extent, international trade agreements may be altered, nor can we predict whether, or to what extent, duties, additional tariffs, export controls, or other trade restrictions will be modified or imposed by the U.S. or other countries. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our exported vehicles decreases due to the higher cost or preferences in foreign countries for domestically manufactured products, our results of operations could be materially adversely affected. Additionally, the threat of retaliatory tariffs and trade wars between the U.S. and foreign countries could further impede the transition to EVs, disrupt global supply chains, and delay the implementation of economic competitiveness policies. Further, while the administration has issued an executive order and announced other arrangements to reduce certain previously announced tariffs on automobiles and auto parts, there can be no assurance that there will not be further changes. In February 2026, the Supreme Court struck down the current U.S. administration’s use of the IEEPA to impose broad tariffs on imports from foreign trade partners. We have received refunds for tariffs that we had paid under the IEEPA. However, tariff exposure may not significantly decline and the administration may expand use of other mechanisms to further its trade agenda. Taken together, these uncertainties surrounding domestic and foreign tariffs and the resulting environment of retaliatory trade practices could increase costs and harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
The Uyghur Forced Labor Prevention Act (“UFLPA”) creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the U.S. and are not entitled to entry. While we are not presently aware of any direct impacts these restrictions have on our supply chain, the UFLPA may materially and negatively impact our ability to import the goods and products we rely on to manufacture our products and operate our business. The UFLPA may further impact our supply chain and costs of goods as it may restrict the available supply of goods and products eligible for importation into the U.S., including among other things, electronics assemblies and aluminum. As the U.S. government continues to investigate claims of forced labor in China, the enforcement of the UFLPA continues to evolve, making the potential for impacts on Chinese suppliers (and non-Chinese suppliers using supply chains extending into China) difficult to assess.
In 2022, in response to actions taken by Russia against Ukraine, the U.S. and other countries worldwide implemented significant economic sanctions, embargoes, financial restrictions, trade controls and other governmental measures and restrictions against Russia, Belarus, and certain related entities and persons. Additionally, the military operations in the Gulf region and the Middle East, potential escalation and broadening of the conflict in Iran, could lead to new uncertainties to trade relations and policies. The U.S. has enacted, or may enact in the future, federal regulations that significantly constrain trade relations with Russia, Belarus or other countries. Consequently, imports of certain products or merchandise originating from these jurisdictions may be subject to higher import duty rates. To the extent such products or merchandise are found in our cross-border supply chains and subject to higher duties, the suspension of normal trade relations with Russia, Belarus and other countries could increase our input costs, which could adversely impact our business and financial condition.

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
In addition, motor vehicles and associated service activities are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the U.S., vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Lucid Air, the Lucid Gravity and any future vehicle programs, including the upcoming Midsize platform, will be subject to such regulation under international, federal, state and local laws and standards. These regulations include those promulgated by the EPA, NHTSA, other federal agencies, various state agencies and boards; and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time-to-time, and we could become subject to additional regulations in the future, which could increase the effort and expense of compliance. If compliance results in delays or substantial expenses, this could adversely affect our business. Laws and industrial standards for EVs continue to evolve, and we face risks associated with changes to these regulations, which could have an impact on the adoption of EVs.
We currently are, and expect to become, subject to laws and regulations applicable to the supply chain, manufacture, import, sale and service of automobiles and accessories in an increasing number of international jurisdictions. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, transportation of dangerous goods, fuel economy and emissions, battery recycling, among other things, are often materially different from requirements in the U.S. and are also evolving. For example, the EU has enacted a battery regulation that affects Lucid vehicles and batteries delivered in Europe with increasing requirements for the durability, marking, supply chain transparency, and recycled content of the high-voltage batteries in our vehicles each year, among other requirements. Compliance with such regulations will require additional time and resources. This process may include official review and verification of our batteries and related documentation prior to market entry. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all; and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.
We may face regulatory limitations on our ability to sell vehicles directly, which could materially and adversely affect our ability to sell our vehicles.
Our business plan includes the direct sale of vehicles to retail consumers, both at retail locations and over the internet, in North America and the Middle East. In the U.S., the laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license to sell new motor vehicles within the state, and many states prohibit manufacturers or their affiliates from becoming licensed dealers and directly selling new motor vehicles to retail consumers from within that state. In addition, most states require that we have a physical dealership location in the state before we can be licensed as a dealer. Currently, we are licensed as a motor vehicle dealer in several states. In some states, we have also opened or expect to open Lucid studios to educate and inform customers about our vehicles, but those Lucid studios will not actually transact in the sale of vehicles. The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so.

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
Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. For example, we have conducted several vehicle recalls due to a number of potential issues in the past and we may in the future voluntarily or involuntarily initiate additional recalls if any of our EVs or components (including our batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if we are unable to obtain the necessary replacement parts, we may be unable to service and repair recalled vehicles for a significant period of time. During the first quarter of 2026, deliveries of the Lucid Gravity were disrupted for 29 days due to a supplier quality issue with the second-row seats. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our EVs and could also result in the loss of business to our competitors. Such recalls and stop sales, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense, the possibility of lawsuits, reduction of customer demand, adverse publicity, and diversion of management’s attention and other resources, which could adversely affect our brand image in our target markets and our business, prospects, results of operations and financial condition.
We are subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and adversely affect our business, results of operations, cash flows and financial condition.
From time-to-time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, data privacy, cybersecurity, securities, tax, labor and employment, health and safety, our direct distribution model, motor vehicle dealership licenses and state licensing laws, environmental claims, contractual and commercial disputes and other matters that could adversely affect our business, brand, reputation, results of operations, cash flows, financial condition, and the trading price of our common stock. These claims could be asserted against us by individuals, either acting individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. For example, we are currently the subject of class actions filed against us, our former CEO, and other current or former officers, alleging violations of securities laws. We are also the subject of multiple shareholder derivative lawsuits alleging breaches of fiduciary duties and related claims against certain of our former and current directors. For details regarding these legal proceedings, refer to Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation and legal defense costs could be significant, even if we achieve favorable outcomes. Adverse outcomes with respect to litigation or any other legal proceedings may result in significant settlement costs or judgments, criminal and civil penalties and fines, or injunctive relief, including suspension or revocation of licenses to conduct business or other changes to our business practices, all of which could adversely affect our sales and revenue growth, our brand, business, prospects, results of operations, cash flows and financial condition. See Part II, Item 1 “Legal Proceedings.”

We may become subject to product liability and warranty-related claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may become subject to product liability and warranty-related claims, which could harm our business, prospects, results of operations and financial condition. The automotive industry experiences significant product liability claims, and we face inherent risks of exposure to claims in the event our production vehicles do not perform or are claimed not to perform as expected or malfunction, resulting in property damage, personal injury or death. We also expect that, as is true for other automakers, our vehicles will be involved in crashes resulting in death or personal injury, and even if not caused by the failure of our vehicles, we may face product liability claims and adverse publicity in connection with such incidents. In addition, we may face claims arising from or related to failures, claimed failures or misuse of new technologies that we expect to offer, including ADAS and AV features in our vehicles. See “— Risks Related to Litigation and Regulation — ADAS and autonomous vehicle technologies are subject to uncertain and evolving regulations.” In addition, the battery packs that we produce use lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring modules, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. See “— Risks Related to Manufacturing and Supply Chain — Our vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.” In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all circumstances. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls or redesign efforts, all of which would be time-consuming and expensive. Furthermore, if our products contain design defects, manufacturing defects, or other defects in materials or workmanship that cause them to not conform to applicable express or implied warranties, or we are unable to service or repair nonconforming vehicles within a reasonable period of time or number of repair attempts, we may be subject to breach of warranty, lemon law, and other consumer protection claims.
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
We expect to introduce certain ADAS and AV technologies into our vehicles over time. ADAS and AV technologies are subject to regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technologies, all of which is beyond our control. There are a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that assume a human driver will be controlling the vehicle at all times. Currently, there are no federal U.S. regulations in effect pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Both the U.S. and Europe are considering new rules for ADAS and AV technologies that are expected to come into effect in future years. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the U.S. and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay products or restrict self-driving features and availability, or affect the pace at which we enter the robotaxi business, which could adversely affect our business. Our vehicles may not achieve compliance with the regulatory requirements in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our ADAS or AV hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.
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
Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, enforce, defend and protect our intellectual property and proprietary technology. We may not be able to prevent third parties from unauthorized use of our intellectual property and proprietary technology, which could harm our business and competitive position. We establish and protect our intellectual property and proprietary technology through a combination of licensing agreements, third-party nondisclosure and confidentiality agreements and other contractual rights, as well as through patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions. Monitoring unauthorized use of our intellectual property is costly and challenging, and the steps we have taken or will take to prevent infringement, misappropriation and other violations may not be successful. Despite our efforts to obtain and protect intellectual property rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering or otherwise obtaining and using our technology or products or seeking court declarations that they do not infringe, misappropriate or otherwise violate our intellectual property. Failure to adequately obtain, maintain, enforce, defend and protect our intellectual property could result in our competitors offering identical or similar products, potentially resulting in the loss of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and results of operations.
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

Patent, trademark, copyright and trade secret laws vary significantly throughout the world. The laws of some foreign countries, including countries in which our products are sold, may not be as protective of intellectual property rights as those in the U.S., and mechanisms for obtaining and enforcing intellectual property rights may be inadequate. Therefore, our intellectual property may not be as strong or as easily obtained or enforced outside of the U.S. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights, trade secrets or other intellectual property, or applications for any of the foregoing, which could permit our competitors or other third parties to develop and commercialize products and technologies that are the same or similar to ours.
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
We have funded our operations since inception primarily through equity and debt financings. We anticipate that we will continue to raise additional funds through equity, equity-linked or debt financings. Our business is capital-intensive, and our efforts to increase cost-effectiveness, including the execution of the cash flow improvement plan, may not succeed. There can be no assurance that we will achieve positive cash flow from operations on our anticipated timeline, or at all. In addition, we have settled, and we expect to settle, tax withholding obligations in connection with vesting of the restricted stock units granted to certain employees through “net settlement,” i.e., by remitting the Company’s cash to satisfy the tax withholding obligation and simultaneously withholding a number of the vested shares on each vesting date with a value equal to that remitted cash. The amount of the tax withholding due on each vesting date will be based on the fair value of our common stock on such vesting date. Depending on the fair value of our common stock and the number of restricted stock units vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.
Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. For example, as of June 30, 2026, pursuant to the terms of the agreements we entered into in connection with the supply of lithium-ion battery cells, we have remaining minimum purchase commitments of an aggregate of approximately $2.47 billion of lithium-ion battery cells using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.
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

We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including our liquidity position, execution risks, industry-wide EV headwinds, delays or cutbacks in EV production plans announced by us or other manufacturers, investor and customer acceptance of our business model and changes in vehicle programs, and any announcement to adjust, suspend or withdraw previously announced financial projections or guidance. General conditions in the global economy and financial markets may also affect our ability to obtain additional capital, including volatility and disruptions in the capital and credit markets, including as a result of inflation, bank closures and liquidity concerns at financial institutions, the risk of a global economic recession or other downturn, interest rate changes, global or regional conflicts or other geopolitical events, including the geopolitical conflicts in the Middle East. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations and financial condition.
We may not be able to realize the anticipated benefits of our agreements with Aston Martin, Uber, and Nuro.
In June 2023, we entered into the Implementation Agreement with Aston Martin under which we and Aston Martin have established a long-term strategic technology arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery EV chassis, and supply powertrain and battery components to Aston Martin. However, we may not be able to realize the anticipated benefits of this agreement if Aston Martin fails to satisfy its contractual commitments, delays or cancels vehicle programs expected to incorporate our technology, elects to reduce or discontinue its relationship with us, or fails to enter into a long form supply agreement on terms acceptable to us. See Note 15 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
In addition, our indebtedness and our obligations under our Redeemable Convertible Preferred Stock, combined with our other existing and future financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt or other obligations;
•limit our ability to borrow or raise additional amounts to fund acquisitions, for working capital and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
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
The ABL Credit Facility has an initial aggregate principal commitment amount of up to $1.0 billion. However, availability of the committed amounts under the ABL Credit Facility is subject to the value of the eligible borrowing base and certain debt compliance covenants in the Certificate of Designations. We are currently able to draw down only a portion of the full amount available under the ABL Credit Facility. In addition, there is no guarantee that we will have sufficient eligible borrowing base in the future to be able to draw down the full amount available under the ABL Credit Facility. In addition, amounts committed under the SIDF Loan Agreement and the 2025 GIB Credit Facility are only available for certain specific purposes and subject to conditions on drawdowns. The DDTL Credit Facility provides for an approximately $1.2 billion undrawn delayed draw term commitments, subject to drawdown conditions, following a $500.0 million draw in April 2026 and an additional $800.0 million draw in July 2026. Any inability to draw down the full amounts committed under these facilities, should the need arise, may have an adverse effect on our cash flows and liquidity.
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
Our period-to-period financial results may vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles (which could also reduce sales of our existing vehicles), increase production capacity, design and develop new EV-related products and technologies including robotaxis, and establish or expand design, research and development, production, sales and service facilities. Our revenues from period-to-period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new incentives or product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we have experienced, and expect to continue experience, similar seasonality as we scale commercial production and sale of our current and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles in all of our markets, including price adjustments and incentives; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, including changes in trade policies and imposition or proposed imposition of tariffs; geopolitical events; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; investment in expansion to new markets; or increase in our sales, service and marketing activities. See “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could also significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards of $10.8 billion and $7.8 billion, respectively, from taxable years prior to 2018 will begin to expire in 2027. As of June 30, 2026, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036 and state research and development credit carryforwards do not have an expiration date. As of June 30, 2026, we had foreign net operating loss carryforwards, the majority of which will begin to expire in 2043. As of June 30, 2026, we maintain a full valuation allowance for our U.S. and the majority of our non-U.S. net deferred tax assets.
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
We are subject to income and other taxes in the U.S. and a growing number of foreign jurisdictions. Existing domestic and foreign tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us to change our transfer pricing policies and pay additional tax amounts, fines or penalties, surcharges, and interest charges for past amounts due, the amounts and timing of which are difficult to discern. Existing tax laws, statutes, rules, regulations, or ordinances could also be interpreted, changed, modified, or applied adversely to our customers (possibly with retroactive effect) and, if our customers are required to pay additional surcharges, it could adversely affect demand for our vehicles.
Furthermore, changes to federal, state, local, or international tax laws on income, sales, use, import/export, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations continue to be considered by the U.S. and other countries where we currently operate or plan to operate. For example, the Tax Cuts and Jobs Act of 2017 introduced a Base Erosion and Anti-Abuse Tax which imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500.0 million for prior three tax years and that make certain payments to related foreign persons. In addition, the Organization for Economic Cooperation and Development has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights and the rate of tax applicable to certain types of income.
These contemplated tax initiatives, if finalized and adopted by the U.S. or other countries where we do business, and the other tax issues described above may materially and adversely impact our operating activities, transfer pricing policies, effective tax rate, deferred tax assets, cash flows and financial results in the current or future reporting periods.
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
The trading price of our common stock has fluctuated substantially. We have experienced temporary trading halts in our common stock pursuant to Nasdaq rules. During the trading halts, investors were unable to buy or sell shares of our common stock, which may have prevented investors from executing trades at desired prices and times. Any future trading halts may also contribute to uncertainty in the market for our common stock and increase price volatility upon the resumption of trading. The trading price and volatility of our securities depends on many factors, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose all or part of the investment in our securities since investors might be unable to sell them at or above the price the investor paid for them. Any of the factors listed below could have a material adverse effect on stockholders’ investment in our securities and our securities may trade at prices significantly below the price stockholders paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price and volatility of our securities may include:
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
•the public’s reaction to financial projections and any other guidance or metrics that we may publicly disclose, including any decision to adjust, suspend, or withdraw such financial projections, guidance or metrics;
•speculation or inaccurate reporting in the press or investment community;
•actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;
•lower-than-anticipated industry-wide EV adoption rates or perception that EV demand is slowing;
•the operating results failing to meet the expectation of securities analysts or investors in a particular period;
•the timing of the achievement of objectives under our business plan and the timing and amount of costs we incur in connection therewith, including any delay in the launch of our Midsize platform;
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
•any major change in our Board or management, including the recent announcement of leadership changes;
•sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur;

•general economic and political conditions, such as uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, recessions, interest rate changes, inflation, bank closures and liquidity concerns at financial institutions, changes in diplomatic and trade relationships, fluctuations in foreign currency exchange rates, acts of war or terrorism, natural disasters, and global or regional conflicts or other geopolitical events, including the military operations in the Gulf region and the Middle East, and the potential escalation and broadening of the conflict in Iran; and
•other risk factors listed in this section “Risk Factors.”
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, have in the past and may in the future be unpredictable. A loss of investor confidence or speculation in the market regarding our common stock or the stocks of other companies which investors perceive to be similar to ours could depress our stock price and the trading price of the Convertible Senior Notes regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, and related shareholder derivative actions, have caused, and may continue to cause substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments. See Part II, Item 1 “Legal Proceedings.” and “—Risks Related to Litigation and Regulation — We are subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and adversely affect our business, results of operations, cash flows and financial condition."
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
In addition, in certain circumstances, including in connection with a mandatory conversion, optional redemption, or a fundamental change (as defined in the Certificate of Designations), holders of the Redeemable Convertible Preferred Stock may be entitled to receive “Minimum Consideration.” If the value of the Minimum Consideration exceeds the Accrued Value of the Redeemable Convertible Preferred Stock, we would be required to issue a number of shares of common stock that is presently indeterminable and, particularly if our stock price is substantially below the initial conversion price, such issuances could result in significant dilution to the common stockholders, which could have a material adverse effect on the market prices of our common stock and on our financial condition, liquidity, and ability to obtain additional financing.
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
As of June 30, 2026, the PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
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

For the avoidance of doubt, the foregoing provisions of our current bylaws will not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our current bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Although investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our current bylaws described in the preceding sentences. These provisions of our current bylaws could limit the ability of our stockholders to obtain a favorable judicial forum for certain disputes with us or with our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our current bylaws inapplicable to, or unenforceable in respect of, one or more of the types of actions or proceedings listed above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations. While the Delaware courts have determined that such choice of forum provisions are valid at face value, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions.
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
Item 5. Other Information.
Alexander De Bock will join the Company as its Chief Financial Officer, effective August 5, 2026. Taoufiq Boussaid, the Company’s current Chief Financial Officer, will take on an advisory role for a period of time to help ensure a smooth transition.
Gagan Dhingra, the Company's Senior Vice President of Finance and Accounting and principal accounting officer, has decided to leave the Company to pursue another opportunity, effective August 14, 2026. Mr. Dhingra’s departure is not related to any disagreements with the Company on any matter relating to its operations, policies, or practices (financial or otherwise), or any issues regarding financial disclosures, accounting or legal matters.
During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

4.1	Certificate of Designations of Series C Convertible Preferred Stock of Lucid Group, Inc.	8-K	001-39408	April 29, 2026	3.1

10.2	Subscription Agreement, dated April 14, 2026, between Lucid Group, Inc. and Ayar Third Investment Company (including form of Certificate of Designations related to the Series C Convertible Preferred Stock and form of Amendment No. 7 to the Investor Rights Agreement by and among Lucid Group, Inc., Ayar Third Investment Company, and the other parties thereto).	8-K	001-39408	April 14, 2026	10.1

10.3	Subscription Agreement, dated April 14, 2026, by and between Lucid Group, Inc. and SMB Holding Corporation	8-K	001-39408	April 14, 2026	10.2

10.4*	Vehicle Production Agreement, dated April 14, 2026, by and between Lucid Group, Inc. and Uber Technologies, Inc.	8-K	001-39408	April 14, 2026	10.3

10.5	Amendment No. 2 to Credit Agreement, dated April 14, 2026, among Lucid Group, Inc., and Ayar Third Investment Company, as the sole lender and administrative agent	8-K	001-39408	April 14, 2026	10.4

10.6	Underwriting Agreement, dated April 14, 2026, between Lucid Group, Inc., and BofA Securities, Inc.	8-K	001-39408	April 14, 2026	1.1

10.7	Amendment No. 7 to the Investor Rights Agreement, dated April 28, 2026, between Lucid Group, Inc., Ayar Third Investment Company and the other parties thereto	8-K	001-39408	April 29, 2026	10.1

10.8	Amendment No. 1 to Second Vehicle Production Agreement, dated July 10, 2026, between Lucid Group, Inc. and Uber Technologies, Inc.					X

10.9^	Lucid Group, Inc. Amended and Restated 2021 Stock Incentive Plan (including the Lucid Group, Inc. Amended and Restated 2021 Employee Stock Purchase Plan, attached thereto).	DEF 14A	001-39408	April 23, 2026	Annex A

10.10^	Offer of Employment to Silvio Napoli, dated April 9, 2026					X

10.11^	Employment Agreement by and between Lucid Switzerland AG and Silvio Napoli					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

LUCID GROUP, INC.

Date: August 4, 2026	By:	/s/ Taoufiq Boussaid
Taoufiq Boussaid
Chief Financial Officer