Form 10-Q
period 2026-09-30
Lucid Group, Inc.
filed 2026-11-09
CIK 1811210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Number of shares of the registrant’s common stock outstanding on November 3, 2026: 396,252,830

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3
	Frequently Used Terms	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	6
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	10
	Notes to Condensed Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	59

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	60
Item 5.	Other Information	113
Item 6.	Exhibits	114

SIGNATURES		115

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “shall,” “expect,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “scheduled,” “aiming,” “targeting,” “objective,” “focus,” “strategic” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, strategic priorities and cash flow improvement plan, expected savings, prospects, growth, production volumes, strategies, management, and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share and product sales, expectations and timing related to commercial product launches, future strategies and products, including with respect to battery and powertrain systems, software, and strategic partnerships, technology features and capabilities, manufacturing capabilities and facilities, logistics and supply chain, studio openings, sales channels and strategies, changes to future or existing vehicle programs, expansion and the potential success of our distribution strategy, our financial and operating outlook, future market launches and international expansion, including the timing and anticipated value to us of our manufacturing facility in Saudi Arabia, our needs for additional financing, and expectations regarding the potential of Lucid’s technology. Such forward-looking statements are based on currently available market material and our current expectations, beliefs and forecasts concerning future developments. Factors that may impact such forward-looking statements include:
•changes in domestic and foreign business, economic, market, financial, political, regulatory and legal conditions, including changes in policies, imposition or proposed imposition of tariffs, export controls, threat of a trade war, the risk of a global economic recession or other downturn, bank closures and liquidity concerns at financial institutions, and global or regional conflicts or other geopolitical events, including the ongoing military operations in the Gulf region and the broader Middle East, the escalating hostilities affecting Saudi Arabia, and the potential further escalation or broadening of such conflicts;
•risks related to changes in overall demand for our products, services, and technology, and cancellation of orders for our vehicles;
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
•changes in fuel and energy prices;
•our ability to rapidly innovate;
•our ability to enter into or maintain partnerships with original equipment manufacturers, vendors and technology providers, including our ability to realize the anticipated benefits of existing strategic partnerships;
•our ability to effectively recruit, integrate, motivate, and retain key employees, including recent changes to our executive team;
•risks related to vehicle recalls;
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

•our ability to pay interest and principal on our current or any future indebtedness;
•future changes to vehicle specifications which may impact performance, features, pricing, and other expectations;
•the outcome of any potential litigation, government and regulatory proceedings, investigations and inquiries; and
•other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the U.S. Securities and Exchange Commission (the “SEC”).
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

“2026 Notes” are to the 1.25% Convertible Senior Notes due 2026;

“2030 Notes” are to the 5.00% Convertible Senior Notes due 2030;

“2031 Notes” are to the 7.00% Convertible Senior Notes due 2031;

“AMP-1” are to our Advanced Manufacturing Plant-1 in Casa Grande, Arizona;

“AMP-2” are to our planned Advanced Manufacturing Plant-2 in Saudi Arabia, expanding to include the production of our Midsize platform, which building construction is substantially completed, with remaining work focused on commissioning and fit-out activities;

“Ayar” are to Ayar Third Investment Company, an affiliate of the PIF and the controlling stockholder of the Company;

“Board” or “Board of Directors” are to the board of directors of Lucid Group, Inc., a Delaware corporation;

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

“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of February 22, 2021, by and among Churchill, Legacy Lucid and Air Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Churchill, as the same has been or may be amended, modified, supplemented or waived from time-to-time;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LUCID GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$930,742	$997,827
Short-term investments (including nil and $50,000 associated with a related party as of September 30, 2026 and December 31, 2025, respectively)	4,787	631,093
Accounts receivable, net (including $163,942 and $120,540 from a related party as of September 30, 2026 and December 31, 2025, respectively)	199,346	177,162
Inventory	1,222,492	1,109,529
Prepaid expenses	60,131	59,606
Other current assets	342,300	324,434
Total current assets	2,759,798	3,299,651
Property, plant and equipment, net	4,374,861	3,978,132
Right-of-use assets	243,925	241,974
Long-term investments (including $12,973 and $24,259 associated with a related party as of September 30, 2026 and December 31, 2025, respectively)	12,973	512,241
Other noncurrent assets	419,234	354,983
TOTAL ASSETS	$7,810,791	$8,386,981

LIABILITIES
Current liabilities:
Accounts payable	$241,099	$487,521
Finance lease liabilities, current portion	5,054	84,222
Current portion of debt ($503,356 and $467,963 associated with a related party as of September 30, 2026 and December 31, 2025, respectively)	707,545	671,746
Other current liabilities (including $90,432 and $81,580 associated with a related party as of September 30, 2026 and December 31, 2025, respectively)	1,232,717	1,392,641
Total current liabilities	2,186,415	2,636,130
Finance lease liabilities, net of current portion	101,518	104,559
Debt, net of current portion (including $1,690,917 and nil associated with a related party as of September 30, 2026 and December 31, 2025, respectively)	3,741,353	2,046,576
Other long-term liabilities (including $156,918 and $123,198 associated with related parties as of September 30, 2026 and December 31, 2025, respectively)	671,858	582,739
Derivative liabilities associated with redeemable convertible preferred stock (related party)	48,479	16,200
Total liabilities	6,749,623	5,386,204
Commitments and contingencies (Note 11)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025, Series A redeemable convertible preferred stock, par value $0.0001; 100,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025; liquidation preference of $1,534,753 and $1,350,441 as of September 30, 2026 and December 31, 2025, respectively (related party)	1,534,739	1,339,641
Preferred stock 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025, Series B redeemable convertible preferred stock, par value $0.0001; 75,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025; liquidation preference of $1,078,042 and $949,249 as of September 30, 2026 and December 31, 2025, respectively (related party)	1,078,032	943,849
Preferred stock 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025, Series C redeemable convertible preferred stock, par value $0.0001; 55,000 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025; liquidation preference of $591,852 and nil as of September 30, 2026 and December 31, 2025, respectively (related party)	543,397	—
Total redeemable convertible preferred stock	3,156,168	2,283,490

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.0001; 1,500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 396,243,868 and 327,451,844 shares issued and 396,158,086 and 327,366,062 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	40	33
Additional paid-in capital	16,428,919	16,337,023
Treasury stock, at cost, 85,782 shares at September 30, 2026 and December 31, 2025	(20,716)	(20,716)
Accumulated other comprehensive income	1,556	11,692
Accumulated deficit	(18,504,799)	(15,610,745)
Total stockholders’ equity (deficit)	(2,095,000)	717,287
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,810,791	$8,386,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue (including $79,433 and $34,251 from a related party for the three months ended September 30, 2026 and 2025, and $213,991 and $69,594 for the nine months ended September 30, 2026 and 2025, respectively)	$350,319	$336,580	$1,038,131	$831,060

Costs and expenses
Cost of revenue	608,624	670,197	2,034,866	1,665,540
Research and development	311,821	325,305	968,827	850,390
Selling, general and administrative	286,191	283,097	890,799	752,129
Workforce reduction charges	1,270	—	72,879	—
Total cost and expenses	1,207,906	1,278,599	3,967,371	3,268,059

Loss from operations	(857,587)	(942,019)	(2,929,240)	(2,436,999)

Other income (expense), net
Change in fair value of common stock warrant liability	—	444	—	18,627
Change in fair value of equity securities of a related party	(1,226)	916	(10,898)	(8,589)
Change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party)	115,176	(36,375)	225,341	356,800
Gain on extinguishment of debt	—	—	—	116,360
Interest income	11,420	34,643	34,158	131,170
Interest expense (including $44,995 and $6,260 to a related party for the three months ended September 30, 2026 and 2025, and $79,667 and $14,872 for the nine months ended September 30, 2026 and 2025, respectively)	(69,871)	(25,571)	(158,761)	(61,203)
Other expense, net	(29,063)	(10,829)	(53,719)	(4,292)
Total other income (expense), net	26,436	(36,772)	36,121	548,873
Loss before provision for (benefit from) income taxes	(831,151)	(978,791)	(2,893,119)	(1,888,126)
Provision for (benefit from) income taxes	(292)	(363)	935	(4,095)
Net loss	(830,859)	(978,428)	(2,894,054)	(1,884,031)
Accretion of redeemable convertible preferred stock (related party)	(249,911)	(56,121)	(580,298)	(620,869)
Net loss attributable to common stockholders, basic	(1,080,770)	(1,034,549)	(3,474,352)	(2,504,900)
Interest expense on 2026 Notes	—	—	—	4,283
Gain on extinguishment of debt	—	—	—	(116,360)
Net loss attributable to common stockholders, diluted	$(1,080,770)	$(1,034,549)	$(3,474,352)	$(2,616,977)

Weighted-average shares outstanding attributable to common stockholders
Basic	394,598,004	312,166,297	368,570,326	307,177,163
Diluted	394,598,004	312,166,297	368,570,326	307,859,815

Net loss per share attributable to common stockholders
Basic	$(2.74)	$(3.31)	$(9.43)	$(8.15)
Diluted	$(2.74)	$(3.31)	$(9.43)	$(8.50)

Other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax	$121	$684	$(1,416)	$4,529
Reclassification adjustment for realized gains on investments included in net loss	—	—	(5,702)	—
Foreign currency translation adjustments	820	(2,187)	(3,018)	10,683
Total other comprehensive income (loss)	941	(1,503)	(10,136)	15,212
Comprehensive loss	(829,918)	(979,931)	(2,904,190)	(1,868,819)
Accretion of redeemable convertible preferred stock (related party)	(249,911)	(56,121)	(580,298)	(620,869)
Comprehensive loss attributable to common stockholders	$(1,079,829)	$(1,036,052)	$(3,484,488)	$(2,489,688)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three Months Ended September 30, 2026	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	230,000	$2,906,257	394,070,176	$39	$16,636,039	$(20,716)	$615	$(17,673,940)	$(1,057,963)
Net loss	—	—	—	—	—	—	—	(830,859)	(830,859)
Other comprehensive income	—	—	—	—	—	—	941	—	941
Tax withholding payments for net settlement of employee awards	—	—	—	—	(27)	—	—	—	(27)
Issuance of common stock upon vesting of employee RSUs	—	—	2,087,910	1	(1)	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	249,911	—	—	(249,911)	—	—	—	(249,911)
Stock-based compensation	—	—	—	—	42,819	—	—	—	42,819
Balance as of September 30, 2026	230,000	$3,156,168	396,158,086	$40	$16,428,919	$(20,716)	$1,556	$(18,504,799)	$(2,095,000)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	175,000	$1,864,590	307,234,559	$31	$16,231,957	$(20,716)	$14,616	$(13,818,297)	$2,407,591
Net loss	—	—	—	—	—	—	—	(978,428)	(978,428)
Other comprehensive loss	—	—	—	—	—	—	(1,503)	—	(1,503)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(3,060)	—	—	—	(3,060)
Issuance of common stock upon vesting of employee RSUs	—	—	3,153,099	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	61,488	—	626	—	—	—	626
Issuance of common stock under the 2025 Subscription Agreement, net of issuance costs	—	—	13,715,121	1	299,721	—	—	—	299,722
Accretion of redeemable convertible preferred stock (related party)	—	56,121	—	—	(56,121)	—	—	—	(56,121)
Stock-based compensation	—	—	—	—	131,551	—	—	—	131,551
Balance as of September 30, 2025	175,000	$1,920,711	324,164,267	$32	$16,604,674	$(20,716)	$13,113	$(14,796,725)	$1,800,378
(1) The number of shares of common stock has been adjusted for the prior periods presented to reflect the one-for-ten (1:10) reverse stock split effected on August 29, 2025. See Note 2 “Summary of Significant Accounting Policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - continued
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2026	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	175,000	$2,283,490	327,366,062	$33	$16,337,023	$(20,716)	$11,692	$(15,610,745)	$717,287
Net loss	—	—	—	—	—	—	—	(2,894,054)	(2,894,054)
Other comprehensive loss	—	—	—	—	—	—	(10,136)	—	(10,136)
Tax withholding payments for net settlement of employee awards	—	—	—	—	(1,338)	—	—	—	(1,338)
Issuance of common stock upon vesting of employee RSUs	—	—	6,615,972	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,768,507	—	9,833	—	—	—	9,833
Issuance of common stock upon exercise of stock options	—	—	311,391	—	2,785	—	—	—	2,785
Issuance of common stock under the 2026 Underwriting Agreement, net of issuance costs	—	—	36,057,692	4	291,530	—	—	—	291,534
Issuance of common stock under the 2026 Subscription Agreement, net of issuance costs (related party)	—	—	24,038,462	2	199,842	—	—	—	199,844
Issuance of Series C redeemable convertible preferred stock, net of derivative liability (related party)	55,000	292,380	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock (related party)	—	580,298	—	—	(580,298)	—	—	—	(580,298)
Stock-based compensation	—	—	—	—	169,543	—	—	—	169,543
Balance as of September 30, 2026	230,000	$3,156,168	396,158,086	$40	$16,428,919	$(20,716)	$1,556	$(18,504,799)	$(2,095,000)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Nine Months Ended September 30, 2025	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	175,000	$1,299,842	303,136,190	$30	$16,808,291	$(20,716)	$(2,099)	$(12,912,694)	$3,872,812
Net loss	—	—	—	—	—	—	—	(1,884,031)	(1,884,031)
Other comprehensive income	—	—	—	—	—	—	15,212	—	15,212
Tax withholding payments for net settlement of employee awards	—	—	—	—	(12,509)	—	—	—	(12,509)
Issuance of common stock upon vesting of employee RSUs	—	—	6,326,374	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	685,402	—	12,696	—	—	—	12,696
Issuance of common stock upon exercise of stock options	—	—	301,180	—	1,900	—	—	—	1,900
Issuance of common stock under the 2025 Subscription Agreement, net of issuance costs	—	—	13,715,121	1	299,721	—	—	—	299,722
Purchase of capped call options	—	—	—	—	(118,250)	—	—	—	(118,250)
Accretion of redeemable convertible preferred stock (related party)	—	620,869	—	—	(620,869)	—	—	—	(620,869)
Stock-based compensation	—	—	—	—	233,695	—	—	—	233,695
Balance as of September 30, 2025	175,000	$1,920,711	324,164,267	$32	$16,604,674	$(20,716)	$13,113	$(14,796,725)	$1,800,378
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

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,894,054)	$(1,884,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361,163	329,137
Amortization of insurance premium	29,365	27,021
Non-cash operating lease cost	51,482	32,686
Stock-based compensation	144,217	198,889
Inventory and firm purchase commitments write-downs	621,322	518,470
Change in fair value of common stock warrant liability	—	(18,627)
Change in fair value of equity securities of a related party	10,898	8,589
Change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party)	(225,341)	(356,800)
Net accretion of investment discounts/premiums	(1,174)	(21,678)
Gain on extinguishment of debt	—	(116,360)
Other non-cash items	23,261	10,019
Changes in operating assets and liabilities:
Accounts receivable (including $(43,402) and $(25,707) from a related party for the nine months ended September 30, 2026 and 2025, respectively)	(22,530)	(26,523)
Inventory	(768,387)	(1,032,600)
Prepaid expenses	(28,431)	(32,043)
Other assets	(103,418)	(132,786)
Accounts payable	(285,432)	244,328
Other liabilities (including $34,371 and nil from a related party for the nine months ended September 30, 2026 and 2025, respectively)	(73,474)	236,805
Net cash used in operating activities	(3,160,533)	(2,015,504)
Cash flows from investing activities:
Purchases of property, plant and equipment (including $(160,475) and $(125,211) from a related party for the nine months ended September 30, 2026 and 2025, respectively)	(794,065)	(542,722)
Proceeds from maturities of investments (including $50,000 and $15,000 from a related party for the nine months ended September 30, 2026 and 2025, respectively)	201,228	2,413,453
Proceeds from sale of investments	951,125	—
Purchases of investments (including nil and $(30,000) from a related party for the nine months ended September 30, 2026 and 2025, respectively)	(28,571)	(309,557)
Other investing activities	—	1,968
Net cash provided by investing activities	329,717	1,563,142
Cash flows from financing activities:
Proceeds from issuance of common stock under the 2026 Underwriting Agreement	292,500	—
Payments of issuance costs for the 2026 Underwriting Agreement	(966)	—
Proceeds from issuance of common stock under the 2026 Subscription Agreement to a related party	200,000	—
Payments of issuance costs for the 2026 Subscription Agreement	(156)	—
Proceeds from issuance of common stock under the 2025 Subscription Agreement	—	300,000
Payment of issuance costs for the 2025 Subscription Agreement	—	(278)
Proceeds from issuance of Series C redeemable convertible preferred stock to a related party	550,000	—
Payments of issuance costs for Series C redeemable convertible preferred stock	(1,150)	—
Payments of transaction costs for the issuance of 2031 Notes	(1,165)	—
Proceeds from issuance of 2030 Notes	—	1,100,000
Payments of transaction costs for the issuance of 2030 Notes	—	(18,090)
Purchase of capped call options	—	(118,250)
Repurchase of 2026 Notes	—	(931,433)
Proceeds from borrowings from related parties	1,735,994	186,621
Proceeds from exercise of stock options	2,785	1,900
Proceeds from employee stock purchase plan	9,833	12,696
Tax withholding payments for net settlement of employee awards	(1,338)	(12,509)
Payment for finance lease liabilities	(3,716)	(2,422)
Payments for credit facility issuance costs to related parties	(3,750)	(507)
Net cash provided by financing activities	2,778,871	517,728
Net increase (decrease) in cash, cash equivalents, and restricted cash	(51,945)	65,366
Beginning cash, cash equivalents, and restricted cash	1,040,913	1,607,052
Ending cash, cash equivalents, and restricted cash	$988,968	$1,672,418
The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$80,567	$21,352
Cash paid for taxes	$2,688	$3,916

Supplemental disclosure of non-cash investing and financing activity:
Increases in purchases of property, plant and equipment included in accounts payable and other current liabilities	$55,047	$98,517
Property, plant and equipment and right-of-use assets obtained through leases	$54,709	$150,322
Decrease in property, plant, and equipment related to finance lease asset remeasurements	$(79,262)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCID GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026
NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Lucid Group, Inc. (“Lucid”) is a technology company that is setting new standards with the world’s most advanced electric vehicles (“EVs”), the award-winning Lucid Air and Lucid Gravity.
Lucid’s current business activities consist of (i) generating sales from the deliveries and service of vehicles, (ii) research and development efforts to design, engineer and develop high-performance EVs and advanced EV powertrain components, including battery pack systems, (iii) development of the Advanced Manufacturing Plant-1 (“AMP-1”) in Casa Grande, Arizona and Advanced Manufacturing Plant-2 (“AMP-2”) in Saudi Arabia, (iv) expansion of its retail studios and service center capabilities throughout North America and across the globe, (v) building strategic partnerships in an effort to accelerate growth, and (vi) the development of, and strategic partnerships related to, autonomous driving robotaxis programs.
Throughout the notes to the condensed consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Lucid and its subsidiaries.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and the results of operations for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.
On August 29, 2025, the Company effected a reverse stock split of its common stock at a ratio of one-for-ten (1:10) (the “Reverse Stock Split”) and a corresponding reduction of the authorized shares of common stock, as approved by the Company’s board of directors (the “Board of Directors”) and stockholders. The shares of common stock began trading on a reverse split-adjusted basis at market open on September 2, 2025. Unless otherwise noted, the share, per share, and related information in this Quarterly Report on Form 10-Q reflects the effect of the Reverse Stock Split. The share and per share information of the Series A convertible preferred stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”), the Series B convertible preferred stock, par value $0.0001 per share (the “Series B Redeemable Convertible Preferred Stock”), and the Series C convertible preferred stock, par value $0.0001 per share (the “Series C Redeemable Convertible Preferred Stock”) (collectively, the “Redeemable Convertible Preferred Stock”) remained unchanged, except for the information relating to the common stock underlying the Redeemable Convertible Preferred Stock.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Liquidity and Capital Resources
From inception through September 30, 2026, the Company has incurred operating losses and negative cash flows from operating activities. The Company had an accumulated deficit of $18.5 billion as of September 30, 2026. The Company funded operations primarily with issuances of common stock, convertible preferred stock, convertible notes, and loans.

The Company’s existing sources of liquidity include cash, cash equivalents, investments, and unused available credit amounts from credit facilities. As of September 30, 2026, the Company had $948.5 million of cash, cash equivalents, and investments. The Company also had $778.8 million, $263.4 million, and $2.3 million of unused available credit amounts from the DDTL Credit Facility, the ABL Credit Facility, and the 2025 GIB Credit Facility, respectively, as of September 30, 2026. See Note 6 “Debt”, Note 7 “Redeemable Convertible Preferred Stock” and Note 8 “Stockholders’ Equity (Deficit) to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
The Company expects that our current sources of liquidity will provide it with adequate liquidity for at least the next 12 months to fund (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) continued development of AMP-1 in Casa Grande, Arizona and AMP-2 in Saudi Arabia, (iv) vendor tooling, (v) expansion of retail studios and service centers, and (vi) other initiatives related to the sale of vehicles or technology.
Over the longer term, the Company expects that it will require additional capital to support its operations, planned capital expenditures and strategic initiatives. The Company expects to seek additional financing through one or more sources, which may include equity or debt financings, credit facilities or other funding arrangements. The timing and amount of additional financing will depend on a number of factors, including the Company’s operating performance, capital expenditure requirements and market conditions. The Company continues to pursue initiatives intended to improve cash flow and capital efficiency, including actions related to inventory, capital expenditures and operating expenses. These initiatives include aligning production with anticipated demand and actions intended to reduce operating costs.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$930,742	$997,827
Restricted cash included in other current assets	46,629	19,860
Restricted cash included in other noncurrent assets	11,597	23,226
Total cash, cash equivalents, and restricted cash	$988,968	$1,040,913
Accounts Receivable, Net
Accounts receivable consists of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles, sales of powertrain kits, services, and regulatory credits. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. The Company recorded an immaterial allowance for uncollectible amounts as of September 30, 2026 and December 31, 2025.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments, and accounts receivable. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits; however, its deposits exceed federally insured limits. The Company invests in highly rated securities, primarily issued by the U.S. government or liquid money market funds. As of September 30, 2026 and December 31, 2025, accounts receivable from the EV purchase agreement with the Government of Saudi Arabia, a related party of the Public Investment Fund (“PIF”), which is an affiliate of Ayar Third Investment Company, the controlling stockholder of the Company (“Ayar”), as represented by the Ministry of Finance (the “EV Purchase Agreement”), represented 82.2% and 68.0% of the total accounts receivable balance, respectively. See Note 15 “Related Party Transactions” for more information.
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
Vehicle sales revenue is generated from the sale of EVs to customers. The Company generated total vehicle sales revenue of $316.5 million and $931.8 million during the three and nine months ended September 30, 2026, respectively, and $300.8 million and $718.4 million for the same periods in the prior year, respectively. The performance obligations identified in vehicle sale arrangements include delivery of the vehicle equipped with an onboard advanced driver assistance system (“ADAS”), the provision of maintenance services, the remarketing activities, and the right to unspecified OTA software updates as they become available over the term of the basic vehicle warranty, which is generally four years.
Payment is typically received at the time of delivery or shortly after delivery of the vehicle to the customer, except for vehicle sales under the EV Purchase Agreement. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed-upon delivery location or upon pick-up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. Remarketing revenue is recognized at a point in time upon completion or expiration of the remarketing service obligation. Revenue for maintenance services is recognized ratably over the term of the contract, which is generally two years. Payments received before the customer obtains control of the vehicle are recorded within other current liabilities in the condensed consolidated balance sheets.
At the time of revenue recognition, the Company reduces the transaction price and records a sales return reserve against revenue for estimated variable consideration related to future returns. Return rate estimates are based on historical experience and the sales return reserve balance was not material as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company recorded $96.9 million and $87.5 million of total deferred revenue from all vehicle sales related to OTA, maintenance services, and remarketing activities for vehicle sales, respectively. The Company recorded $30.8 million and $30.0 million of the total deferred revenue within other current liabilities and the remaining $66.1 million and $57.5 million within other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. Revenue recognized that was included in the deferred revenue at the beginning of the period was not material during the three and nine months ended September 30, 2026 and 2025.
The Company provides a residual value guarantee to its commercial banking partners in connection with its vehicle leasing program. Related vehicle sales represented approximately 39% and 37% of total revenue during the three and nine months ended September 30, 2026, respectively, and 55% and 54% for the same periods in the prior year, respectively. Under the vehicle leasing program, the Company recognizes revenue when control transfers upon delivery when the consumer-lessee takes physical possession of the vehicle, and bifurcates the RVG at fair value and accounts for it as a reduction to revenue and a guarantee liability. The remaining amount of the transaction price is allocated among the performance obligations. Any fees or incentives that are paid or payable by the Company to commercial banking partners are recognized as a reduction to vehicle sales revenue.

The guarantee liability represents the estimated amount the Company expects to pay at the end of the lease term. The Company is released from residual risk upon either expiration or settlement of the RVG. The Company evaluates variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated RVG liability. RVG liability is assessed subsequently for any changes on a quarterly basis. The Company recorded $146.2 million and $114.0 million of RVG liabilities as of September 30, 2026 and December 31, 2025, respectively, in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. As the Company accumulates more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that the Company could be required to make was $765.1 million and $705.9 million as of September 30, 2026 and December 31, 2025, respectively.
Vehicle Operating Lease Revenue
The Company accounts for sales of vehicles with repurchase obligations as operating leases. The Company sells vehicles primarily to rental companies with an obligation to repurchase the vehicles at an agreed-upon repurchase price. The Company records the difference between the proceeds received and the agreed-upon repurchase price as vehicle leasing revenue on a straight-line basis over the term of the lease. Deferred leasing revenue and repurchase obligation were recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets, and were not material as of September 30, 2026 and December 31, 2025. The operating lease revenue was not material for the three and nine months ended September 30, 2026 and 2025.
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
The Company recorded revenue from sale and leaseback transactions of $0.2 million and $51.2 million during the three and nine months ended September 30, 2026, respectively, and $10.8 million and $55.7 million for the same periods in the prior year, respectively. Operating lease expenses were not material for the three and nine months ended September 30, 2026 and 2025.
Other
Other consists primarily of revenue from non-warranty after-sales vehicle services and parts, sales of battery pack systems, powertrain kits, retail merchandise, regulatory credits, and sales of non-Lucid vehicles acquired as part of the trade-in program. The Company generates regulatory credits revenue from the sale of tradable credits the Company earns under various regulations. This includes credits related to ZEVs and greenhouse gas (“GHG”), and the Corporate Average Fuel Economy (“CAFE”) credits. Regulatory credit revenue totaled $1.1 million and $26.5 million during the three and nine months ended September 30, 2026, and $11.6 million and $61.8 million for the same periods in the prior year, respectively. The revenue from sales of non-Lucid vehicles was not material for the three and nine months ended September 30, 2026 and 2025.
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
Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the Company’s control to be classified as temporary equity. Securities classified in temporary equity are initially measured at fair value and excluding the fair value of bifurcated embedded derivatives. Subsequent measurement of the carrying value of the redeemable convertible preferred stock is required as the instrument is probable of becoming redeemable. The Company accretes the redeemable convertible preferred stock to its redemption value. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

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
NOTE 3 - WORKFORCE REDUCTION
On June 22, 2026, the Company announced a reduction of its U.S. workforce (the “June 2026 Plan”) that was designed to advance the Company’s path toward profitability and positive cash flow generation by streamlining its organizational structure, optimizing operating expenses, and aligning production plans with anticipated demand. The Company substantially completed the June 2026 Plan in the third quarter of 2026.
On February 20, 2026, the Company announced a reduction of its U.S. workforce (the “February 2026 Plan”) that was intended to align with its long-term operating goals as it focuses on the start of production of its Midsize platform, strategic partnerships related to robotaxis programs, and development of ADAS technologies, as well as the sale and distribution of its current models in existing and new geographies. The Company completed the February 2026 Plan during the third quarter of 2026.
On May 24, 2024, the Company announced a plan (the “May 2024 Plan”) intended to optimize operating expenses in response to evolving business needs and productivity improvement through a reduction in workforce. The Company completed the May 2024 Plan during the first quarter of 2025.
During the three and nine months ended September 30, 2026, the Company recorded workforce reduction charges of $1.3 million and $72.9 million, respectively, in the condensed consolidated statements of operations and comprehensive loss. The workforce reduction charges were primarily related to the June 2026 Plan for the three months ended September 30, 2026, and were comprised of $38.2 million and $34.7 million related to the February 2026 Plan and June 2026 Plan, respectively, for the nine months ended September 30, 2026. The workforce reduction charges were primarily related to severance payments, employee benefits, employee transition, and acceleration of stock-based compensation expense.
A summary of accrued liabilities associated with the workforce reduction plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accrued liabilities - beginning of period	$30,132	$—	$—	$267
Workforce reduction charges excluding non-cash items(1)(2)	1,270	—	69,578	—
Cash payments	(29,469)	—	(67,645)	(267)
Accrued liabilities - end of period	$1,933	$—	$1,933	$—
(1) Excluded non-cash items of $4.7 million for the nine months ended September 30, 2026 related to the June 2026 Plan, comprised of the acceleration of stock-based compensation expenses.
(2) Excluded non-cash items of $1.4 million credit for the nine months ended September 30, 2026 related to the February 2026 Plan, which was net of accelerated stock-based compensation expense of $1.9 million and a reversal of $3.3 million related to previously recognized stock-based compensation expenses for unvested restricted stock awards.

As of September 30, 2026, the accrued liabilities of $1.9 million associated with the June 2026 Plan were included in other current liabilities on the condensed consolidated balance sheet.

NOTE 4 – BALANCE SHEETS COMPONENTS
Inventory
Inventory as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$483,523	$479,754
Work in progress	204,297	146,575
Finished goods	534,672	483,200
Total Inventory	$1,222,492	$1,109,529
Inventory as of September 30, 2026 and December 31, 2025 was comprised of raw materials, work in progress related to the production of vehicles for sale and semi knocked-down (“SKD”) units for final assembly in Saudi Arabia, and finished goods inventory including new vehicles available for sale, vehicles in transit to fulfill customer orders, and used vehicles which the Company intends to sell. The Company recorded write-downs of $94.5 million and $632.0 million for the three and nine months ended September 30, 2026, respectively, and $192.1 million and $528.5 million for the same periods in the prior year, respectively, to reduce its inventories to their net realizable values and for any excess or obsolete inventories, as well as losses from firm purchase commitments (“LCNRV”).
Property, plant and equipment, net
Property, plant and equipment, net as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	September 30, 2026	December 31, 2025
Land and land improvements	$37,189	$70,967
Building and improvements(1)	1,103,579	1,099,186
Machinery, tooling and vehicles(2)(3)	2,406,032	2,363,263
Computer equipment and software	163,680	140,419
Leasehold improvements	330,734	304,609
Furniture and fixtures	60,854	57,921
Finance leases	113,647	193,137
Construction in progress	1,708,374	970,960
Total Property, plant and equipment	5,924,089	5,200,462
Less accumulated depreciation and amortization	(1,549,228)	(1,222,330)
Property, plant and equipment, net	$4,374,861	$3,978,132
(1) As of September 30, 2026 and December 31, 2025, $127.5 million of capital expenditure support received from Ministry of Investment of Saudi Arabia (“MISA”) was recorded as a deduction to the AMP-2 building balance. See Note 15 “Related Party Transactions” for more information.
(2) Included $27.6 million and $47.2 million of service loaner vehicles as of September 30, 2026 and December 31, 2025, respectively.
(3) Included $33.0 million and $33.7 million of operating lease vehicles sold to rental companies as of September 30, 2026 and December 31, 2025, respectively.

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

	September 30, 2026	December 31, 2025
Machinery and tooling	$799,787	$418,426
Construction of AMP-1 and AMP-2(1)	860,775	512,502
Leasehold improvements and other	47,812	40,032
Total construction in progress	$1,708,374	$970,960
(1) As of September 30, 2026 and December 31, 2025, $67.3 million of capital expenditure support received from MISA was recorded as a deduction to the AMP-2 facility construction in progress balance. See Note 15 “Related Party Transactions” for more information.
Depreciation and amortization expense was $122.5 million and $361.2 million for the three and nine months ended September 30, 2026, respectively, and $120.1 million and $329.1 million for the same periods in the prior year, respectively. The amount of interest capitalized on construction in progress related to significant capital asset constructions was not material for the three and nine months ended September 30, 2026 and 2025.
Other current liabilities
Other current liabilities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Capital expenditures accrual	$230,046	$234,313
Accrued compensation	169,279	155,906
Accrued warranty	82,005	58,765
Engineering, design, and testing accrual	72,102	56,237
Accrued purchases(1)	68,776	183,330
Reserve for loss on firm inventory purchase commitments	66,304	131,904
Accrued interest	65,591	29,841
Operating lease liabilities, current portion	63,318	64,171
Tooling liability	57,183	35,138
RVG liabilities	51,072	55,448
Deferred revenue(2)	30,825	29,950
Third-party services accrual	28,181	72,083
Sales incentive accrual	24,706	34,626
Retail leasehold improvements accrual	3,668	5,804
Other current liabilities	219,661	245,125
Total other current liabilities	$1,232,717	$1,392,641
(1) Primarily represent accruals for inventory related purchases and transportation charges that had not been invoiced.
(2) Represent deferred revenue from vehicle sales primarily related to OTA and remarketing activities.

Other long-term liabilities
Other long-term liabilities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating lease liabilities, net of current portion	$227,509	$225,434
Other long-term liabilities(1)(2)	444,349	357,305
Total other long-term liabilities	$671,858	$582,739
(1) As of September 30, 2026 and December 31, 2025, $114.8 million of deferred revenue was recorded within other long-term liabilities in the condensed consolidated balance sheets, in connection with the strategic technology and supply arrangement, and integration and supply arrangements with Aston Martin Lagonda Global Holdings plc (together with its subsidiaries, “Aston Martin”). See Note 15 “Related Party Transactions” for more information.
(2) Included accrued warranty balance of $110.5 million and $93.4 million as of September 30, 2026 and December 31, 2025, respectively.
Accrued warranty
Accrued warranty activities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accrued warranty - beginning of period(2)	$173,410	$124,391	$152,201	$112,478
Warranty costs incurred	(11,343)	(7,990)	(27,417)	(23,349)
Provision for warranty(1)	30,442	17,478	67,725	44,750
Accrued warranty - end of period(2)	$192,509	$133,879	$192,509	$133,879
(1) Provision for warranty for the three and nine months ended September 30, 2026 and 2025 included estimated costs related to the recalls identified and/or special campaigns to repair or replace items under warranties.
(2) Accrued warranty balance of $82.0 million and $58.8 million was recorded within other current liabilities, and $110.5 million and $93.4 million was recorded within other long-term liabilities, in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
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

The following table sets forth the Company’s financial assets subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments
Cash	$408,157	$—	$—	$408,157	$408,157	$—
Level 1:
Money market funds	393,611	—	—	393,611	393,611	—
U.S. Treasury securities	115,417	—	(14)	115,403	115,403	—
Subtotal	509,028	—	(14)	509,014	509,014	—
Level 2:
Certificates of deposit	6,803	—	(16)	6,787	2,000	4,787
Commercial paper	11,572	—	(1)	11,571	11,571	—
Subtotal	18,375	—	(17)	18,358	13,571	4,787
Total	$935,560	$—	$(31)	$935,529	$930,742	$4,787

	December 31, 2025
					Reported As:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-Term Investments	Long-Term Investments
Cash	$762,077	$—	$—	$762,077	$762,077	$—	$—
Level 1:
Money market funds	235,750	—	—	235,750	235,750	—	—
U.S. Treasury securities	575,159	3,655	—	578,814	—	398,011	180,803
Subtotal	810,909	3,655	—	814,564	235,750	398,011	180,803
Level 2:
Time deposits(1)	65,000	—	—	65,000	—	65,000	—
Corporate debt securities	471,819	3,442	—	475,261	—	168,082	307,179
Subtotal	536,819	3,442	—	540,261	—	233,082	307,179
Total	$2,109,805	$7,097	$—	$2,116,902	$997,827	$631,093	$487,982
(1) Included $50.0 million of time deposits with Gulf International Bank (“GIB”) in short-term investments. GIB is a related party of the PIF, which is an affiliate of Ayar. See Note 15 “Related Party Transactions” for more information.
During the three and nine months ended September 30, 2026, the Company recorded realized gains of nil and $5.7 million on the sale of available-for-sale securities, respectively, and immaterial realized gains for the same periods in the prior year. Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities was immaterial and $13.1 million as of September 30, 2026 and December 31, 2025, respectively, and was recorded in other current assets on its condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.
The following table summarizes our available-for-sale securities by contractual maturity:

	September 30, 2026
	Amortized cost	Estimated Fair Value
Within one year	$4,803	$4,787

On November 6, 2023, the Company received 28,352,273 ordinary shares of Aston Martin with an initial fair value of $73.2 million. The Company remeasured the shares and recorded fair values of $13.0 million and $24.3 million within long-term investments in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. These equity securities are publicly traded stocks (where shares are denominated in GBP) measured at fair value on a recurring basis and classified within level 1 in the fair value hierarchy. The Company recognized unrealized losses of $1.2 million and $10.9 million during the three and nine months ended September 30, 2026, respectively, and an unrealized gain of $0.9 million and an unrealized loss of $8.6 million for the same periods in the prior year, respectively, in change of fair value of equity securities of a related party in the condensed consolidated statement of operations and comprehensive loss. The Company also recognized an unrealized foreign currency loss of nil and $0.4 million during the three and nine months ended September 30, 2026, respectively, and an unrealized foreign currency loss of $0.6 million and an unrealized foreign currency gain of $2.2 million for the same periods in the prior year, respectively, related to these equity securities in other expense, net in the condensed consolidated statement of operations and comprehensive loss. See Note 15 “Related Party Transactions” for more information.
Level 3 liabilities consist of the common stock warrant liability and the derivative liabilities associated with the Redeemable Convertible Preferred Stock, of which the fair values were measured upon issuance of the private placement warrants and the Redeemable Convertible Preferred Stock and are remeasured at each reporting period. The valuation methodology and underlying assumptions for the Redeemable Convertible Preferred Stock are discussed further in Note 7 “Redeemable Convertible Preferred Stock”. The fair value of the common stock warrant liability was nil as of December 31, 2025, and the common stock warrants subsequently expired in July 2026. Level 3 liabilities also consist of residual value guarantee liabilities, of which the fair value is measured initially upon delivery of vehicles and assessed subsequently for any changes on a quarterly basis. Significant changes in the unobservable inputs used in determining the fair value would result in significant changes to the fair value measurement.
The following tables present a reconciliation of the common stock warrant liability and derivative liabilities associated with the Redeemable Convertible Preferred Stock measured and recorded at fair value on a recurring basis (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Series A Derivative Liability	Series B Derivative Liability	Series C Derivative Liability	Series A Derivative Liability	Series B Derivative Liability	Series C Derivative Liability
Fair value-beginning of period	$700	$375	$162,580	$10,800	$5,400	$—
Issuance	—	—	—	—	—	115,390
Change in fair value	(686)	(365)	(114,125)	(10,786)	(5,390)	(66,935)
Fair value-end of period	$14	$10	$48,455	$14	$10	$48,455

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Series A Derivative Liability	Series B Derivative Liability	Common Stock Warrant Liability	Series A Derivative Liability	Series B Derivative Liability	Common Stock Warrant Liability
Fair value-beginning of period	$155,200	$91,050	$1,331	$408,800	$230,625	$19,514
Change in fair value	29,100	7,275	(444)	(224,500)	(132,300)	(18,627)
Fair value-end of period	$184,300	$98,325	$887	$184,300	$98,325	$887
NOTE 6 – DEBT

The carrying value of the Company’s debt as of September 30, 2026 and December 31, 2025 was as follows (in millions):

	September 30, 2026	December 31, 2025
2026 Notes	$204.1	$203.7
2030 Notes	1,086.8	1,084.2
2031 Notes	963.7	962.4
GIB credit facility	503.4	468.0
DDTL credit facility	1,690.9	—
Total debt	4,448.9	2,718.3
Current portion of debt	(707.5)	(671.7)
Debt, net of current portion	$3,741.4	$2,046.6

Convertible Senior Notes
The Company accounted for the issuances of the 1.25% convertible senior notes due 2026 (the “2026 Notes”), the 5.00% convertible senior notes due in April 2030 (the “2030 Notes”), and the 7.00% convertible senior notes due in November 2031 (the “2031 Notes”) as single liabilities measured at its respective amortized cost, as no embedded features require bifurcation and recognition as derivatives. It determined the fair value of the Convertible Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The following table sets forth a summary of the 2026 Notes, the 2030 Notes, and the 2031 Notes as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$204.3	$(0.2)	$204.1	$196.6
2030 Notes	1,100.0	(13.2)	1,086.8	382.2
2031 Notes	975.0	(11.3)	963.7	485.8
Total convertible senior notes	$2,279.3	$(24.7)	$2,254.6	$1,064.6

	December 31, 2025
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Fair Value
2026 Notes	$204.3	$(0.6)	$203.7	$189.7
2030 Notes	1,100.0	(15.8)	1,084.2	655.9
2031 Notes	975.0	(12.6)	962.4	775.1
Total convertible senior notes	$2,279.3	$(29.0)	$2,250.3	$1,620.7

The effective interest rate for the 2026 Notes, the 2030 Notes, and the 2031 Notes is 1.5%, 5.4%, and 7.3%, respectively. The components of interest expense related to the 2026 Notes, the 2030 Notes, and the 2031 Notes were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest	$31.5	$16.8	$94.4	$39.0
Amortization of debt discounts and debt issuance costs	1.4	1.5	4.3	4.2
Interest expense	$32.9	$18.3	$98.7	$43.2
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
On or after September 15, 2026, the 2026 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2026 Notes who convert the 2026 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2026 Notes, or in connection with a redemption may be entitled to an increase in the conversion rate. There were no conversions during the three months ended September 30, 2026. The 2026 Notes were not eligible for conversion as of December 31, 2025. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically. As of September 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2026 Notes.
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
The 2030 Notes were not eligible for conversion as of September 30, 2026 and December 31, 2025. No sinking fund is provided for the 2030 Notes, which means that the Company is not required to redeem or retire them periodically. As of September 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2030 Notes.
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
The Capped Call Transactions were separate transactions, entered into by the Company with certain financial institutions, and were not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Transactions. The Company recorded the Capped Call Transactions as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, with no remeasurement in subsequent periods as they meet the conditions for equity classification.

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
The 2031 Notes were not eligible for conversion as of September 30, 2026 and December 31, 2025. No sinking fund is provided for the 2031 Notes, which means that the Company is not required to redeem or retire them periodically. As of September 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the indentures governing the 2031 Notes.
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

The Company is not a party to the prepaid forward transactions. In connection with Ayar agreeing to enter into and fund the prepaid forward transactions, the Company has agreed to pay a periodic cash fee to Ayar, which shall initially accrue at a rate of 0.5% per annum on the amount of the prepaid forward transactions and be recalculated to reflect any early settlement of the prepaid forward transactions. The periodic fee incurred associated with the prepaid forward transactions was not material for the three and nine months ended September 30, 2026 and 2025.
SIDF Loan Agreement
On February 27, 2022, Lucid LLC, a limited liability company established in Saudi Arabia and a subsidiary of the Company (“Lucid LLC”) entered into a loan agreement (as subsequently amended, the “SIDF Loan Agreement”) with Saudi Industrial Development Fund (“SIDF”), a related party of the PIF, which is an affiliate of Ayar. Under the SIDF Loan Agreement, SIDF has committed to provide loans (the “SIDF Loans”) to Lucid LLC in an aggregate principal amount of up to SAR 5.19 billion (approximately $1.4 billion); provided that SIDF may reduce the availability of SIDF Loans under the facility in certain circumstances. SIDF Loans will be subject to repayment in semi-annual installments in amounts ranging from SAR 25 million (approximately $6.7 million) to SAR 350 million (approximately $93.2 million). SIDF Loans will be used to finance certain costs in connection with the development and construction of AMP-2. Lucid LLC may repay SIDF Loans earlier than the maturity date without penalty. Obligations under the SIDF Loan Agreement do not extend to the Company or any of its other subsidiaries.
SIDF Loans will not bear interest. Instead, Lucid LLC will be required to pay SIDF service fees, consisting of follow-up and technical evaluation fees, ranging, in aggregate, from SAR 415 million (approximately $110.5 million) to SAR 1.77 billion (approximately $471.4 million), over the term of the SIDF Loans. SIDF Loans will be secured by security interests in the equipment, machines and assets funded thereby.
The SIDF Loan Agreement contains certain restrictive financial covenants and imposes annual caps on Lucid LLC’s payment of dividends, distributions of paid-in capital, or certain capital expenditures. The SIDF Loan Agreement also defines customary events of default, including abandonment of or failure to commence operations at the plant in the King Abdullah Economic City (“KAEC”), and drawdowns under the SIDF Loan Agreement are subject to certain conditions precedent. As of September 30, 2026 and December 31, 2025, no amount was outstanding under the SIDF Loan Agreement.
GIB Facility Agreement
On April 29, 2022, Lucid LLC entered into a revolving credit facility agreement (the “GIB Facility Agreement”) with GIB, maturing on February 28, 2025. GIB is a related party of the PIF, which is an affiliate of Ayar. The GIB Facility Agreement provided for two committed revolving credit facilities in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million). On March 12, 2023, Lucid LLC entered into the 2023 Amended GIB Facility Agreement to combine the two committed revolving credit facilities into a committed SAR 1.0 billion (approximately $266.1 million) revolving credit facility (“2023 GIB Credit Facility”) which may be used for general corporate purposes.
On February 24, 2025, Lucid LLC entered into the 2025 GIB Credit Facility maturing on February 24, 2028 to increase the credit facility committed amount from SAR 1.0 billion (approximately $266.1 million) to SAR 1.9 billion (approximately $506.0 million). Loans under the 2025 GIB Credit Facility may be used for general corporate purposes, have a maturity of no more than 12 months, and bear interest at a rate of 1.40% per annum over SAIBOR (based on the term of borrowing) and associated fees. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the 2025 GIB Credit Facility. Commitments under the 2025 GIB Credit Facility will terminate, and all amounts then outstanding thereunder would become payable, on the maturity date of the 2025 GIB Credit Facility.
The commitment fees for the three and nine months ended September 30, 2026 and 2025 were not material. The 2025 GIB Credit Facility contains certain conditions precedent to drawdowns, representations and warranties and covenants of Lucid LLC and events of default.
As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings of SAR 1,890.0 million (approximately $503.4 million) and SAR 1,755.0 million (approximately $468.0 million), respectively. The outstanding borrowings were recorded within current portion of debt in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings was 6.27% and 6.44% as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, availability under the GIB credit facility was SAR 8.7 million (approximately $2.3 million) and SAR 143.5 million (approximately $38.3 million), respectively, after giving effect to the outstanding letters of credit. The Company recorded interest expense of SAR 30.2 million (approximately $8.1 million) and SAR 89.6 million (approximately $23.9 million) during the three and nine months ended September 30, 2026, respectively, and SAR 18.7 million (approximately $5.0 million) and SAR 41.6 million (approximately $11.1 million) for the same periods in the prior year, respectively. As of September 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the GIB credit facility.

ABL Credit Facility
In June 2022, the Company entered into a five-year senior secured asset-based revolving credit facility (“ABL Credit Facility”) with a syndicate of banks that may be used for working capital and general corporate purposes. The ABL Credit Facility provides for an initial aggregate principal commitment amount of up to $1.0 billion (including a $350.0 million letter of credit subfacility and a $100.0 million swingline loan subfacility) and has a stated maturity date of June 9, 2027. Borrowings under the ABL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the ABL Credit Facility. In June 2024, the Company amended the ABL Credit Facility to update the Canadian reference rate. Availability under the ABL Credit Facility is subject to the value of eligible assets in the borrowing base and is reduced by outstanding loan borrowings and issuances of letters of credit which bear customary letter of credit fees. Subject to certain terms and conditions, the Company may request one or more increases in the amount of credit commitments under the ABL Credit Facility in an aggregate amount up to the sum of $500.0 million plus certain other amounts. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unutilized portion of the ABL Credit Facility.
The ABL Credit Facility contains customary covenants that limit the ability of the Company and the ability of its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The ABL Credit Facility also includes a minimum liquidity covenant which, at the Company’s option following satisfaction of certain pre-conditions, may be replaced with a springing, minimum fixed charge coverage ratio financial covenant, in each case on terms set forth in the credit agreement governing the ABL Credit Facility. As of September 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the ABL Credit Facility.
As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the ABL Credit Facility. Outstanding letters of credit under the ABL Credit Facility were $135.5 million and $104.1 million as of September 30, 2026 and December 31, 2025, respectively. Availability under the ABL Credit Facility was $407.6 million (consisting of $263.4 million of unused credit availability and $144.2 million cash and cash equivalents) and $596.0 million (consisting of $396.8 million of unused credit availability and $199.2 million cash and cash equivalents) as of September 30, 2026 and December 31, 2025, respectively, after giving effect to the borrowing base and the outstanding letters of credit. The Company incurred issuance costs of $6.3 million to obtain the ABL Credit Facility, which was capitalized within other noncurrent assets in the condensed consolidated balance sheets and amortized over the facility term using the straight-line method. Commitment fee and amortization of the deferred issuance costs were $0.9 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.7 million for the same periods in the prior year, respectively.
DDTL Credit Facility
In August 2024, the Company entered into a five-year unsecured delayed draw term loan credit facility (the “DDTL Credit Facility”) with Ayar, that may be used for working capital and general corporate purposes. The DDTL Credit Facility provides for a delayed draw term loan credit facility in an aggregate principal amount of $750.0 million and has a stated maturity date of August 4, 2029. Borrowings under the DDTL Credit Facility bear interest at the applicable interest rates specified in the credit agreement governing the DDTL Credit Facility.
In November 2025, the Company increased the aggregate principal amount of the DDTL Credit Facility from $750.0 million to $1.98 billion. In April 2026, the Company borrowed $500.0 million under the DDTL Credit Facility. In April 2026, the Company also entered into Amendment No. 2 to Credit Agreement (the “DDTL Amendment”), pursuant to which the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $500.0 million, such that, after giving effect to such increase, the aggregate sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $2.48 billion. The Company is required to pay a quarterly undrawn fee of 0.50% per annum based on the unutilized portion of the DDTL Credit Facility. In July 2026 and August 2026, the Company borrowed an additional $800.0 million and $400.0 million, respectively, under the DDTL Credit Facility.
The DDTL Credit Facility contains customary covenants that limit the ability of the Company and the ability of its restricted subsidiaries to, among other activities, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of certain assets, consummate acquisitions or other investments, prepay certain debt, engage in sale and leaseback transactions or consummate mergers and other fundamental changes. The DDTL Credit Facility included a minimum liquidity covenant, which was eliminated under the DDTL Amendment. The DDTL Amendment also removed the requirement that the Company fully utilize the borrowing availability under the ABL Credit Facility prior to making borrowings under the DDTL Credit Facility. As of September 30, 2026 and December 31, 2025, the Company was in compliance with applicable covenants under the DDTL Credit Facility.

As of September 30, 2026 and December 31, 2025, the Company had an outstanding principal balance of $1,690.9 million and nil, respectively, under the DDTL Credit Facility. The outstanding principal balance was recorded within debt, net of current portion in the condensed consolidated balance sheet. In October 2026, the Company also elected to capitalize interest accrued on the outstanding borrowings under the DDTL Credit Facility by increasing the outstanding principal balance, resulting in a $34.4 million increase in the outstanding principal balance related to the interest accrued as of September 30, 2026. The weighted average interest rate on the outstanding principal amount was 9.59% as of September 30, 2026. As of September 30, 2026 and December 31, 2025, availability under the DDTL credit facility was $778.8 million and $1,980.0 million, respectively. The Company recorded interest expense of $34.4 million and $46.3 million during the three and nine months ended September 30, 2026, and nil for the same periods in the prior year.
The Company incurred issuance costs of $6.2 million to obtain the DDTL Credit Facility during the year ended December 31, 2024, which was capitalized within other noncurrent assets in the condensed consolidated balance sheet and amortized over the facility term using the straight-line method. The Company incurred issuance costs of $9.2 million and $3.8 million to increase the aggregate delayed draw term commitment of the DDTL Credit Facility during the year ended December 31, 2025, and during the nine months ended September 30, 2026, respectively. These costs were capitalized within other noncurrent assets in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, the Company reclassified $7.2 million and $10.0 million of the issuance costs and recorded it as an adjustment to the principal amount of the $500.0 million borrowed in April 2026, $800.0 million borrowed in July 2026 and $400.0 million borrowed in August 2026 within debt, net of current portion in the condensed consolidated balance sheet. The issuance costs recorded within other noncurrent assets and debt, net of current portion are amortized over the remaining term of the facility using the straight-line method.
Commitment fee, amortization of the deferred issuance costs and amortization of the adjustment to the outstanding borrowings were $2.5 million and $9.5 million for the three and nine months ended September 30, 2026, and $1.3 million and $3.8 million for the same periods in the prior year.
NOTE 7 – REDEEMABLE CONVERTIBLE PREFERRED STOCK
In March 2024, the Company entered into a subscription agreement (the “Series A Subscription Agreement”) with Ayar, pursuant to which Ayar purchased from the Company 100,000 shares of the Series A Redeemable Convertible Preferred Stock for an aggregate purchase price of $1.0 billion in a private placement. The Company received aggregate net proceeds of $997.6 million. In August 2024, the Company entered into a subscription agreement (the “Series B Subscription Agreement”) with Ayar, pursuant to which Ayar purchased from the Company 75,000 shares of the Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of $750.0 million in a private placement. The Company received aggregate net proceeds of $749.4 million.
On April 14, 2026, the Company entered into a subscription agreement (the “Series C Subscription Agreement”) with Ayar, pursuant to which Ayar purchased from the Company 55,000 shares of the Series C Redeemable Convertible Preferred Stock for an aggregate purchase price of $550.0 million in a private placement. Subsequently, on April 28, 2026, the Company issued the shares to Ayar pursuant to the Series C Subscription Agreement and received aggregate net proceeds of $548.9 million. Due to the decrease in the Company’s stock price from April 14, 2026 to April 28, 2026, the Company determined the fair value of the Series C Subscription Agreement to be $292.4 million on the issuance date excluding the fair value of the derivative liability. As a result, the Company recognized a gain of $142.2 million during the nine months ended September 30, 2026. The valuation models and assumptions used to value the contract are consistent with the models described below with respect to the valuation of the embedded derivative for the Series C Redeemable Convertible Preferred Stock.
The shares of the Series A Redeemable Convertible Preferred Stock, the Series B Redeemable Convertible Preferred Stock and the Series C Redeemable Convertible Preferred Stock were issued pursuant to the certificate of designations of Series A Redeemable Convertible Preferred Stock (the “Series A Certificate of Designations”), the certificate of designations of the Series B Redeemable Convertible Preferred Stock (the “Series B Certificate of Designations”) and the certificate of designations of the Series C Redeemable Convertible Preferred Stock (the “Series C Certificate of Designations”) (collectively the “Certificate of Designations”), respectively. Pursuant to the respective purchase agreements, Ayar has agreed, with certain exceptions, that without prior written consent of the Company, it will not sell or transfer the Redeemable Convertible Preferred Stock during the twelve months after the date of the closing of the respective private placement.
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

Liquidation Preference: Upon a liquidation, dissolution or winding up of the Company, each holder of shares of the Redeemable Convertible Preferred Stock (“Holder”) will be entitled to receive, with respect to each share of then-outstanding Redeemable Convertible Preferred Stock, out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the greater of (a) an amount per share of the Redeemable Convertible Preferred Stock as of the date of such liquidation, dissolution or winding up equal to (i) the per share Accrued Value as of the relevant date multiplied by (ii) the relevant percentage (the product of (i) and (ii), the “Minimum Consideration”); and (b) the amount that such Holder would have received with respect to such share of the Redeemable Convertible Preferred Stock if all shares of the Redeemable Convertible Preferred Stock had been converted at their Accrued Value into shares of common stock on the business day immediately prior to the date of such liquidation, dissolution or winding up. As of September 30, 2026 and December 31, 2025, the liquidation preference of the Series A Redeemable Convertible Preferred Stock was $1,534.8 million and $1,350.4 million, respectively. As of September 30, 2026 and December 31, 2025, the liquidation preference of the Series B Redeemable Convertible Preferred Stock was $1,078.0 million and $949.2 million, respectively. As of September 30, 2026, the liquidation preference of the Series C Redeemable Convertible Preferred Stock was $591.9 million.
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
While the Redeemable Convertible Preferred Stock is callable after five years at the Company’s option, the Redeemable Convertible Preferred Stock is considered redeemable at the option of Ayar and was classified as mezzanine equity, because it holds majority voting power of the Company.
The Company accretes the Redeemable Convertible Preferred Stock to its redemption value, which is the greater of (a) the Minimum Consideration and (b) an amount equal to the value that such Holder would have received if it had converted its shares of the Redeemable Convertible Preferred Stock into shares of common stock as of the Redemption Date. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period. The Company recorded accretion of $65.3 million and $195.1 million related to the Series A Redeemable Convertible Preferred Stock during the three and nine months ended September 30, 2026, respectively, and $25.3 million and $379.9 million for the same periods in the prior year, respectively. The Company recorded accretion of $45.5 million and $134.2 million related to the Series B Redeemable Convertible Preferred Stock during the three and nine months ended September 30, 2026, respectively, and $30.8 million and $241.0 million for the same periods in the prior year, respectively. The Company recorded accretion of $139.1 million and $251.0 million related to the Series C Redeemable Convertible Preferred Stock during the three and nine months ended September 30, 2026, respectively.
Accretion of the Redeemable Convertible Preferred Stock was reflected as adjustments to additional paid-in capital in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The carrying value of the Series A Redeemable Convertible Preferred Stock was $1,534.7 million and $1,339.6 million as of September 30, 2026 and December 31, 2025, respectively. The carrying value of the Series B Redeemable Convertible Preferred Stock was $1,078.0 million and $943.8 million as of September 30, 2026 and December 31, 2025, respectively. The carrying value of the Series C Redeemable Convertible Preferred Stock was $543.4 million as of September 30, 2026.
The Company assessed the above features to determine whether any features are required to be bifurcated and separately accounted for as an embedded feature. The Company concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meet all the requirements to be separately accounted for as a bifurcated derivative. As a result, the Company bifurcated the Redeemable Convertible Preferred Stock between (i) the host contracts which are accounted for within mezzanine equity as described above, and (ii) the bifurcated derivative liabilities related to the conversion features. The proceeds from issuance were first allocated to the fair value of the bifurcated derivatives with the residual being allocated to the host contracts. The bifurcated derivatives are remeasured to fair value at each reporting period with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.
As of September 30, 2026, the Company remeasured the derivative liabilities for the Redeemable Convertible Preferred Stock to a fair value of $48.5 million, primarily related to Series C Redeemable Convertible Preferred Stock. As of December 31, 2025, the Company remeasured the derivative liabilities to a fair value of $16.2 million, comprising of $10.8 million related to Series A Redeemable Convertible Preferred Stock and $5.4 million related to Series B Redeemable Convertible Preferred Stock. The Company recognized gains of $115.2 million and $83.1 million for the three and nine months ended September 30, 2026, respectively, and a loss of $36.4 million and a gain of $356.8 million for the same periods in the prior year, respectively, in change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss.
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

The level 3 fair value inputs used in the valuation of the derivative liabilities associated with the Redeemable Convertible Preferred Stock were as follows:

	September 30, 2026			December 31, 2025
	Series A Derivative Liability	Series B Derivative Liability	Series C Derivative Liability	Series A Derivative Liability	Series B Derivative Liability
Volatility	40.0%	40.0%	40.0%	40.0%	40.0%
Credit spread	35.9%	35.9%	35.9%	23.9%	23.9%
Stock price	$4.07	$4.07	$4.07	$10.57	$10.57
Term (in years)	2.5	2.9	4.6	3.2	3.6
Risk-free rate	4.9%	4.9%	5.0%	3.5%	3.6%
NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
In July 2025, the Company entered into a Vehicle Production Agreement (the “First VPA”) with Uber Technologies, Inc. (“Uber”) and a subscription agreement (the “2025 Subscription Agreement”) with SMB Holding Corporation (“SMB”), a subsidiary of Uber. Under the First VPA, Uber and its designated fleet operators agreed to purchase a minimum commitment of 20,000 Lucid Gravity vehicles that would be modified to include certain autonomous driving hardware and other features (the “Lucid Gravity Plus vehicles”). Under the 2025 Subscription Agreement, the Company agreed to issue and SMB agreed to purchase, in a private placement, the Company’s common stock equal to (i) $300.0 million in cash divided by (ii) an amount equal to the arithmetic average of the daily volume-weighted average price of the common stock over a period of 30 consecutive trading days ending on, and including, July 15, 2025. In September 2025, the Company and SMB entered into an amendment to the 2025 Subscription Agreement to reflect the adjustments made to the number of placement shares and purchase price per placement share therein due to the Reverse Stock Split. The Company also consummated the private placement of shares to SMB and issued 13,715,121 shares at a price per share of $21.87, for aggregate net proceeds of $299.7 million after deducting issuance costs of $0.3 million in September 2025.
In April 2026, the Company entered into a Second Vehicle Production Agreement (as amended by the Amendment No. 1 to the Second Vehicle Production Agreement dated July 10, 2026, the “Second VPA”, together with the First VPA, the “VPAs”) with Uber and a subscription agreement (the “2026 Subscription Agreement”) with SMB. Under the Second VPA, Uber and its designated fleet operators agreed to purchase a minimum commitment (the “Minimum Quantity Guarantee”) of 25,000 Lucid Midsize platform vehicles for use as robotaxis that would be modified to include certain autonomous driving hardware and other features (the “Lucid Midsize Plus vehicles”) over a six-year period following the start of production. Start of production of Lucid Midsize Plus vehicles is targeted to occur in late 2028. Pursuant to the offset provisions under the First VPA the Company entered into with Uber in July 2025, the Minimum Quantity Guarantee increased the aggregate number of Lucid Gravity Plus and Lucid Midsize Plus vehicles Uber is committed to purchase to at least 35,000 units. Under the 2026 Subscription Agreement, the Company agreed to issue and SMB agreed to purchase, in a private placement, $200.0 million of its common stock. The Company also consummated the private placement of shares to SMB and issued 24,038,462 shares at a price per share of $8.32, for aggregate net proceeds of $199.8 million after deducting issuance costs of $0.2 million in April 2026.
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
In April 2026, the Company entered into an underwriting agreement (the “2026 Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), under which the Underwriter agreed to purchase 36,057,692 shares of the Company’s common stock. In April 2026, the Company issued the shares to the Underwriter pursuant to the 2026 Underwriting Agreement at a price per share of $8.11, and received aggregate net proceeds of $291.5 million after deducting issuance costs of $1.0 million.
Issuance costs incurred were recorded as a reduction of the gross proceeds received from the equity offerings within additional paid-in capital in the condensed consolidated balance sheets.
Treasury Stock
During the year ended December 31, 2021, the Company repurchased an aggregate of 85,782 shares of its common stock, including 71,274 shares from certain employees and 14,508 shares from board of directors of the Company’s predecessor, Atieva, Inc. at $241.50 per share. No common stock was repurchased during the three and nine months ended September 30, 2026 and 2025.

Common Stock Reserved for Issuance
The Company’s common stock reserved for future issuances as of September 30, 2026 was as follows:

September 30, 2026
Stock options outstanding	2,426,176
Restricted stock units outstanding	13,655,828
Shares available for future grants under equity plans	24,179,480
If-converted common shares from 2026 Notes	372,950
If-converted common shares from 2030 Notes	36,666,630
If-converted common shares from 2031 Notes	46,846,313
If-converted common shares from Series A redeemable convertible preferred stock	34,771,910
If-converted common shares from Series B redeemable convertible preferred stock	20,695,193
If-converted common shares from Series C redeemable convertible preferred stock	52,813,647
Total shares of common stock reserved	232,428,127
NOTE 9 – STOCK-BASED AWARDS
Stock Options
A summary of stock option activities, excluding performance-based stock options (“PSOs”), for the nine months ended September 30, 2026 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (in thousands)
Balance as of December 31, 2025	2,030,874	$19.09	3.98	$2,918
Options exercised	(311,391)	8.91
Options canceled/forfeited	(293,307)	40.02
Balance as of September 30, 2026	1,426,176	$17.00	3.07	$—
Options vested and exercisable as of September 30, 2026	1,404,425	$16.23	3.05	$—
As of September 30, 2026, unrecognized stock-based compensation cost related to outstanding unvested stock options, excluding PSOs, that are expected to vest was $0.7 million, and is expected to be recognized over a weighted-average period of 0.8 years.
In April 2026, the Company granted 1,000,000 shares of PSOs to its current CEO. These PSOs have a contractual term of 10 years from the date of grant. These awards are subject to both market capitalization targets and time-based vesting conditions during a 5-year performance period commencing on the date of grant, and are subject to the CEO’s continued employment with the Company. As of September 30, 2026, none of the market capitalization targets or time-based vesting conditions had been achieved. The related stock-based compensation expense for the three and nine months ended September 30, 2026 was immaterial. As of September 30, 2026, unrecognized stock-based compensation cost related to these awards was $4.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.
RSUs
A summary of RSU activities for the nine months ended September 30, 2026 is as follows:

	Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2025	17,337,857	2,645,726	19,983,583	$27.86
Granted	6,414,279	43,504	6,457,783	$7.10
Vested	(6,097,858)	(667,958)	(6,765,816)	$29.19
Canceled/Forfeited	(4,750,936)	(1,268,786)	(6,019,722)	$27.19
Balance as of September 30, 2026	12,903,342	752,486	13,655,828	$17.68

As of September 30, 2026, unrecognized stock-based compensation cost related to outstanding unvested time-based RSUs that are expected to vest was $197.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.
The Company granted 1,383,475 shares of the time-based RSUs to the former CEO that were scheduled to vest in sixteen equal quarterly installments, beginning on December 5, 2021, and were subject to continuous employment. The Company recognized compensation expense for these time-based RSUs on a graded vesting schedule over the requisite vesting period. The Company withheld approximately 47,714 and 143,138 shares of common stock for the three and nine months ended September 30, 2025, by net settlement to meet the related tax withholding requirements related to the former CEO’s time-based RSUs. In February 2025, the Company announced the former CEO’s resignation and transition. In connection with this transition, the Company recorded a reversal of $41.6 million related to previously recognized stock-based compensation expenses for his unvested time-based RSUs. As of December 31, 2025, there were no unrecognized stock-based compensation expenses related to the former CEO’s time-based RSUs.
The Company granted performance-based RSUs to certain employees and they are subject to (i) corporate performance conditions and individual performance and (ii) a service condition that is generally satisfied over 3 years. The number of awards granted represents 100% of the target goal. Under the terms of the awards, the recipient may earn between 0% to 150% of the original number of grants based on actual achievement of corporate performance goals and individual performance. Stock-based compensation expense is recognized when the relevant performance condition is considered probable of achievement for the performance-based award. During the three and nine months ended September 30, 2026, the Company recorded a net stock-based compensation expense reversal of $0.5 million and stock-based compensation expenses of $3.2 million, respectively, related to these performance-based RSUs. During the three and nine months ended September 30, 2025, the Company recorded stock-based compensation expenses of $10.9 million and $23.3 million, respectively. As of September 30, 2026, the unamortized expense for the performance-based RSUs was $1.9 million, which will be recognized over a weighted-average period of 0.8 years primarily contingent upon realization of the corporate performance conditions.
ESPP
The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The plan provides for 24-month offering periods beginning in December and June of each year, and each offering period will consist of four six-month purchase periods. The purchase price for each share purchased during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. As of September 30, 2026, unrecognized stock-based compensation cost related to the ESPP was $17.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock-based Compensation Expense
Total employee and nonemployee stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025, was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$618	$890	$2,242	$2,594
Research and development	23,543	70,342	86,812	139,358
Selling, general and administrative	12,417	43,823	51,861	56,937
Workforce reduction charges	—	—	3,302	—
Total	$36,578	$115,055	$144,217	$198,889
The Company capitalized stock-based compensation expenses of $6.2 million and $25.3 million for the three and nine months ended September 30, 2026, respectively, and $16.5 million and $34.8 million for the same periods in the prior year, respectively, primarily as part of the cost of inventory.
NOTE 10 – LEASES
The Company has entered into various non-cancellable operating and finance lease agreements for certain of the Company’s offices, manufacturing and warehouse facilities, retail and service locations, equipment and vehicles, worldwide.
In August 2022, the Company entered into a four-year agreement (“Lease Agreement”) to lease land in Casa Grande, Arizona adjacent to our manufacturing facility. The Company classified this lease as a finance lease because the Lease Agreement contained a purchase option which the Company was reasonably certain to exercise. As of December 31, 2025, assets and liabilities associated with the finance lease were $79.3 million and $79.4 million, respectively. In February 2026, the Company elected not to exercise the purchase option. As a result, the Company remeasured the lease‑related assets and liabilities, and the remaining balances were immaterial. The Lease Agreement subsequently expired in August 2026, and the related lease assets and liabilities were derecognized and the balances were nil as of September 30, 2026.

Contemporaneously with the execution of the Lease Agreement, the Company entered into a sale agreement, pursuant to which the Company sold certain parcels of land for $31.7 million to the lessor and leased back these parcels of land under the Lease Agreement. The sale of the land and subsequent lease did not result in change in the transfer of control of the land; therefore, the sale-leaseback transaction was accounted for as a failed sale and leaseback financing obligation. The Company recorded $31.7 million of sales proceeds received as a financial liability within other current liabilities in the condensed consolidated balance sheet as of December 31, 2025. Upon expiration of the Lease Agreement, the related financial liability was derecognized, and the balance was nil as of September 30, 2026. The Company recognized a loss of $2.1 million within other expense, net in the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2026.
The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Operating leases:
Right-of-use assets	$243,925	$241,974

Other current liabilities	$63,318	$64,171
Other long-term liabilities	227,509	225,434
Total operating lease liabilities	$290,827	$289,605

Finance leases:
Property, plant and equipment, net(1)	$99,770	$185,721
Total finance lease assets	$99,770	$185,721

Finance lease liabilities, current portion	$5,054	$84,222
Finance lease liabilities, net of current portion	101,518	104,559
Total finance lease liabilities(1)	$106,572	$188,781
(1) As of September 30, 2026 and December 31, 2025, the Company recorded finance lease assets of $91.4 million and $95.3 million, respectively, and finance lease liabilities of $98.7 million and $98.9 million, respectively, related to certain facility leases assumed in connection with the asset acquisition from Nikola Corporation.
The components of lease expense were as follows within the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense:
Operating lease expense(1)	$27,257	$20,957	$77,246	$56,655
Variable lease expense	$638	$451	$1,819	$1,628

Finance lease expense:
Amortization of leased assets	$2,391	$2,232	$7,228	$4,526
Interest on lease liabilities	2,518	3,208	9,087	7,143
Total finance lease expense	$4,909	$5,440	$16,315	$11,669
Total lease expense	$32,804	$26,848	$95,380	$69,952
(1) Excluded short-term leases, which were not material.

Other information related to leases where the Company is the lessee was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	5.2	5.2
Finance leases	16.3	9.9

Weighted-average discount rate:
Operating leases	12.70%	11.50%
Finance leases	8.02%	7.33%
As of September 30, 2026, the maturities of the Company’s operating and finance lease liabilities (excluding short-term leases) were as follows (in thousands):

	Operating Leases	Finance Leases
2026 (remainder of the year)	$23,377	$3,289
2027	91,140	12,855
2028	76,396	10,972
2029	64,805	8,621
2030	52,279	8,752
2031	30,316	8,915
Thereafter	67,023	170,750
Total minimum lease payments	405,336	224,154
Less: Interest	(114,509)	(117,582)
Present value of lease obligations	290,827	106,572
Less: Current portion	(63,318)	(5,054)
Long-term portion of lease obligations	$227,509	$101,518
As of September 30, 2026, the Company entered into additional leases for facilities that have not yet commenced with undiscounted future lease payments of $25.4 million. The leases are expected to commence over the next twelve months.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of September 30, 2026 and December 31, 2025, the Company had $577.4 million and $929.5 million in commitments related to AMP-1 and AMP-2 plant and equipment, respectively. These commitments represent future expected payments on open purchase orders entered into as of September 30, 2026 and December 31, 2025.

The Company’s non-cancellable long-term commitments primarily related to certain inventory component purchases. As of September 30, 2026, pursuant to the terms of agreements the Company entered into in connection with the supply of lithium-ion battery cells, the Company had remaining minimum purchase commitments of an aggregate of approximately $2.54 billion, calculated using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. The estimated future payments having a remaining term in excess of one year as of September 30, 2026 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2026 (remainder of the year)	$80,453
2027	424,096
2028	521,844
2029	515,344
2030	521,756
Thereafter	524,904
Total	$2,588,397
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
Nine purported shareholders have filed derivative cases in various courts putatively on behalf of the Company against certain of the Company’s current and former directors based on allegations similar to those in the In re Lucid Group, Inc. Securities Litigation action. These cases raise claims such as a breach of fiduciary duty, unjust enrichment, waste of corporate assets, and aiding and abetting a breach of fiduciary duty. All nine derivative actions are currently stayed.
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
On June 16, 2026, a shareholder filed a derivative action on behalf of the Company against certain current and former directors and officers alleging claims substantially similar to those in Eke v. Lucid Group, Inc. et al. The case alleges claims such as a breach of fiduciary duty, unjust enrichment, and waste of corporate assets. Defendants deny these allegations and plan to vigorously defend the case. The case is currently stayed. At this point in the matter, we are unable to predict the outcome or potential exposure.
The Company is evaluating certain loss contingencies arising from supplier contract claims that could result in additional obligations of the Company. As of September 30, 2026, the Company’s accrual for losses deemed probable and reasonably estimable was not material. While the ultimate outcome of these matters remains uncertain, it is reasonably possible that the Company may incur losses in excess of the amounts accrued. The Company will continue to assess these contingencies as additional information becomes available and will update its estimates, as appropriate, in future reporting periods.

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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, officers, and certain key employees with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. The Company has indemnification obligations with respect to letters of credit and surety bond primarily used as security against facility leases, utilities infrastructure and other agreements that require securitization. The indemnification obligations were $179.2 million and $130.9 million as of September 30, 2026 and December 31, 2025, respectively, for which no liabilities are recorded in the condensed consolidated balance sheets.
NOTE 12 - INCOME TAXES
The Company’s provision for (benefit from) income taxes for interim periods is determined using its effective tax rate that arises during the period. The Company’s quarterly tax provision is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, the valuation allowance against deferred tax assets, and tax law developments.
The Company’s effective tax rate was 0.0% for the three and nine months ended September 30, 2026, and 0.0% and 0.2% for the same periods in the prior year, due to minimal profits in foreign jurisdictions and U.S. losses for which no benefit will be realized.
On July 4, 2025, the One Big, Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant changes to the U.S. federal income tax code. The OBBBA included provisions that allow for the immediate expensing of domestic research and development expenses and certain capital expenditures, as well as other changes related to the U.S. taxation of profits derived from foreign operations. The Company elected to fully amortize its previously capitalized domestic research and development expenses. Due to the Company’s full valuation allowance on its U.S. deferred tax assets, the net tax impact of the legislation is immaterial.

NOTE 13 - NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(830,859)	$(978,428)	$(2,894,054)	$(1,884,031)
Accretion of redeemable convertible preferred stock (related party)	(249,911)	(56,121)	(580,298)	(620,869)
Net loss attributable to common stockholders, basic	$(1,080,770)	$(1,034,549)	$(3,474,352)	$(2,504,900)
Interest expense on 2026 Notes	—	—	—	4,283
Gain on extinguishment of debt	—	—	—	(116,360)
Net loss attributable to common stockholders, diluted	$(1,080,770)	$(1,034,549)	$(3,474,352)	$(2,616,977)

Weighted-average shares outstanding, basic	394,598,004	312,166,297	368,570,326	307,177,163
Dilutive effect of 2026 Notes, using if-converted method	—	—	—	682,652
Weighted-average shares outstanding, diluted	394,598,004	312,166,297	368,570,326	307,859,815

Net loss per share:
Basic	$(2.74)	$(3.31)	$(9.43)	$(8.15)
Diluted	$(2.74)	$(3.31)	$(9.43)	$(8.50)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30,
Excluded Securities	2026	2025
Private placement warrants to purchase common stock	—	4,435,000
Options outstanding to purchase common stock	1,426,176	2,126,834
RSUs outstanding	13,031,771	17,821,698
Employee stock purchase plan	6,981,038	2,063,879
If-converted common shares from 2026 Notes	372,950	1,752,540
If-converted common shares from 2030 Notes	36,666,630	36,666,630
If-converted common shares from 2031 Notes	46,846,313	—
If-converted common shares from Series A redeemable convertible preferred stock	34,771,910	31,810,851
If-converted common shares from Series B redeemable convertible preferred stock	20,695,193	18,932,860
If-converted common shares from Series C redeemable convertible preferred stock	52,813,647	—
Total	213,605,628	115,610,292
The Capped Call Transactions were also excluded from the computation of diluted net loss per share as they would be anti-dilutive. As of September 30, 2026, 1,000,000 shares of common stock equivalents related to stock options were excluded from the anti-dilutive table above. In addition, 624,057 and 2,803,208 shares of common stock equivalents related to RSUs were excluded from the anti-dilutive table above as of September 30, 2026 and 2025, respectively. The underlying shares associated with these stock options and RSUs remain contingently issuable because the applicable market or corporate performance vesting conditions had not been satisfied as of September 30, 2026 and 2025.
NOTE 14 - EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The matching contribution expense under the Company’s 401(k) Plan was not material for the three and nine months ended September 30, 2026 and 2025.

NOTE 15 - RELATED PARTY TRANSACTIONS
Leases
In February 2022, the Company entered into a lease agreement with KAEC, a related party of the PIF, which is an affiliate of Ayar, for its first international manufacturing plant in Saudi Arabia. The lease has an initial term of 25 years expiring in 2047. The right-of-use asset related to this lease was $3.8 million and $4.0 million as of September 30, 2026 and December 31, 2025, respectively. The lease liability was $6.8 million and $6.5 million as of September 30, 2026 and December 31, 2025, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded was immaterial for the three and nine months ended September 30, 2026 and 2025.
In July 2023, the Company entered into a lease agreement with King Abdullah Financial District Development and Management Company, a subsidiary of the PIF, which is an affiliate of Ayar, for its corporate office in Saudi Arabia. The lease has an initial term of six years expiring in 2029. The right-of-use asset related to this lease was $1.4 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively. The lease liability was $1.9 million and $2.4 million as of September 30, 2026 and December 31, 2025, respectively. The right-of-use asset and lease liability were recorded in right-of-use assets and primarily in other long-term liabilities in the condensed consolidated balance sheets, respectively. The lease expense recorded was immaterial for the three and nine months ended September 30, 2026 and 2025.
Debt
Ayar Prepaid Forward Transactions
In connection with the pricing of the 2030 Notes and 2031 Notes, Ayar entered into privately negotiated prepaid forward transactions with the Forward Counterparty. See Note 6 “Debt” for more information.
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
GIB Facility Agreement
In April 2022, Lucid LLC entered into revolving credit facilities with GIB in an aggregate principal amount of SAR 1.0 billion (approximately $266.1 million). In February 2025, Lucid LLC entered into the 2025 GIB Credit Facility to increase the credit facility aggregate principal to SAR 1.9 billion (approximately $506.0 million). See Note 6 “Debt” for more information.
DDTL Credit Facility
As of September 30, 2026, the aggregate sum of outstanding loans and aggregate undrawn commitments under the five year DDTL Credit Facility with Ayar was $2.48 billion. After giving effect to the borrowings, availability under the DDTL Credit Facility was $778.8 million as of September 30, 2026. See Note 6 “Debt” for more information.
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

During the year ended December 31, 2023, the Company received support of SAR 366 million (approximately $97.5 million) in cash. As of December 31, 2024, the Company recorded $97.5 million as a deduction in calculating the carrying amount of the related assets in the consolidated balance sheet. During the year ended December 31, 2025 and three and nine months ended September 30, 2026, there were no further deductions to the carrying value of the related assets in the condensed consolidated balance sheets. There were no unfulfilled conditions and contingencies attached to the payments received.
Construction Service Contract
Lucid LLC entered into agreements with Al Bawani Company Limited (“Al Bawani”), an affiliate of the PIF, which is an affiliate of Ayar, for certain design and construction services in connection with the development of AMP-2. The capital expenditures incurred to date under these agreements were SAR 2,812.1 million (approximately $748.9 million) and SAR 2,147.8 million (approximately $572.7 million) as of September 30, 2026 and December 31, 2025, respectively. Amounts due to Al Bawani under these agreements were SAR 371.9 million (approximately $99.0 million) and SAR 306.0 million (approximately $81.6 million) as of September 30, 2026 and December 31, 2025, respectively, which was primarily recorded within other current liabilities in the condensed consolidated balance sheets.
Subscription Agreements
In March 2024, August 2024 and April 2026, the Company entered into the Series A Subscription Agreement, the Series B Subscription Agreement and the Series C Subscription Agreement, respectively, with Ayar. See Note 7 “Redeemable Convertible Preferred Stock” for more information.
In October 2024, the Company entered into a subscription agreement (the “2024 Subscription Agreement”), pursuant to which Ayar agreed to purchase from the Company 37,471,793 shares of common stock in a private placement. The 2024 Subscription Agreement also provided for Ayar to purchase additional shares of common stock in connection with any exercise by the Underwriter of its 30-day option to purchase additional shares pursuant to the underwriting agreement entered into with the Company in October 2024 (the “2024 Underwriting Agreement”). Following the Underwriter’s exercise of such option, Ayar agreed to purchase an additional 2,147,045 shares of common stock. As of October 31, 2024, the Company consummated the private placement of shares to Ayar pursuant to the 2024 Subscription Agreement, at a price per share of $25.91, for aggregate net proceeds of $1,025.7 million after deducting issuance costs of $0.8 million.
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
The Company received payments of SAR 10.9 million (approximately $2.9 million) in cash during each of the years ended December 31, 2025 and 2024. Payments received during the three and nine months ended September 30, 2026 were immaterial. The deferred liability was nil as of September 30, 2026 and December 31, 2025, and the Company recorded the remaining deferred liability balance as a deduction to operating expenses in the condensed consolidated statement of operations and comprehensive loss. The deduction recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss was not material for the three and nine months ended September 30, 2026 and 2025.
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

The Company recognized net vehicle sales amount of SAR 298.0 million (approximately $79.4 million) and SAR 803.5 million (approximately $214.0 million) during the three and nine months ended September 30, 2026, respectively, and SAR 128.4 million (approximately $34.3 million) and SAR 261.0 million (approximately $69.6 million) during the same periods in the prior year, respectively. The deferred revenue from the vehicle sales was primarily related to OTA and was recorded within other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the deferred revenue balance was not material. The Company recorded amounts due from the Purchaser of SAR 615.6 million (approximately $163.9 million) and SAR 452.1 million (approximately $120.5 million) in accounts receivable, net in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. See “Vehicle Sales” section under Note 2 “Summary of Significant Accounting Policies” for the revenue recognition policies.
Implementation Agreement with Aston Martin
In June 2023, the Company entered into an agreement (the “Implementation Agreement”) with Aston Martin, a related party of the PIF, which is an affiliate of Ayar, under which the Company and Aston Martin have established a long-term strategic technology and supply arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which the Company will provide Aston Martin access to its powertrain, battery system, and software technologies, work with Aston Martin to integrate its powertrain and battery components with Aston Martin’s battery EV chassis, and supply powertrain and battery components to Aston Martin (collectively, the “Strategic Technology Arrangement”). In connection with the commencement of the Strategic Technology Arrangement, the Company received technology access fees in 28,352,273 ordinary shares of Aston Martin and the first cash installment of $33.0 million. These shares were initially measured at a fair value of $73.2 million. As of September 30, 2026 and December 31, 2025, the Company remeasured the shares and recorded fair values of $13.0 million and $24.3 million within long-term investments in the condensed consolidated balance sheets, respectively. The Company will receive the remaining cash payments of $99 million phased over a period of three years. Aston Martin has also committed to an effective minimum spend with the Company on powertrain components of $225 million. In connection with the Strategic Technology Arrangement, the Company will also receive an aggregate of $10 million for integration service fees phased over a period of three years, of which the Company received $5.8 million from inception through September 30, 2026. As of September 30, 2026 and December 31, 2025, the Company recorded accounts receivable of $2.8 million. The Company accounts for technology access, integration service, and supply arrangement as a single performance obligation and recognizes revenue related to technology access and integration service based on estimated units of delivery under the supply arrangement. As of September 30, 2026 and December 31, 2025, the Company recorded $114.8 million as deferred revenue within other long-term liabilities in the condensed consolidated balance sheets, respectively.
Time Deposit
The Company purchases time deposits with GIB from time-to-time. GIB is a related party of the PIF, which is an affiliate of Ayar. As of September 30, 2026 and December 31, 2025, the Company recorded time deposit balance of nil and $50.0 million within short-term investments in the condensed consolidated balance sheets, respectively. See Note 5 “Fair Value Measurements and Financial Instruments” for more information.
Uber Agreements
Uber is a related party of the Company. Uber, through its subsidiary SMB, owned approximately 9.5% of the Company’s outstanding common stock as of September 30, 2026. In addition, the Chairman of the Company’s Board of Directors serves on Uber’s Board of Directors, and the Company’s Board of Directors appointed Uber’s Chief Product Officer as a director in June 2026.
In July 2025, the Company entered into the First VPA with Uber and the 2025 Subscription Agreement with SMB, a subsidiary of Uber. In April 2026, the Company entered into the Second VPA with Uber and the 2026 Subscription Agreement with SMB. See Note 8 “Stockholders’ Equity (Deficit)” for more information.
As of September 30, 2026, the Company had no material amounts due from or due to Uber or SMB related to these arrangements.
NOTE 16 – SEGMENT REPORTING
The Company operates in one reportable segment, as the Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s CODM is its Chief Executive Officer. The Company derives segment revenue primarily from the sale of EVs to customers, and the Company’s reported measure of the segment’s profit or loss is the consolidated net loss reported in the condensed consolidated statements of operations and comprehensive loss. The CODM uses the consolidated net loss for monitoring actual results to assess the Company’s financial performance. The Company’s CODM does not evaluate its reportable segment using asset information.

The disaggregation of the Company’s revenue by geographic area based on the sales location where the sales originated was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America(1)	$262,188	$288,482	$788,201	$729,749
Middle East(2)	82,292	38,378	222,773	82,835
Other international	5,839	9,720	27,157	18,476
Total revenue	$350,319	$336,580	$1,038,131	$831,060
(1) U.S. revenue was $253.6 million and $763.3 million for the three and nine months ended September 30, 2026, respectively, and $281.9 million and $713.0 million for the same periods in the prior year, respectively.
(2) Kingdom of Saudi Arabia revenue was $82.1 million and $222.3 million for the three and nine months ended September 30, 2026, respectively, and $38.0 million and $81.4 million for the same periods in the prior year, respectively.
The following table included information about reported segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$350,319	$336,580	$1,038,131	$831,060
Less:
Cost of revenue - excluding LCNRV and provision for warranty	(483,704)	(460,578)	(1,335,104)	(1,092,334)
Cost of revenue - LCNRV	(94,478)	(192,141)	(632,037)	(528,456)
Cost of revenue - provision for warranty	(30,442)	(17,478)	(67,725)	(44,750)
Research and development expenses	(311,821)	(325,305)	(968,827)	(850,390)
Selling, general and administrative expenses	(286,191)	(283,097)	(890,799)	(752,129)
Workforce reduction charges	(1,270)	—	(72,879)	—
Change in fair value of common stock warrant liability	—	444	—	18,627
Change in fair value of equity securities of a related party	(1,226)	916	(10,898)	(8,589)
Change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party)	115,176	(36,375)	225,341	356,800
Gain on extinguishment of debt	—	—	—	116,360
Interest income	11,420	34,643	34,158	131,170
Interest expense	(69,871)	(25,571)	(158,761)	(61,203)
Other expense, net	(29,063)	(10,829)	(53,719)	(4,292)
Benefit from (provision for) income taxes	292	363	(935)	4,095
Segment net loss	(830,859)	(978,428)	(2,894,054)	(1,884,031)
Consolidated net loss	$(830,859)	$(978,428)	$(2,894,054)	$(1,884,031)
Depreciation and amortization expenses were $122.5 million and $361.2 million for the three and nine months ended September 30, 2026, respectively, and $120.1 million and $329.1 million for the same periods in the prior year, respectively.
The long-lived assets by geographic area were as follows (in thousands):

	September 30, 2026	December 31, 2025
United States	$3,437,790	$3,487,142
Foreign(1)	1,180,996	732,964
Total long-lived assets	$4,618,786	$4,220,106
(1) Kingdom of Saudi Arabia long-lived assets balance was $1,121.8 million and $658.6 million as of September 30, 2026 and December 31, 2025, respectively. No other individual foreign country had more than 10% of the total long-lived assets balance as of September 30, 2026 and December 31, 2025.

NOTE 17 – SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2026, the Company evaluated subsequent events and concluded there were no subsequent events that required recognition in the condensed consolidated financial statements.
DDTL Credit Facility
In October 2026, the Company borrowed $400.0 million under the DDTL Credit Facility. In November 2026, the Company entered into an Amendment No. 3 to Credit Agreement, pursuant to which, among other amendments, the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $1.75 billion, such that, after giving effect to such increase, the aggregate sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $4.23 billion. After giving effect to such borrowing and the increase, availability under the DDTL Credit Facility was approximately $2.13 billion as of the date of filing. The Company incurred issuance costs of $26.3 million to increase the aggregate delayed draw term commitment of the DDTL Credit Facility.
Long-term Incentive Program
In November 2026, the Company granted long-term performance-based cash awards and RSUs to certain employees under its Amended and Restated 2021 Stock Incentive Plan. The cash awards are earned only if specified market capitalization hurdles and service conditions are satisfied, and any amount not earned by the fifth anniversary of the grant is forfeited. The RSUs generally vest quarterly over two years, subject to continued service. The Company has prepared preliminary estimated impacts of these awards to our financial statements and we do not expect a material impact on the consolidated statement of operations in any given year.

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
We sell vehicles directly to consumers through our retail sales network and online channels, including Lucid Financial Services. We believe that owning and operating our sales network allows us to closely manage the customer experience, gather direct feedback, and ensure that every interaction is tailored to customer needs. We are also actively exploring, and have adopted in certain international markets, alternative importer and agency models to enhance flexibility, preserve capital, and optimize our distribution strategy in response to evolving market dynamics. We also own and operate a vehicle service network comprised of service centers in major metropolitan areas and a fleet of mobile service vehicles. In addition to our in-house capabilities, we continue to grow an approved list of specially trained collision repair shops, which in some cases serve as repair hubs for mobile service.
Recent Developments
Strategic Priorities
In August 2026, we announced three strategic priorities designed to improve execution and strengthen our business, as well as four “must-win” projects. Our three priorities are: (i) “Cash and Cost”, which is focused on optimizing spending, investment decisions and capital allocation, while protecting the technologies and programs most important to our long-term competitiveness, (ii) “Customer and Quality”, which is focused on strengthening the ownership experience to match the performance of our vehicles, and improving product readiness, delivery experience, service responsiveness and parts availability as we invest in technicians and dedicated staff to reduce wait times, and (iii) “Culture and Team”, which is focused on simplifying our organization, reducing layers and clarifying accountability to accelerate decisions and build a culture of ownership, performance and consistent execution. The four must-win projects include (i) executing our cash flow improvement plan, (ii) advancing our robotaxi program with Uber and Nuro, Inc. (“Nuro”), (iii) transitioning AMP-2 from construction to industrialization, and (iv) launching our Midsize program.
DDTL Credit Facility
In October 2026, we borrowed additional funds under the DDTL Credit Facility, and in November 2026, we entered into Amendment No. 3 to the Credit Agreement to increase the aggregate undrawn delayed commitments under the facility. See Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

Potential Impact of Adverse Economic Conditions and Trade Policy Uncertainties on our Business
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, bank closures and liquidity concerns at financial institutions, or other factors, have in the past and may in the future have an adverse impact on our business, prospects, financial condition and results of operations. If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for our products may result in a decline in product sales, with a corresponding material adverse impact on our business, prospects, financial condition and results of operations. Given our premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on us compared to our competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls could also cause supply chain and logistical challenges and operational risks. In particular, the U.S. federal government enacted the OBBBA, which eliminates, limits or phases out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and adds new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminates certain penalties for noncompliance with certain fuel efficiency standards and introduces certain key tax law modifications.
Taken together, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls, coupled with supply chain challenges and the potential difficulty of passing costs to consumers or sharing the burden with suppliers, could reduce demand for our products and have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, the deterioration of conditions in the financial markets, as well as geopolitical events, including in the Middle East, may limit our ability to obtain external financing to fund our operations and capital expenditures for business growth on terms favorable to us, if at all. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information regarding risks associated with a global economic downturn or recession, changes or uncertainties in trade policies, or the imposition or proposed imposition of tariffs, including under the captions “A global economic recession, downturn or other adverse economic conditions may have a material adverse impact on our business, prospects, results of operations and financial condition.” and “Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.”
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

Distribution Models
We operate a direct-to-consumer sales and service model in North America and the Middle East, which we believe allows us to offer a personalized experience for our customers based on their purchase and ownership preferences. We expect to continue to incur significant expenses in our sales, service and marketing operations for sales of our current vehicles and any future vehicle programs, including the upcoming Midsize platform, that we may offer over the coming decade, including to open additional studios, expand our sales force, grow marketing and brand awareness, and establish a robust service center operation. As of September 30, 2026, we had 61 studios and service centers and one body shop (excluding temporary and satellite service centers): 39 in the U.S. (14 in California, four in New York, three in Florida, two in each of Arizona, Illinois, Massachusetts, New Jersey, Texas, Virginia and Washington, and one in each of Colorado, Georgia, Michigan and Pennsylvania), seven in Germany, five in each of Canada and Saudi Arabia, three in Switzerland, one in Norway, one in the Netherlands, and one in the United Arab Emirates. We also plan to hire additional sales, customer service, and service center personnel. We believe that investing in our direct-to-consumer sales and service model will be critical to delivering and servicing the Lucid EVs we currently manufacture and sell.
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
Expanding and Improving Manufacturing Capacity and Processes
Achieving commercialization and growth for each generation of our EVs requires us to make significant capital expenditures to scale our production capacity and improve our supply chain processes in the U.S. and internationally. We expect our capital expenditures to increase as we continue putting into operation AMP-2 and developing AMP-1. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and launch new EVs, our ability to achieve sales and meet customer demand at anticipated levels, our ability to utilize planned capacity in our existing facilities and our ability to enter new markets.
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

Results of Operations
Revenue
The following table presents our revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$350,319	$336,580	$13,739	4%	$1,038,131	$831,060	$207,071	25%
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
Revenue increased by $13.7 million, or 4%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The increase was primarily driven by our ramp-up of the Lucid Gravity, which increased our average selling price, and an increase in pre-owned vehicle sales, partially offset by fewer Lucid vehicle deliveries and a decrease in regulatory credit sales.
Revenue increased by $207.1 million, or 25%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. The increase was primarily driven by higher Lucid vehicle deliveries, an increase in pre-owned vehicle sales, and our ramp-up of the Lucid Gravity, which increased our average selling price. The increases in revenue were partially offset by a decrease in regulatory credit sales.
We believe the recent final rule scheduled to be effective November 30, 2026 to lower the U.S. federal fuel economy standards and eliminate CAFE EV credit trading will reduce our ability to generate future regulatory credit sales. Please see “Risk Factors — Risks Related to Our Business and Operations — The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations”.
Cost of Revenue and Gross Profit (Loss)
The following table presents our cost of revenue and gross profit (loss) for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenue	$608,624	$670,197	$(61,573)	(9)%	$2,034,866	$1,665,540	$369,326	22%

Gross profit (loss)	$(258,305)	$(333,617)	$75,312	(23)%	$(996,735)	$(834,480)	$(162,255)	19%

Gross margin	(73.7)%	(99.1)%	(96.0)%	(100.4)%
Cost of revenue includes direct parts, materials, shipping and logistics costs related to materials purchases, allocable overhead costs such as depreciation of manufacturing related equipment and facilities, information technology costs, personnel costs, including wages and stock-based compensation, estimated warranty costs, charges to reduce inventories to their net realizable value, charges for any excess or obsolete inventories, losses from firm purchase commitments, costs associated with providing non-warranty after-sales services, costs for retail merchandise, depreciation of operating lease vehicles, and the purchase cost of pre-owned vehicles. Manufacturing credits earned are recorded as a reduction to cost of vehicle sales.
Cost of revenue decreased by $61.6 million, or 9%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The decrease was primarily due to fewer deliveries of Lucid vehicles and lower inventory write-downs. The decreases were partially offset by higher unabsorbed fixed overhead resulting from lower production volumes and an increase in costs due to higher pre-owned vehicle sales.
Cost of revenue increased by $369.3 million, or 22%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. The increase was primarily due to more deliveries of Lucid vehicles, higher inventory write-downs, and an increase in pre-owned vehicle sales. The increases were partially offset by reduction in losses on firm commitments and the International Emergency Economic Powers Act (“IEEPA”) tariff refund recorded during the nine months ended September 30, 2026, following the U.S. Supreme Court’s February 2026 ruling that certain tariffs imposed under the IEEPA were unlawful. In the near term, we expect our production volume of vehicles to continue to be less than our manufacturing capacity.

We recorded write-downs of $94.5 million and $632.0 million for the three and nine months ended September 30, 2026, respectively, and $192.1 million and $528.5 million for the same periods in the prior year, respectively, to reduce our inventories to their net realizable values, for any excess or obsolete inventories, and losses from firm purchase commitments. The decrease in write-downs for the three months ended September 30, 2026, as compared to the same period in the prior year was primarily associated with lower material purchases. The increase in the write-downs for the nine months ended September 30, 2026, as compared to the same period in the prior year was primarily due to change in product mix.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted with clean energy incentives. The impact of the IRA on our results of operations was not material for the three and nine months ended September 30, 2026 and 2025. We will continue to evaluate the expected future impact of the IRA on our business and financial statements upon issuance of additional regulatory guidance.
Gross margin improved to (73.7)% for the three months ended September 30, 2026, as compared to (99.1)% for the same period in the prior year, primarily driven by lower inventory write-downs and a favorable product mix, partially offset by lower regulatory credits and higher unabsorbed fixed overhead resulting from lower production volumes.
Gross margin improved to (96.0)% for the nine months ended September 30, 2026, as compared to (100.4)% for the same period in the prior year, primarily driven by the IEEPA tariff refund and favorable product mix, partially offset by higher inventory write-downs and lower regulatory credits.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$311,821	$325,305	$(13,484)	(4)%	$968,827	$850,390	$118,437	14%
Selling, general and administrative	286,191	283,097	3,094	1%	890,799	752,129	138,670	18%
Workforce reduction charges	1,270	—	1,270	*nm	72,879	—	72,879	*nm
Total operating expenses	$599,282	$608,402	$(9,120)	(1)%	$1,932,505	$1,602,519	$329,986	21%
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
Research and development expense decreased by $13.5 million, or 4%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The decrease was primarily attributable to $46.8 million in lower stock-based compensation expenses and a decrease of $6.2 million in utilization of contractors and professional fees, partially offset by $39.2 million in higher engineering, design and testing services, and prototype materials related mostly to the Midsize platform.
Research and development expense increased by $118.4 million, or 14%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. The increase was primarily attributable to increases of $123.2 million in engineering, design and testing services, and prototype materials related mostly to the Midsize platform and $31.9 million in payroll related expenses related mostly to the Midsize platform, partially offset by $52.5 million in lower stock-based compensation expenses.
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

Selling, general, and administrative expense increased by $3.1 million, or 1%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The increase was primarily attributable to increases of $24.9 million in payroll related expenses due to our continued commercialization and growth strategy, $13.5 million in utilization of contractors and professional fees and $2.2 million in facilities and rental related costs, partially offset by $31.4 million in lower stock-based compensation expenses and a decrease of $6.6 million in sales and marketing expenses.
Selling, general, and administrative expense increased by $138.7 million, or 18%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. The increase was primarily attributable to increases of $49.2 million in payroll related expenses due to our continued commercialization and growth strategy, $30.7 million in utilization of contractors and professional fees, $24.7 million in sales and marketing expenses and $21.6 million in facilities and rental related costs.
Workforce Reduction Charges
On June 22, 2026, we announced the June 2026 Plan that was designed to advance our path toward profitability and positive cash flow generation by streamlining our organizational structure, optimizing operating expenses, and aligning production plans with anticipated demand. We substantially completed the June 2026 Plan in the third quarter of 2026.
On February 20, 2026, we announced the February 2026 Plan that intended to align with our long-term operating goals as we focus on the start of production of our Midsize platform, strategic partnerships related to the robotaxis programs, development of ADAS technologies, as well as the sale and distribution of our current models in existing and new geographies. We completed the February 2026 Plan in the third quarter of 2026.
During the three and nine months ended September 30, 2026, we recorded workforce reduction charges of $1.3 million and $72.9 million, respectively, in the condensed consolidated statements of operations and comprehensive loss. The workforce reduction charges were primarily related to the June 2026 Plan for the three months ended September 30, 2026, and were comprised of $38.2 million and $34.7 million related to the February 2026 Plan and June 2026 Plan, respectively, for the nine months ended September 30, 2026. The workforce reduction charges were primarily related to severance payments, employee benefits, employee transition, and acceleration of stock-based compensation expense. See Note 3 “Workforce Reduction” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Other Income (Expense), net
The following table presents our other income (expense), net for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income (expense), net:
Change in fair value of common stock warrant liability	$—	$444	$(444)	(100)%	$—	$18,627	$(18,627)	(100)%
Change in fair value of equity securities of a related party	(1,226)	916	(2,142)	*nm	(10,898)	(8,589)	(2,309)	27%
Change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party)	115,176	(36,375)	151,551	*nm	225,341	356,800	(131,459)	(37)%
Gain on extinguishment of debt	—	—	—	*nm	—	116,360	(116,360)	(100)%
Interest income	11,420	34,643	(23,223)	(67)%	34,158	131,170	(97,012)	(74)%
Interest expense	(69,871)	(25,571)	(44,300)	173%	(158,761)	(61,203)	(97,558)	159%
Other expense, net	(29,063)	(10,829)	(18,234)	168%	(53,719)	(4,292)	(49,427)	*nm
Total other income (expense), net	$26,436	$(36,772)	$63,208	*nm	$36,121	$548,873	$(512,752)	(93)%
*nm - not meaningful
Change in Fair Value of Common Stock Warrant Liability
Our common stock warrant liability relates to the private placement warrants to purchase shares of our common stock that were effectively issued upon the closing in connection with the Merger. Our common stock warrant liability is subject to remeasurement to fair value at each reporting period.

The private placement warrants remained unexercised as of December 31, 2025. The liability was remeasured to a fair value of nil as of December 31, 2025, and the private placement warrants subsequently expired in July 2026. The changes in fair value were nil during the three and nine months ended September 30, 2026, and resulted in unrealized gains of $0.4 million and $18.6 million for the same periods in the prior year, respectively. The change in fair value was classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss.
Change in Fair Value of Equity Securities of a Related Party
On November 6, 2023, in connection with the commencement of the Strategic Technology Arrangement with Aston Martin, we received 28,352,273 ordinary shares of Aston Martin. The ordinary shares of Aston Martin are subject to remeasurement to fair value at each reporting period. Such shares were remeasured to fair values of $13.0 million and $24.3 million as of September 30, 2026 and December 31, 2025, respectively. The changes in fair value resulted in unrealized losses of $1.2 million and $10.9 million for the three and nine months ended September 30, 2026, respectively, and an unrealized gain of $0.9 million and an unrealized loss of $8.6 million for the same periods in the prior year, respectively, and were classified within change in fair value of equity securities of a related party in the condensed consolidated statements of operations and comprehensive loss. See Note 5 “Fair Value Measurements and Financial Instruments” and Note 15 “Related Party Transactions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
On April 14, 2026, we entered into the Series C Subscription Agreement with Ayar. Pursuant to the Series C Subscription Agreement, Ayar agreed to purchase from us 55,000 shares of our Series C Redeemable Convertible Preferred Stock, for an aggregate purchase price of $550.0 million in a private placement. Subsequently, on April 28, 2026, we issued the shares to Ayar pursuant to the Series C Subscription Agreement and received aggregate net proceeds of $548.9 million after deducting issuance costs of $1.1 million. We determined that the Subscription Agreement was required to be accounted for at fair value between the execution date and the settlement date as it represented a contract to sell redeemable stock. As a result, we recognized a gain of $142.2 million reflecting the change in fair value of the contract as measured upon settlement based on the difference between the fair value of the Series C Redeemable Convertible Preferred Stock at issuance versus the fair value at contract inception, such that the Series C Redeemable Convertible Preferred Stock is initially recognized at fair value of $292.4 million on the issuance date.
We concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meet all the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the Redeemable Convertible Preferred Stock between (i) the host contracts which are accounted for within mezzanine equity, and (ii) the bifurcated derivative liabilities related to the conversion features. The bifurcated derivatives are remeasured to fair value at each reporting period with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.
The derivative liabilities of the Redeemable Convertible Preferred Stock were remeasured to a fair value of $48.5 million and $16.2 million as of September 30, 2026 and December 31, 2025, respectively. We recognized gains of $115.2 million and $225.3 million for the three and nine months ended September 30, 2026, respectively, and a loss of $36.4 million and a gain of $356.8 million for the same periods in the prior year, respectively, primarily driven by changes in our stock price. The gain for the nine months ended September 30, 2026 includes $142.2 million of gain from Series C Subscription Agreement. The change in fair value is recorded within change in fair value of derivative liabilities and subscription agreements associated with redeemable convertible preferred stock (related party) in the condensed consolidated statements of operations and comprehensive loss. See Note 7 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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

Interest Income
Interest income decreased by $23.2 million, or 67%, for the three months ended September 30, 2026, as compared to the same period in the prior year, primarily due to lower average cash and investment balances and lower interest rates on investments.
Interest income decreased by $97.0 million, or 74%, for the nine months ended September 30, 2026, as compared to the same period in the prior year, primarily due to lower average cash and investment balances.
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
Interest expense increased by $44.3 million, or 173%, and $97.6 million, or 159%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. The increases were primarily due to higher interest expense of $17.1 million and $66.0 million from the issuances of the 2030 Notes and the 2031 Notes in April 2025 and November 2025, respectively, and higher interest expense of $37.4 million and $59.0 million from the GIB credit facility and DDTL Credit Facility resulting from higher average borrowings, partially offset by increases of $9.4 million and $25.3 million in interest capitalized on construction in progress related to significant capital asset construction during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year.
Other Expense, net
Other expense, net primarily consists of foreign currency gains and losses, changes in residual value guarantee reserve, realized gains or losses on the sale of available-for-sale securities and from expiration of the Lease Agreement. Our foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Other expense, net increased by $18.2 million and $49.4 million for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year, primarily due to changes in residual value guarantee reserve, foreign exchange rates, and loss from expiration of the Lease Agreement. The increase for the nine months ended September 30, 2026 was partially offset by realized gain on the sale of available-for-sale securities.
Provision for (Benefit from) Income Taxes
The following table presents our provision for (benefit from) income taxes for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Provision for (benefit from) income taxes	$(292)	$(363)	$71	(20)%	$935	$(4,095)	$5,030	*nm
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
Liquidity and Capital Resources
Sources and Uses of Liquidity
From inception through September 30, 2026, we incurred operating losses and negative cash flows from operating activities. We had an accumulated deficit of $18.5 billion as of September 30, 2026. We funded operations primarily with issuances of common stock, convertible preferred stock, convertible notes, and loans.

Our existing sources of liquidity include cash, cash equivalents, investments, and unused available credit amounts from credit facilities. As of September 30, 2026, we had $948.5 million of cash, cash equivalents, and investments. We also had $778.8 million, $263.4 million, and $2.3 million of unused available credit amounts from the DDTL Credit Facility, the ABL Credit Facility, and the 2025 GIB Credit Facility, respectively, as of September 30, 2026. See Note 6 “Debt”, Note 7 “Redeemable Convertible Preferred Stock” and Note 8 “Stockholders’ Equity (Deficit) to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
We expect that our current sources of liquidity will provide us with adequate liquidity for at least the next 12 months to fund (i) ongoing operations, (ii) research and development projects for new products/ technologies, (iii) continued development of AMP-1 in Casa Grande, Arizona and AMP-2 in Saudi Arabia, (iv) vendor tooling, (v) expansion of retail studios and service centers, and (vi) other initiatives related to the sale of vehicles or technology.
Over the longer term, we expect that we will require additional capital to support our operations, planned capital expenditures and strategic initiatives. We expect to seek additional financing through one or more sources, which may include equity or debt financings, credit facilities or other funding arrangements. The timing and amount of additional financing will depend on a number of factors, including our operating performance, capital expenditure requirements and market conditions. We continue to pursue initiatives intended to improve cash flow and capital efficiency, including actions related to inventory, capital expenditures and operating expenses. These initiatives include aligning production with anticipated demand and actions intended to reduce operating costs.
We anticipate our cumulative spending on capital expenditures to be approximately $1.1 billion for the fiscal year 2026 to support our continued commercialization and growth objectives as we strategically invest in manufacturing capacity and capabilities, our retail studios and service center capabilities throughout North America and across the globe, development of different products and technologies, and other areas supporting the growth of Lucid’s business. We expect to continue to receive financing and support for certain capital expenditures in connection with AMP-2 construction and purchases of machinery, tooling, and equipment. Refer to Note 6 “Debt”, Note 15 “Related Party Transactions” and Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Our future capital expenditures may vary and will depend on many factors including the timing and extent of spending and other growth initiatives. In addition, we expect our operating expenses to increase in order to grow and support the operations of a global technology automotive company targeting volumes in line with Lucid’s long-term objectives.
As of September 30, 2026, our total minimum lease payments are $629.5 million, of which $26.7 million is due in fiscal year 2026. We also have non-cancellable long-term commitments of approximately $2.59 billion, primarily relating to certain inventory component purchases. For details regarding these obligations, refer to Note 10 “Leases” and Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
We have generated significant losses from our operations as reflected in our accumulated deficit of $18.5 billion and $15.6 billion as of September 30, 2026 and December 31, 2025, respectively. Additionally, we have generated significant negative cash flows from operations as we continue to support the growth of our business.
The expenditures associated with the development and commercial launch of our vehicles, the anticipated increase in manufacturing capacity, and the international expansion of our business operations are subject to significant risks and uncertainties, many of which are beyond our control, and therefore, may affect the timing and magnitude of these anticipated expenditures. These risks and uncertainties are described in more detail in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(3,160,533)	$(2,015,504)
Cash provided by investing activities	329,717	1,563,142
Cash provided by financing activities	2,778,871	517,728
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(51,945)	$65,366

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
Net cash used in operating activities increased by $1,145.0 million to $3,160.5 million during the nine months ended September 30, 2026, as compared to the same period in the prior year. The increase was primarily due to increases in net loss excluding non-cash expenses and gains of $606.2 million and increase in net operating assets and liabilities of $538.8 million during the nine months ended September 30, 2026, as compared to the same period in the prior year. The increase in net operating assets and liabilities was primarily attributable to higher payment of inventory purchases driven by the Lucid Gravity production ramp-up.
Cash Provided by Investing Activities
Our cash flows provided by investing activities primarily relate to proceeds from sales and maturities of investments, net of purchases of investments and capital expenditures to support our growth.
Net cash provided by investing activities decreased by $1,233.4 million to $329.7 million during the nine months ended September 30, 2026, as compared to the same period in the prior year. The decrease was primarily attributable to lower volume of investment sales and maturities net of investment purchases during the nine months ended September 30, 2026, as compared to the same period in the prior year.
Cash Provided by Financing Activities
We have financed our operations primarily from the issuances of equity and equity-linked securities and debt financings, the private placements to Ayar and SMB, convertible preferred stock, the proceeds of the Merger, the 2026 Notes, the 2030 Notes, and the 2031 Notes.

Net cash provided by financing activities increased by $2,261.1 million to $2,778.9 million during the nine months ended September 30, 2026, as compared to the same period in the prior year. We received $1,700.0 million from borrowings from the DDTL Credit Facility, net proceeds of $548.9 million from the issuance of Series C Redeemable Convertible Preferred Stock, $291.5 million from issuance of common stock under the 2026 Underwriting Agreement and $199.8 million from issuance of common stock under the 2026 Subscription Agreement during the nine months ended September 30, 2026. We received gross proceeds of $1.1 billion from the issuance of the 2030 Notes, repurchased a portion of the 2026 Notes using $931.4 million, and received gross proceeds of $300.0 million from the 2025 Subscription Agreement during the nine months ended September 30, 2025.
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
We recognize revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed-upon delivery location or upon pick up of the vehicle by the customer. As the unspecified OTA software updates are provided when-and-if they become available, revenue related to OTA software updates is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicle is transferred to the customer. Remarketing revenue is recognized at a point in time upon completion or expiration of the remarketing service obligation. Revenue for maintenance services is recognized ratably over the term of the contract, which is generally two years. Payments received before the customer obtains control of the vehicle are recorded within other current liabilities in the condensed consolidated balance sheets.
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
The guarantee liability represents the estimated amount we expect to pay at the end of the lease term. We are released from residual risk upon either expiration or settlement of the RVG. We evaluate variables such as third-party residual value publications, risk of future price deterioration due to changes in market conditions and reconditioning costs to determine the estimated residual value guarantee liability. RVG liability is assessed subsequently for any changes on a quarterly basis. As we accumulate more data related to the resale value of our vehicles or as market conditions change, there could be material changes to the estimated guarantee liabilities. The maximum potential amount of future payments (in excess of RVG liabilities recorded) that we could be required to make was $765.1 million and $705.9 million as of September 30, 2026 and December 31, 2025, respectively.

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
Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the control of the issuer to be classified as temporary equity. Securities classified in temporary equity are initially measured at fair value. Subsequent measurement of the carrying value of the redeemable convertible preferred stock is required as the instrument is probable of becoming redeemable. We accrete the redeemable convertible preferred stock to its redemption value. In certain circumstances, the redemption price may vary based on changes in stock price, in which case we will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

Derivative Liabilities
In connection with the issuance of the redeemable convertible preferred stock, we evaluated the instruments for any features that must be bifurcated and separately accounted for as embedded derivatives. We concluded that the conversion features, inclusive of all settlement outcomes where the pay-off is indexed to the if-converted value, meet all the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the redeemable convertible preferred stock between (i) the host contracts which are accounted for within mezzanine equity, and (ii) the bifurcated derivative liabilities. The proceeds from issuance are first allocated to the fair value of the bifurcated derivatives with the residual being allocated to the host contracts. The bifurcated derivatives are remeasured to fair value each reporting period with changes in fair value recorded in earnings. We estimated the fair value of the derivative liabilities using a binomial lattice model. Inherent in a binomial lattice model are unobservable inputs and assumptions. The inputs for the valuation of the derivative liabilities included the volatility, credit spread, and term. Assumptions used in the valuation also consider the contractual terms as well as the quoted price of our common stock in an active market. Significant changes in any of those inputs in isolation would result in significant changes to the fair value measurement. We remeasure the derivative liabilities at each reporting period and recognize the changes in fair value in the condensed consolidated statement of operations and comprehensive loss.

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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents, and investments. We had cash, cash equivalents, and investments totaling approximately $948.5 million as of September 30, 2026. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, primarily issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point increase in interest rates would not be material to the fair market value of our portfolio as of September 30, 2026.
Our exposure to changes in interest rates is also related to borrowings under our DDTL Credit Facility and 2025 GIB Credit Facility, both of which bear interest at variable rates. As of September 30, 2026, we had an outstanding principal balance of $1,690.9 million under the DDTL Credit Facility. In addition, we had outstanding borrowings of SAR 1,890.0 million (approximately $503.4 million) under the 2025 GIB Credit Facility as of September 30, 2026. A hypothetical 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $22.0 million.
Equity Price Risk
We hold equity securities of Aston Martin. The fair value of these equity securities was $13.0 million as of September 30, 2026. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the stock price of these equity securities would not be material as of September 30, 2026.
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
Based on their evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. Investors should carefully consider the risks and uncertainties described below, the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026. The occurrence of any of the events or developments described below and in our other filings with the SEC, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and our stockholders could lose all or part of their investment.
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
•We have experienced and may in the future experience significant delays in the design, launch and manufacture of our vehicles, which could harm our business and prospects.
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
•There is a limited pool of service professionals with experience servicing our vehicles and their integrated software. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition and results of operations may be materially and adversely affected.
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
•The PIF and Ayar beneficially own a significant equity interest in us and Ayar is a significant lender to us, and either or both have significant influence over us.
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
We have incurred net losses each year since our inception, including net loss of $830.9 million and $2,894.1 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, our accumulated deficit was $18.5 billion. As a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses in the foreseeable future as we:
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
•increase our sales, service and marketing activities and develop our distribution infrastructure; and
•expand into new markets.
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
We require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses, including leases, sales and distribution expenses as we build our brand and market our vehicles; expenses relating to developing and manufacturing our vehicles, constructing, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of our current and future products, including the upcoming Midsize platform); raw material procurement costs; and general and administrative expenses as we scale our operations and incur the costs of being a public company. Increased competition, unfavorable government policies, and adverse economic conditions have in the past and may continue in the future to require us to spend additional resources to attract customers, which in turn may result in higher marketing and incentive expenses. Furthermore, lower production and sales volumes have in the past and may in the future result in an inability to fully utilize our purchase commitments with suppliers which could result in increased costs and excess inventory as well as potential inventory write-offs. We periodically review and record write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts, considering shelf-life and technological obsolescence of certain inventories. Our current and future demand forecasts are based on our historical sales, market share performance, macroeconomic factors and trends in quantities or prices of orders for our products. We evaluate whether raw materials are approaching the end of their shelf-lives or becoming technologically obsolete, and the likelihood that we will be able to use the raw materials in production. If our inventory on-hand is in excess of future demand forecast and market conditions, the excess amounts are provisioned or written-down.
In addition, we have incurred and expect to continue to incur significant costs servicing and maintaining customers’ vehicles, including establishing our service operations and facilities and undertaking product recalls. As our vehicle population grows and we launch new vehicle platforms, we expect to incur additional costs associated with expanding our Lucid Studios, service centers and other facilities. We have limited historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model, tariffs or other trade barriers, as well as geopolitical conflicts could significantly increase our expenses. In such event, we could be required to seek additional financing earlier than we expect, and such financing may not be available on commercially reasonable terms, or at all.
In the longer term, our ability to become profitable will depend on our ability to effectively manage our capital expenditures, control costs on a timely basis, and sell in quantities and at prices sufficient to achieve our expected margins. While we have taken steps to improve cost-effectiveness, including through the execution of our cash flow improvement plan, these efforts may not be successful or achieve the anticipated results. If we are unable to appropriately price and cost-efficiently design, manufacture, market, sell, distribute and service our vehicles, our margins, profitability and prospects will be materially and adversely affected.
Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.
Demand and supply in the automobile industry is volatile. A number of factors have in the past and may in the future impact our ability to attract customers and complete the purchase process, including delays in customer deliveries, delays in the availability of options, supplier quality issues, potential changes in customer preferences, competitive developments, increased interest rates, negative publicity, product recalls, loss of government incentives, decreased demand for EVs, and insufficient charging infrastructure. Increases in interest rates could make financing unaffordable for segments of our customer base. Any event or incident which generates negative media coverage about us, or the safety or quality of our vehicles, has in the past, and may continue to result in failure to attract customers, failure to complete the purchase process, and customer cancellations. In addition, if we encounter delays in customer deliveries of our vehicles that further lengthen wait times or in the event of negative media coverage, a significant number of orders may be cancelled. As such, no assurance can be given that the purchase process will be completed, orders will not be cancelled, and orders will ultimately result in the final purchase, delivery and sale or lease of vehicles.

A global economic recession, downturn or other adverse economic conditions may have a material adverse impact on our business, prospects, results of operations and financial condition.
A global economic recession, downturn or other adverse economic conditions, whether due to changes or uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, persistent inflation, political instability, global or regional conflicts or other geopolitical events, public health crises, interest rate increases or other central bank policy actions, bank closures and liquidity concerns at other financial institutions, or other factors, have in the past and may in the future have an adverse impact on our business, prospects, financial condition and results of operations. If any of our suppliers, sub-suppliers or partners experience financial distress, insolvency or disruptions in operations, they may be unable to fulfill their obligations or meet our production and quality requirements. Adverse economic conditions and uncertainty about the current and future domestic or global economic conditions may also cause our customers to defer purchases or cancel their orders in response to higher interest rates, limited consumer credit availability, lower cash reserves, fluctuations in foreign currency exchange rates, and weakened consumer confidence. A reduction in demand for our products may result in a decline in product sales, with a corresponding material adverse impact on our business, prospects, financial condition and results of operations. Given our premium brand positioning and pricing, an economic recession or downturn is likely to have a disproportionate adverse effect on us compared to our competitors in the EV and traditional automotive sectors, to the extent that consumer demand for luxury goods declines in favor of more cost-conscious alternatives. In addition, adverse economic conditions and uncertainties surrounding trade policies, tariffs and export controls have caused, and may continue to cause, supply chain and logistical challenges and operational risks. Further, while certain tax credits and other incentives for EVs and related infrastructure have been available in the past, many such programs have been modified, challenged or phased out. Taken together, adverse economic conditions and uncertainties surrounding trade policies, government grants or incentives, tariffs and export controls, coupled with supply chain challenges and the potential difficulty of passing costs to customers or sharing the burden with suppliers, could reduce demand for our products and have a material adverse effect on our business, prospects, results of operations and financial condition.
In addition, the deterioration of conditions in global credit markets, as well as geopolitical events, including in the Middle East, may limit our ability to obtain external financing to fund our operations and capital expenditures for business growth on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations, and financial condition. See “—Risks Related to Financing and Strategic Transactions — We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.”
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
Consumers may be less likely to purchase our products if they do not believe that our business will succeed or that our operations, including service and customer support operations, will continue for many years. Similarly, suppliers, financing partners, and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, to build, maintain and grow our business, we must establish and maintain confidence among customers, suppliers, the investment community and other parties with respect to our liquidity and long-term business prospects. If we are unable to establish or maintain confidence among these parties with respect to our liquidity and long-term business prospects, we may lose our relationships or contracts with such parties, experience reduced sales or customer demand, and may suffer monetary losses, operational interruption, or damage to our reputation and brand.
Maintaining such confidence may be difficult as a result of many factors, including our limited operating history, others’ unfamiliarity with our products, uncertainty regarding the future of EVs, any delays in scaling production or launch of the upcoming Midsize platform, delivery and service operations to meet demand, competition, and our production and sales performance compared with market expectations. Many of these factors are largely outside of our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to attract customers and raise additional capital in the future. In addition, a significant number of new EV companies have entered the automotive industry, which is an industry that has historically been associated with significant barriers to entry and a high rate of failure. Certain of these new entrants or other traditional automotive manufacturers now producing EVs have become insolvent, and if additional manufacturers producing EVs become insolvent or are perceived to likely become insolvent, discontinue production of EVs, produce vehicles that do not perform as expected or otherwise fail to meet expectations, such failures may have the effect of increasing scrutiny of others in the industry, including us, and further challenging customer, supplier and the investment community’s confidence in our long-term prospects.
Our distribution model relies on a direct-to-consumer strategy domestically, and we are pursuing alternative distribution models internationally where we have less experience.
Third-party dealer networks are the traditional method of vehicle sales distribution and service in North America. Currently, we sell directly to consumers; therefore, we do not have a traditional dealer product distribution and service network. While we have gained experience with distribution, we may continue to face challenges distributing directly to consumers, and we expect that continuing to build a national and global in-house sales and marketing function, including an expanded physical sales, marketing and service footprint via our Lucid studios and service centers, will be expensive and time consuming. We have experienced delays in the construction and opening of our Lucid studios and service centers and any significant delays to establish Lucid studios and service centers in key markets in the future could have an adverse effect on our business, results of operations, prospects and financial condition. In addition, if our lack of a traditional dealer distribution and service network results in lost opportunities to generate sales, it could limit our ability to grow. Moreover, our business model of selling directly to consumers and directly servicing all vehicles may be limited by regulatory constraints. If our use of an in-house sales, marketing and service team is not effective, our results of operations and financial condition could be adversely affected. As we expand globally, we are actively evaluating, and have adopted in certain markets, alternative importer and agency models designed to enhance flexibility, increase our speed to market in a capital efficient manner, and optimize our distribution strategy in response to evolving market dynamics. We have limited experience utilizing alternative distribution models, and such efforts require significant information systems to be developed and deployed, which may prove costly, time-consuming or ineffective.

Our ability to generate meaningful product revenue depends on consumer adoption of EVs.
We are developing and producing EVs and related products, services, and technologies, and, accordingly, our ability to generate meaningful product revenue will highly depend on sustained consumer demand for alternative fuel vehicles in general and EVs in particular. If the market for EVs does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for EVs, these factors may harm our business, prospects, financial condition and results of operations. The market for electric and other alternative fuel vehicles is rapidly evolving, characterized by rapidly changing technologies, price competition, market entrants, evolving government regulation (including the availability, reduction or elimination of government incentives and subsidies) and industry standards, frequent new vehicle introductions and changing consumer demands and behaviors. Any number of developments or disruptions in the industry could negatively affect consumer demand for EVs broadly and for our EVs in particular.
In addition, demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as the availability, reduction or elimination of sales and financing incentives including tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, interest rates, and governmental regulations, including tariffs, import and export regulations and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and results of operations. Further, sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us in an industry that has globally been experiencing a recent decline in sales.
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
The influence of any of the factors described above or any other factors may cause a general reduction in consumer demand for EVs or our EVs in particular, either of which could require us to increase promotional activities, offer additional incentives, reduce pricing, or take other actions that could reduce our margin, which would materially and adversely affect our business, results of operations, financial condition and prospects.

We face challenges providing charging solutions for our vehicles, both domestically and internationally.
Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, public charging station locations are significantly less widespread than gas stations. Furthermore, public charging stations sometimes experience downtime, leading to customer dissatisfaction. Although we have partnered with third-party EV charging providers to offer charging stations to our customers, the public charging infrastructure available to our customers may be insufficient to meet their needs or expectations, especially in certain international markets. Some potential customers may choose not to purchase our vehicles because of the lack of more widespread and reliable public charging infrastructure. In addition, although we have gained access to Tesla’s Supercharger network, any delay in implementing changes in Lucid vehicles required by Tesla with respect to charge ports may result in Tesla denying our access to their network, and there is no guarantee that our customers will not experience performance, access or other issues with this or other charging networks. In addition, there has been additional scrutiny into funding that supports the EV industry, including EV charging infrastructure, under the current U.S. administration, and such scrutiny may result in legislation that could adversely impact the availability of funding under existing programs. For example, the National Electric Vehicle Infrastructure Formula Program, which began to expand the network of electric vehicle charging stations nationwide in 2021, is scheduled to end at the end of 2026, which could delay deployment of charging infrastructure and negatively impact consumer confidence and demand for EVs. Consequently, the deployment of public charging stations may not occur at planned levels, which could limit the development of public charging infrastructure and decrease the attractiveness and demand for EVs.
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
•expanding our management team;
•hiring and training new personnel, including service technicians;
•ramping up the production of our current vehicles and releasing new models in the future;
•establishing or expanding design, manufacturing, distribution, sales and service facilities;
•developing and marketing EV-related products and technologies, including robotaxis;
•implementing and enhancing administrative and business infrastructure, governance, systems and processes, including in connection with our status as a public company; and
•expanding into new markets and establishing sales, marketing, service, administrative, distribution, or manufacturing operations and partnerships in many of those markets.
We require qualified personnel, including design, engineering, manufacturing and quality personnel, as well as service technicians for our vehicles. Our vehicles are based on a different technology platform than traditional internal combustion engines. Individuals with sufficient training in EVs may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience in supply chain management and logistics as well as designing, engineering, manufacturing, producing, selling, and servicing EVs is intense, and we may not be able to identify, attract, train, motivate or retain sufficient highly qualified personnel in the future. Furthermore, we have in the past reduced the size of our workforce, and implemented workforce reduction plans and other actions relating to contractors in the first half of 2026, including the elimination of the second shift of production at our AMP-1 factory. We have also undergone a number of changes to our executive leadership team. Any such plan may adversely affect our internal programs and initiatives, our ability to recruit and retain skilled and motivated personnel, may be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve customers. We cannot provide any assurances that we will not have to undertake additional workforce reductions or similar actions in the future. The failure to identify, attract, train, motivate and retain these employees could seriously harm our business and prospects. In addition, our employee equity program is a key factor in our ability to attract and retain talent and continue to support the growth of the company. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards to be received by the employees for any reason, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key employees were to separate their employment with us, such separation would likely increase the difficulty of managing our current operations and future growth and heighten the foregoing risks.

We also have limited experience to date in high volume manufacturing of our vehicles. We cannot assure our investors that we will be able to develop and implement efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the desired quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market and sell our vehicles. We have also experienced, and may continue to experience, logistics and supply chain challenges affecting the movement of production equipment, manufacturing materials, service parts and vehicles, including as a result of international shipping delays, port congestion, geopolitical instability, regional conflicts, customs processes, transportation constraints, supplier capacity limitations and the ramp up of new manufacturing facilities. Any disruption to manufacturing operations or failure to develop and implement such manufacturing processes and capabilities within our projected costs and timelines could impact our future growth and impair our ability to launch, produce, market, service and sell or lease our vehicles successfully.
Furthermore, our rapid growth, competitive real estate markets, and increasing rental rates, may hinder our ability to obtain suitable space to accommodate our growing operations or to renew existing leases on terms favorable to us, if at all. Any failure to obtain or renew leases for real property on terms favorable to us when we need them may limit our growth, impact our operations and have an adverse impact on our financial condition. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.
In addition, our success depends in part on our ability to provide a high-quality sales and ownership experience through our sales studios and service centers. If we are unable to effectively expand our sales footprint or service and support infrastructure, including due to difficulties hiring, training or retaining qualified personnel, shortages of service parts, supply chain disruptions, information technology failures or operational inefficiencies, customers may experience longer wait or repair times, reduced service access, delivery delays or inconsistent service quality, which could adversely affect our customer demand, brand and reputation, financial condition and results of operations. See “—Risks Related to Manufacturing and Supply Chain — There is a limited pool of service professionals with experience servicing our vehicles and their integrated software. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition and results of operations may be materially and adversely affected.” Moreover, as we expand globally, we are actively evaluating, and have adopted in certain markets, alternative importer and agency models designed to enhance flexibility, increase our speed to market in a capital efficient manner, and optimize our distribution strategy in response to evolving market dynamics. We have limited experience utilizing alternative distribution models, and if such efforts prove costly, time-consuming or ineffective, they could have a material adverse effect on our sales, brand, prospects, financial condition and results of operations.
We face risks associated with international operations, including possible unfavorable regulatory, geopolitical, tax and labor conditions, which could adversely affect our business.
As we expand our international presence and operations, we will be increasingly subject to the legal, geopolitical, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we have been expanding and may continue to expand our sales, maintenance and repair services outside of the U.S. We are also continuing the development of AMP-2 in Saudi Arabia and may continue to further expand our manufacturing activities outside the U.S. However, we have limited experience to date manufacturing or selling our vehicles outside of the U.S., and such expansion has and will continue to require us to make significant expenditures, including the hiring of local employees and establishing facilities and related systems and processes, in advance of generating any significant revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell, service and manufacture our vehicles, and require significant management attention. These risks include:
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
•difficulties controlling costs and potential loss of funding, including as a result of delays in the development or ramp-up of operations at AMP-2;
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
•political instability, natural disasters, pandemics, wars, military actions, global or regional conflicts or other geopolitical events (including ongoing military operations in the Gulf region and the broader Middle East, as well as escalating hostilities affecting Saudi Arabia, such as missile and drone attacks targeting airports, energy facilities and other critical infrastructure, and the potential further escalation or broadening of such conflicts, each of which has affected and may continue to affect global energy prices, disrupt regional and global supply chains, air travel, and other transportation and logistics networks, and has presented and could continue to present challenges to our operations in the Middle East, including the ramp-up of operations at AMP-2 and the manufacturing of our Midsize platform, increase our operating costs and reduce our margins if we cannot offset these increased costs, delay shipments of equipment and components, particularly those shipment routes through the Strait of Hormuz, or the Bab el-Mandeb and Red Sea corridor, disrupt the transportation of our employees and other personnel, and otherwise impede our international manufacturing and logistics activities), or events of terrorism;
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
The automobile industry is characterized by significant barriers to entry, including large capital requirements, investment costs of designing, manufacturing, and distributing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image, and the need to establish sales and service locations. Since we are focused on the design of EVs, we face a variety of added challenges to entry that a traditional automobile manufacturer would not encounter, including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional gasoline engine in terms of range and power, inexperience with servicing EVs, regulations associated with the transport or storage of batteries, the need to establish or provide access to sufficient charging locations and unproven high-volume customer demand for EVs. While we have successfully launched the Lucid Air and Lucid Gravity and continue to develop our manufacturing footprint, we have not finished tooling all production lines for AMP-1, and significant work remains to complete equipment installation, commissioning, permitting and operational readiness activities at AMP-2. Delays in completing these activities, including equipment delivery and installation, permitting, workforce readiness and production system deployment, could increase costs, delay production and future vehicle programs, and impede our ability to grow our business. If we are not able to overcome these challenges and successfully execute these activities, our business, prospects, results of operations and financial condition will be negatively impacted.

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
We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Significant developments in alternative technologies, such as alternative battery cell technologies, hydrogen fuel cell technology, advanced gasoline, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to the technologies in our EVs. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors. In addition, we expect to compete in part on the basis of our vehicles’ range, efficiency, charging speeds, performance, autonomous driving, software, and improvements in the technology offered by competitors could reduce demand for our current or future vehicles. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models that reflect such technological developments, but our vehicles may become obsolete, and our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. Additionally, as other companies continue to enter the EV space, we may lose any technological advantage we may have and suffer a decline in our competitive position. Any failure by us to successfully react to changes in existing technologies or the development of new technologies could materially harm our competitive position and growth prospects.

The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.
We benefit from government and economic programs in the U.S. and abroad that encourage the development, manufacture or purchase of EVs, such as ZEV credits, production tax credits, GHG credits and similar regulatory credits, the loss of which has and may continue to harm our ability to generate revenue from the sale of such credits to other manufacturers; the availability of tax credits and other incentives to consumers, without which the net cost to consumers of our vehicles could increase, reducing demand for our products; and investment tax credits for equipment, tooling and other capital needs, without which we may be unable to procure the necessary infrastructure for production to support our business and timeline; and certain other benefits, including a California sales and use tax exclusion and certain other hiring and job training credits in California, Michigan and Arizona. In addition, changes to non-financial incentives may also impact demand for our products, such as the federal government’s announcement that electric and other clean air vehicles are no longer able to use carpool lanes without meeting the high occupancy requirements. We may also benefit from government loan or grant programs in the U.S., Canada and the EU, however, there is no guarantee that such EV-related governmental programs and economic incentives will be available in the future. Any reduction, elimination, limitation or selective application of tax and other governmental programs and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of the EV industry generally or our EVs in particular, which would adversely affect our business, prospects, financial condition and results of operations. New federal, state, and local laws may impose additional barriers to EV adoption thereby reducing demand for our products. For example, many states have enacted or proposed laws imposing additional registration fees for certain hybrids and EVs to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. While certain tax credits and other incentives for EVs and related infrastructure have been available in the past, many programs have been modified, challenged or phased out. There is no guarantee that any incentive programs will be available in the future and the cessation and modification of these programs could have an adverse impact on demand for EVs, including our vehicles. Consequently, the reduced availability of and uncertainty related to government and economic incentives, including tax credits, and our ability and that of our customers and competitors to benefit from these credits and incentives, has had and could continue to have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. See “— Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.”
We may be unable to offer attractive leasing and financing options for our current and future vehicles, which would adversely affect consumer demand. In addition, offering leasing and financing options to customers could expose us to credit and residual value risk.
We offer leasing and financing of our vehicles to potential customers through third-party financing partners and intend to do the same in new markets. We have a relationship with one primary financial institution for leasing in certain markets. We cannot provide any assurance that such third-party financing partners will continue, or would be able or willing, to provide such services on terms acceptable to us or our customers, if at all. We believe our customer base requires a diverse and attractive range of financing and leasing options, and any inability to offer such options could limit our ability to grow vehicle sales and attract sufficient demand for our vehicles. Furthermore, because we have only sold a limited number of vehicles and only a limited secondary market for our vehicles exists, the future resale value of our vehicles is difficult to predict, and, if the actual resale value of our vehicles is lower than anticipated, it would make providing leasing terms that appeal to potential customers through such third-party financing partners more difficult. We believe that the ability to offer attractive leasing and financing options—whether due to the availability, reduction or continued elimination of tax incentives and certain governmental or economic programs, the availability of agreements with our third-party financing partners on terms acceptable to us or our customers, or other reasons—is particularly relevant to customers in the luxury vehicle segments in which we compete, and if we are unable to offer our customers attractive financing or leasing options for our current or planned future vehicles, including the upcoming Midsize platform vehicles, such failure could substantially reduce the population of potential customers and decrease demand for our vehicles. See “— The unavailability, reduction or elimination of certain government and economic programs could have a material adverse effect on our business, prospects, financial condition and results of operations.” and “— Failure to attract customers, failure to complete the purchase process with customers, and customer cancellation of orders may have a material adverse impact on our business, prospects, results of operations and financial condition.”
Furthermore, competitive pressure and challenging markets could increase consumer credit risk borne by our financial institution partners in connection with leases and loans to financially weak customers, extended payment terms, and leases and loans into new and immature markets, and any such credit risk could be further heightened in light of the economic uncertainty and any economic recession or other downturn, whether due to inflation, global or regional conflicts or other geopolitical events, or public crises. Increased consumer credit risk could cause our financial institution partners to increase financing rates or otherwise modify financing terms, which could increase customer payments and adversely affect demand for our vehicles. If we are unable to provide leasing and financing arrangements that appeal to potential customers in a timely manner, or if the provision of such arrangements exposes us to excessive regulatory risk, our business, competitive position, results of operations and financial condition could be adversely affected.

In addition, we provide a residual value guarantee to our banking partners in connection with our vehicle leasing programs. The nature and extent of our exposure varies among markets and financial institution relationships and is determined by the terms of the applicable arrangement, under which we may be contractually obligated to share a portion or all of any shortfall between the resale value realized by the banking partner and a predetermined resale value. However, actual resale values are subject to fluctuations from various factors such as the condition of the leased vehicle, market price of new vehicles, and general economic conditions. If the resale values of leased vehicles pursuant to the vehicle leasing program are materially lower than our estimates, we may be required to cover some or all of such difference and our results of operations could be negatively impacted.
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
Gasoline and other petroleum-based fuel prices have historically been extremely volatile and it is difficult to ascertain whether such volatility will continue to persist, which could be exacerbated by geopolitical events, including ongoing military operations in the Gulf region and the broader Middle East. Lower gasoline or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for EVs, including our vehicles, may decrease, which would have an adverse effect on our business, prospects, financial condition and results of operations.
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

Risks Related to Manufacturing and Supply Chain
We have experienced and may in the future experience significant delays in the design, launch and manufacture of our vehicles, which could harm our business and prospects.
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
Furthermore, we rely on third-party suppliers for the development, manufacture, and supply of many key components and materials used in our vehicles, as well as for provisioning and servicing equipment at our manufacturing facilities. We have experienced, and may in the future experience, delays if our suppliers are unwilling to supply components on acceptable terms, do not agree to our timing or volume requirements, fail to meet agreed-upon timelines and volumes, experience capacity constraints, or deliver components that do not meet our quality standards or other requirements. We have also been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and the limited availability of reliable third-party suppliers. For example, ongoing military operations in the Gulf region and the broader Middle East, as well as escalating hostilities affecting Saudi Arabia, such as missile and drone attacks targeting airports, energy facilities and other critical infrastructure, and the potential further escalation or broadening of such conflicts, have affected and may continue to affect global energy prices, disrupt global and regional supply chains, air travel, and other transportation and logistic networks, and have presented and may continue to present challenges to our operations in the Middle East, including delays in shipments of equipment components, particularly those shipping routes through the Strait of Hormuz, or the Bab el-Mandeb and Red Sea corridor, disruptions to the transportation of our employees and other personnel, and other impediments to our international manufacturing and logistics activities. In addition, increasing demand for data centers and artificial intelligence applications may continue to contribute to global supply constraints, shortages, increased costs and longer lead times for various electronic components, including memory, semiconductors and printed circuit boards. These challenges have affected our ability, as well as the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances, have resulted in increased costs and delays in facilities construction and expansion as well as vehicle production ramp-up. We expect the risk of unexpected disruptions to continue for the foreseeable future. Any delays by our suppliers in delivering or developing necessary components may result in further setbacks to our production and delivery timelines.
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
•our ability to comply with environmental, safety, and similar regulations, and in a timely manner;
•our ability to secure necessary components, services, or licenses on acceptable terms and in a timely manner;
•our ability to attract, recruit, hire, retain and train skilled employees including supply chain management, supplier quality, engineering, autonomous driving, software, manufacturing and logistics personnel;
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
•other delays, backlogs in manufacturing and research and development of new models, and cost overruns; and
•any other risks identified herein.
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
We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times, limited availability of reliable third-party suppliers, and ongoing constraints in the supply of semiconductors and their related products. We expect that these industry-wide trends may continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment, including for the development of AMP-1 and AMP-2, on a timely basis for the foreseeable future, and may result in increased costs. Changes in our supply chain or production needs in order to meet our desired quality targets, development timelines and production volumes as well as due to design changes and model updates have resulted, and may continue to result, in cost increases from our suppliers.
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

Furthermore, as we scale our vehicle production, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. We are only beginning to scale production in our manufacturing facilities and in the process we have experienced challenges associated with such activities. If our production decreases significantly below our projections for any reason, we have incurred in the past, and may incur in the future, losses due to inventory write-downs or assets impairments. We are also only in the process of scaling our vehicle servicing operations. Accordingly, we have not thoroughly tested our ability to scale production and vehicle servicing and mitigate risks associated with these activities. In addition, our current systems and processes are not mature, which may affect our ability to timely initiate critical and time sensitive projects and increase project costs. If we continue to experience logistics challenges, are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, timely comply with applicable regulations, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.
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
As we scale commercial production of our vehicles or any future energy storage systems, we have experienced and may continue to experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. For example, as we continue the development of AMP-1 and AMP-2, we have experienced increases in material and infrastructure equipment prices and cost of construction labor. In addition, we use various materials in our business, including aluminum, steel, magnets, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion battery cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions, trade policies, tariffs and export controls, inflationary pressure and global demand for these materials, including as a result of increased production of EVs, energy storage products by our competitors, increased demand for data centers and artificial intelligence applications, and the global supply chain crisis, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:
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
Furthermore, our ability to manufacture our vehicles depends on continued and reliable access to semiconductors and microchips that incorporate them. The global semiconductor supply shortage, including as a result of China’s export controls over Nexperia’s microchip products, has impacted the automotive industry and affected many suppliers and manufacturers, including us. In addition, increasing demand for data centers and artificial intelligence applications may continue to contribute to global supply constraints, shortages, increased costs and longer lead times for various electronic components, including memory, semiconductors and printed circuit boards. We have experienced, and may continue to experience, an impact on our operations as a result of such shortages, which could delay or reduce planned production levels of our current and future vehicles and have an adverse effect on our business, prospects and results of operations. Moreover, export controls, particularly those affecting components within our supply chain, such as China’s restrictions on certain rare-earth minerals, has posed, and could continue to pose, risks to our production and distribution capabilities. In addition, foreign currency fluctuations, tariffs, shortages in petroleum or natural gas and other economic or political conditions have contributed to and may continue to result in significant increases in freight charges and raw material costs. These risks could be further magnified by geographical developments, global or regional conflicts or other geopolitical events, including the war in Ukraine, ongoing military operations in the Gulf region and the broader Middle East, the escalating hostilities affecting Saudi Arabia, and potential further escalation or broadening of such conflicts, which affects shipping routes both regionally and globally and in particular, shipment routes through the Strait of Hormuz, or the Bab el-Mandeb and Red Sea corridor, and have disrupted and may in the future disrupt the supply of materials critical in our manufacturing processes. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins if we cannot offset these increased costs. Any attempts to raise product prices in response to increased material costs could lead to reduced demand for our vehicles and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.
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
We may fail to detect defects and errors that are subsequently revealed, and our control over the performance of third-party services and systems may be limited. As we continue to introduce new products, features, capabilities and software updates, the risk of product quality issues, software defects, component failures and other performance concerns may increase. Any defects or errors in, or which are attributed to, our technology, could result in, among other things:
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

Furthermore, information regarding quality concerns may be amplified through social media, traditional media and other public forums, which could exacerbate the reputational impact of the underlying quality issue. In addition, if we are unable to develop the software and technology systems necessary to operate our vehicles, it will harm our competitive position. We rely on third-party suppliers to develop a number of technologies for use in our products. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support our business plan. In addition, such technology may not satisfy the cost, performance, useful life and warranty characteristics we anticipate in our business plan, which could materially adversely affect our business, prospects and results of operations.
If we fail to successfully construct or tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
We have completed the initial and second phases of construction at AMP-1 and the second phase of AMP-2 is in progress. We also acquired select assets and assumed leases for certain facilities previously belonging to Nikola Corporation, including Nikola’s former Coolidge manufacturing facility. However, tooling these facilities for production of our vehicles and our future expansion plans is complicated and presents significant challenges and may require us to take vehicle production offline. In addition, certain of our suppliers may be unable to complete tooling with respect to finalized components of our vehicles in the planned timeframe after we deliver final component specifications, which could adversely affect our ability to continue commercial production of our vehicles on the expected timing and at the quality levels we require. As with any large-scale capital project, these efforts could be subject to delays, cost overruns or other complications. In addition, we may encounter problems or disputes with our vendors for a variety of reasons, including for reasons beyond our control, and such disputes, with or without merit, could also cause significant delays and cost overruns. These risks could be increased because we are building our facilities from the ground up to support our EV production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In connection with the production at AMP-1 and AMP-2, we have hired and trained and continue to hire, retain, and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. Any failure to continue production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of orders and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
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

We also rely heavily on complex machinery for our operations, and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant employs large-scale, complex machinery combining many components, which may suffer unexpected malfunctions from time-to-time and will depend on repairs and spare parts that may not be available when needed. Furthermore, AMP-1 and AMP-2, and the equipment we use to manufacture our vehicles, could require substantial lead-time and will be costly to repair or replace and qualify for use.
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
We have invested and expect to continue to invest significantly in what we believe is state-of-the-art tooling, machinery and other manufacturing equipment, and we depreciate the cost of such equipment over their expected useful lives. However, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected. Moreover, as we ramp the commercial production of our vehicles, our experience may cause us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.
We have limited experience in high volume manufacture of our vehicles.
We cannot provide any assurance as to whether we will be able to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market and ramp up production of our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, political changes or instability, wars, military actions, global or regional conflicts or other geopolitical events or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, satisfy the requirements of customers and potential customers or fully utilize our purchase commitments with suppliers. For example, the conflicts in the Middle East have resulted in shipping delays and increased shipping costs globally. Any failure to develop, implement and maintain such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Moreover, we have experienced logistics challenges as we continue to refine our manufacturing, logistics and inventory management processes, and efforts to implement or improve such processes may cause halts or delays in production and result in additional costs. Bottlenecks and other unexpected challenges have and may continue to arise as we continue commercial production of our vehicles, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and sustaining our production ramps or be unable to meet our related cost and profitability targets.

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
Any defects, delays or legal restrictions on vehicle features, failed OTA software updates, or other failure of our vehicles to perform as expected, could harm our brand and reputation and result in delivery delays, product recalls, order cancellations, reduced customer demand, product liability claims, breach of warranty claims or significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. Any such defects or noncompliance with legal requirements could also result in safety recalls. See “— Risks Related to Litigation and Regulation — We have in the past and may choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.” As we build customer relationships and earn trust, these effects could be significantly detrimental to us. Furthermore, information regarding quality concerns may be amplified through social media, traditional media and other public forums, which could exacerbate the reputational impact of the underlying quality issue. Additionally, problems and defects experienced by other consumer EVs could by association have a negative impact on perception and customer demand for our vehicles.
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
There is a limited pool of service professionals with experience servicing our vehicles and their integrated software. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition and results of operations may be materially and adversely affected.
Servicing software-defined vehicles and EVs is different than servicing traditional vehicles and vehicles with internal combustion engines. Servicing software-defined vehicles and EVs requires specialized skills, including an understanding of software, high voltage training, and advanced servicing techniques. Many automobile technicians have limited experience servicing or repairing our vehicles and their components and integrated software. This may limit our ability to maintain adequate technician and service professional staffing. Additionally, our service network has limited capabilities to address software-related issues. We may partner with certain third parties to perform some of the service on our vehicles, but there can be no assurance that we will be able to enter into acceptable arrangements, if any, with any such third-party providers or develop and implement the necessary information technology infrastructure to support them. Further, although such servicing partners may have experience in servicing other EVs, they will initially have limited experience in servicing our vehicles. We also have a limited network of locations to perform service and may also rely upon mobile service vans with Lucid technicians to provide service to customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of vehicles we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.

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
We and our suppliers may be impacted by weather events, natural disasters, wars, military actions, global or regional conflicts or other geopolitical events, health epidemics or pandemics, security incidents or other events outside of our control. For example, our corporate headquarters are located in seismically active regions in Northern California, and our manufacturing facilities in Arizona and Saudi Arabia are located in sandstorm-, flood-, or tornado-prone areas. If major disasters such as earthquakes, wildfires, floods, tornadoes or other events occur, or our information technology systems or communication networks break down or operate improperly, our headquarters and manufacturing facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. Furthermore, we could be impacted by physical security incidents at our facilities, which could result in significant damage to such facilities that could require us to delay or discontinue production of our vehicles. In addition, we have established a foreign trade zone with respect to certain of our facilities in Casa Grande, Arizona. To the extent any such physical security incidents are determined to result from insufficient security measures, we could face the risk of loss of our foreign trade zone approval, as well as financial penalties or fines, which could increase the cost of our duties and tariffs. See “— Risks Related to Litigation and Regulation — A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.” In addition, global or regional conflicts or other geopolitical events, including ongoing military operations in the Gulf region and the broader Middle East, as well as escalating hostilities affecting Saudi Arabia, have increased, and may continue to increase, the likelihood of supply chain interruptions and may impair our ability to compete in current or future markets, or otherwise subject us to potential liability. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” and “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” We may incur significant expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, results of operations and financial condition.
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
We increasingly rely on advanced data analytics, software‑driven features, and, in certain areas of our business, artificial intelligence or machine learning‑enabled technologies (collectively, “AI-enabled technologies”) to provide and support vehicle functionality, diagnostics, customer engagement, operational decision‑making, and other business processes. The use of such technologies may increase our exposure to cybersecurity, data protection, regulatory, and operational risks, including risks related to data quality, system performance, model limitations, unintended outputs, intellectual property violations or misuse of data. If these technologies fail to operate as intended, are compromised, or are perceived to produce inaccurate, biased, or otherwise problematic outcomes, our business, reputation, and results of operations could be adversely affected.
We have taken measures designed to prevent unauthorized access, control, manipulation, interruption or compromise to our information technology systems, networks or data (including personal data) and plan to identify additional measures as we grow. Our cybersecurity risk management processes, controls and program require ongoing development, enhancement and refinement to address evolving threats, technologies and business operations, including threat actors employing artificial intelligence applications in their attacks. While we continue to invest in and strengthen our cybersecurity capabilities, these processes and controls may not be effective in all circumstances to identify, prevent, detect, respond to or mitigate every cybersecurity, privacy or data-related risk. In addition, reductions in headcount or other resource constraints could impact our ability to implement, operate, maintain or enhance our cybersecurity program as effectively as needed and intended.
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
Cyber threat actors may attempt to gain unauthorized access to, modify, alter or use our vehicles, products, systems and networks to: (i) gain control of, (ii) change the functionality, user interface or performance characteristics of or (iii) gain access to data stored in or generated by, our vehicles, products, systems and networks. Advances in technology, such as AI-enabled technologies, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open-source software, which can create additional risks, including potential security vulnerabilities. Increasing use of such products and services in our vehicles, including with our partnerships with Nuro and Uber for AV capabilities, and AI frontier model generative AI providers of large language models (“LLMs”) heightens the risk and severity of a cybersecurity breach of our or our third-party partners’ systems. We and our third-party service providers’ systems have in the past and may in the future be affected by security incidents. For instance, in August 2026, we identified a potential compromise involving a third-party supplier. This incident, and any similar incident involving a third-party provider, could expose our data or systems to unauthorized access, use, disclosure, disruption, modification or destruction, even where the affected systems are not directly operated or controlled by us.
Our systems and networks are also vulnerable to damage or interruption from, among other things, software bugs, server malfunctions, software or hardware failure, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), prompt injection, domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, misuse, mistake, fraud, misconduct or other events, actions, or inactions that may harm our vehicles, products, systems and networks. Our data center and our third-party service providers’ or vendors’ data centers or our facilities could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions, unauthorized access, control, manipulation, interruption or compromise to our products, technology systems, networks or data. We implement measures designed to prevent or mitigate identified high-risk exposures and vulnerabilities, and we endeavor to maintain layered security practices designed to prevent or reduce the likelihood of a cybersecurity incident.
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

These risks have been heightened in connection with ongoing global or regional conflicts and other geopolitical events and we cannot be certain how this new risk landscape will impact our operations. When geopolitical conflicts develop, government systems as well as critical infrastructures such as financial services and utilities may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. There can be no assurance that our business will not become a potential target as adversaries may attack networks and systems indiscriminately. Such cyberattacks may potentially cause unauthorized access to our personal, sensitive, confidential or proprietary data (including our proprietary software code), products, technology systems, or networks, which could result in a data breach, or its disruption, modification or destruction. As a result, we may suffer monetary losses, business interruption, and long-lasting operational issues, damage to our reputation and brand or loss of our intellectual property (including trade secrets).
If we are unable to protect our personal, sensitive, confidential or proprietary data (including our proprietary software code), products, technology systems and networks from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such threats or security incidents could have negative consequences for our business and future prospects, including compromise of vehicle integrity and physical safety, monetary losses, liabilities under our contracts or to the owners of the applicable data, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property (including trade secrets). Irrespective of a complaint’s veracity, the mere mention (in headlines or elsewhere) of unauthorized access to our vehicles, products, technology systems, networks, and data may alone result in negative consumer sentiment when faced with the reality that all connected products (including our vehicles), systems and networks are vulnerable to being “hacked”.
The volume of our current and planned vehicle production necessitates continued development, implementation, maintenance, improvement, and expansion of our information technology and communication systems and networks in the U.S. and abroad, such as systems and networks for product data management, vehicle management tools, vehicle security systems, vehicle security management processes, procurement of bill of material items, supply chain management, inventory management, production planning and execution, lean manufacturing, sales, service and logistics, dealer management and financial, and tax and regulatory compliance. Our ability to operate our business will depend on the availability and effectiveness of these systems and networks that are not entirely in our control and could be impacted by system outages or similar events. The development, implementation, maintenance, improvement and expansion of these systems and networks require significant management time, support and cost.
There are inherent risks associated with developing, implementing, maintaining, improving, and expanding our core systems and networks. For example, implementing new systems and networks could lead to the disruption of our data management, procurement, manufacturing execution, finance, supply chain, inventory management, and sales and service processes. These systems and networks or their required functionality may not be effectively and timely developed, implemented, maintained, improved, or expanded, which means our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems and networks or their required functionality does not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources to perform these functions. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.
Our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any OTA or other updates, may contain errors, bugs, design defects or other vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, design defects or other vulnerabilities may reside in third-party intellectual property or open-source software and may only be discovered after our compiled code has been released. We have processes designed to remedy issues we observe in our vehicles in a timely manner, including issuing patches for zero-day vulnerabilities and deploying OTA updates designed to resolve errors, bugs, design defects or other vulnerabilities in our vehicle software. However, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we deploy software updates to address any issues and our OTA update procedures fail, our customers will need to work with our service personnel to install these updates, and their vehicle will remain vulnerable until installation of the updates. Any compromise of our personal, sensitive, confidential or proprietary data (including our proprietary software code), products, technology systems or networks or ineffective fix for errors, bugs, design defects or other vulnerabilities may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, compromise of vehicle integrity and physical safety, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, prospects, results of operations and financial condition.
We may not have adequate insurance coverage, if any, to cover losses associated with any of the foregoing. The costs of investing and remediating an alleged substantial data breach, or the successful assertion of one or more alleged substantial claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases, imposition of significant deductibles, exclusions or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or at all or that our insurers will not deny coverage of any claim.

We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy, cybersecurity, and AI-enabled technologies, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.
In the course of our operations, we collect, use, store, transmit, and otherwise process data from our vehicles, customers, employees and third parties as part of our business operations, some of which includes personal, sensitive, confidential or proprietary data such as names, accounts, driver license information, user IDs and passwords, and payment or transaction-related information. Additionally, we use our vehicles’ electronic systems to log information about each vehicle’s use, such as charge time, battery usage, geolocation, mileage and driving behavior, to among other purposes, aid us in vehicle diagnostics, repair and maintenance, as well as to build and provide features designed to customize and improve the driving and riding experience.
Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and cybersecurity. These laws, regulations, and standards govern our collection, use, storage, transmission, and other processing of personal data including that of our employees, customers and other third parties with whom we conduct business. We operate in a rapidly evolving regulatory environment with respect to cybersecurity, data protection, privacy, and artificial intelligence, including under U.S. federal and state laws, international regulations, and emerging AI‑specific frameworks. Compliance with these requirements may restrict our ability to collect, use, store, transmit, or otherwise process data; require changes to our products, services, or business practices; increase operational complexity; and require significant management attention and financial resources. Our failure, or perceived failure, to comply with such applicable requirements could result in regulatory investigations, enforcement actions, fines, penalties, litigation, reputational harm, loss of business or other adverse consequences.
These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they could be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. As we expand our global footprint, our risk profile changes, and we will need to manage against the varied applicable data protection laws, regulations, and standards in the context of the new jurisdictions, business models and market strategies. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, at the international level, the European Union (“EU”) adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, as well as the European Data Act, the EU Artificial Intelligence Act (the “AI Act”), and the Cyber Resilience Act in 2024. Canada adopted and continued to amend the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in addition to applicable provincial laws. The United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022. Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which came into effect in September 2023. Similarly, China’s Data Security Law (“DSL”) and Personal Information Protection Law (“PIPL”) have been effective since 2021. Additionally, we are also subject to the data privacy laws of the UK, including the UK General Data Protection Regulation (“UK GDPR”). Each of these regulations impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under applicable laws and regulations) can be costly, and any failure to comply with these regulatory standards could subject us to legal, financial, and reputational risks.
For example, failure to comply with the GDPR can result in significant fines and other liability, including fines of up to EUR 20 million or four percent (4%) of global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations up to, in some cases, over one billion Euros. The cost of compliance, and the potential for fines and penalties for non-compliance, with the GDPR may have a significant adverse effect on our business and operations. Legal developments in the European Economic Area (“EEA”), including rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have also created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other countries outside the EEA. While we have taken steps designed to mitigate the impact on us, the efficacy and longevity of these mechanisms remain uncertain. Additionally, we continue to monitor our compliance obligations with a final rule adopted by the U.S. Department of Justice, which prohibits and restricts certain covered data transactions that result in the transfer or access to bulk U.S. sensitive personal data by countries of concern or covered persons, effective April 8, 2025, as well as a final rule adopted by the Bureau of Industry and Security that prohibits specific transactions involving the import or sale of connected vehicles and certain hardware and software with a sufficient nexus to China or Russia, applicable to vehicles from model year 2027. These regulations may impact our potential future business operations in China.

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
At the U.S. state level, we are subject to laws and regulations such as the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020, collectively, the “CCPA”). The CCPA establishes a privacy framework for covered businesses, such as our business, including an expansive definition of personal information and data privacy rights for California residents, and expanded rights with respect to certain sensitive personal information such as precise geolocation data, which we process in certain instances. We are required to provide California residents with certain privacy-related disclosures and rights related to their personal information. The CCPA includes potentially severe statutory damages for violations and a private right of action for certain data breaches. As we expand our operations, the CCPA may continue to increase our compliance costs and potential liability. The California Privacy Rights Act also established a state agency, the California Privacy Protection Agency, vested with the authority to implement and enforce the CCPA. A number of other U.S. states have enacted or are in the process of enacting, or considering similar laws. Compliance with these state laws, other similar state or federal laws that may be enacted in the future, and other applicable data privacy and cybersecurity laws and regulations is a rigorous and time-intensive process. As laws, regulations, and standards further develop, we may be required to put in place additional mechanisms designed to comply with them, which could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner that adversely affects our financial performance.
We post public privacy notices and other documentation regarding our collection, use, storage, transmission, and other processing of personal data. Although we endeavor to comply with our published notices and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts designed to meet such obligations, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences and subject us to potential local, state, federal, and international action if our published privacy notices and documentation are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have allegedly violated individuals’ privacy rights or failed to comply with applicable privacy notices or applicable data privacy laws, regulations, standards, policies, or contractual obligations could, even if we are not found liable, be extremely expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. For example, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a breach. Such laws may be inconsistent with one another, may change, or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Furthermore, the SEC Cybersecurity Disclosure Rules require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four business days of determining an incident is material. Additionally, upon discovery of an incident in which the unencrypted customer information of at least 500 consumers is acquired without authorization, the FTC Safeguards Rule requires notifying the FTC as soon as possible, and no later than 30 days after discovery of such incident. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and could require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.

We are also impacted by regulations that obligate us to share vehicle repair-related information such as vehicle telemetry data, which may include sensitive data like precise geo-location information, with third parties, including repair shops and repair tool hardware developers, under what are commonly called “right-to-repair” laws. Other U.S. state, federal, and foreign jurisdictions are exploring expanding these right-to-repair obligations, which may result in additional risk due to an increased number of third parties processing data. Furthermore, some agencies within the U.S. federal government, including certain members of Congress and the NHTSA, have increasingly directed their focus to automotive cybersecurity issues and connected vehicle data, which could lead to additional automotive cybersecurity and connected vehicle regulations. In addition, the United Nations Economic Commission for Europe (“UNECE”) has introduced regulations governing connected vehicle cybersecurity in the EU which are mandatory for all new vehicle types from July 2022 and all new vehicles produced from July 2024. Similar regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect our business in European or other markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity and connected vehicle data, we would be required to modify our systems to comply with such regulations, which would impose additional costs and introduce delays and could expose us to potential liability to the extent our automotive cybersecurity systems and connected vehicle data practices are inconsistent with such regulations.
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
Our success is substantially dependent upon the continued service and performance of our senior management team and workforce. Our employees, including our senior management team, are generally at-will employees, and therefore may terminate employment with us at any time with no advance notice. We have experienced, and may continue to experience, challenges in retaining key employees and attracting new employees, especially if we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, or if the volatility of our stock price continues to increase, including as a result of market speculation of the long-term prospects of our business.
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
In addition, any workforce reduction plan may also be distracting to employees and management and may negatively impact our ability to continue to attract and retain highly skilled personnel. We have in the past reduced the size of our workforce, and implemented workforce reduction plans and other actions relating to contractors in the first half of 2026, including the elimination of the second shift of production at our AMP-1 factory. Any such plan may adversely affect our business operations, reputation, or ability to serve customers.
We have undergone a number of executive leadership changes. Executive leadership and senior management transitions, reductions in workforce and employee turnover can be time consuming, difficult to manage, create instability, cause disruption to our business and result in the loss of institutional knowledge, and any of these outcomes could impede the execution of our day-to-day operations and our ability to fully implement our business and growth strategy. These impacts could also make it more difficult to attract and retain talent. The failure to successfully hire and retain key executives and employees or the further loss of any key executives, senior management and employees could adversely impact our business, financial condition, and results of operations.

We will need to hire, retain, train, and manage a significant number of employees for our business operations, and our business could be adversely affected by labor and union activities.
We will need to hire, retain, train, and manage a significant number of employees to engage in full capacity commercial manufacturing operations and for us to scale commercial production and sales and service operations. There are various risks and challenges associated with hiring, retaining, training and managing a large workforce, such as establishing and maintaining efficient communication channels, procedures and rules of conduct, hiring an adequate number of experienced manufacturing, supply chain management and logistics managerial personnel and creating and maintaining an effective company culture. Although the area surrounding our AMP-1 facility in Casa Grande, Arizona and the area surrounding our AMP-2 facility in KAEC are home to highly trained workforces with experience in engineering and manufacturing, these workforces may not have significant experience with EV manufacturing, and related processes such as inventory management, logistics and quality. Many jobs will require significant training and we may need to spend significant resources to ensure employees obtain and adhere to such training. Further, competition for employees in the Casa Grande, Arizona area has increased and may continue to increase in the future, which may impact the ability or cost to hire in the area; this same competition for talent may eventually intensify in KAEC as well. In addition, as we progress in developing our AMP-2 facility in Saudi Arabia, we will need to hire, retain, and train a significantly larger number of employees in the local region to fully support the facility’s manufacturing operations. Any failure to comply with local labor laws and customs could have an adverse effect on our business or operations. If we are unsuccessful in hiring, retaining and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
The current U.S. administration has adopted an evolving approach to trade policy, including renegotiating and terminating existing bilateral and multi-lateral trade agreements, reviewing U.S. trade policies, practices and agreements to address trade deficits and other economic security matters, and imposing tariffs on imports, in many cases significant, on a variety of items, including fully assembled vehicles, steel, aluminum, copper, semiconductor, and certain vehicle parts and software, which have resulted in increased costs for imports and may cause shortages and delays in the supply of certain components, materials, tooling and equipment necessary to produce our vehicles. In response to these tariffs, a number of U.S. trading partners have imposed or threatened to impose retaliatory measures, including tariffs on U.S. products and enhanced export controls, which has increased the cost and complexity of exporting our vehicles to affected markets. For example, Canada has announced countermeasure tariffs on select U.S.-manufactured vehicles and other goods and the Canada-U.S. trade environment remains volatile, with continued uncertainty around tariffs, trade remedies, and other policy measures that could affect cross-border supply chains on relatively short notice.
Further, the current U.S. administration has imposed tariffs on goods imported from China on top of existing tariffs, and has expanded its export and transfer restrictions on foreign companies and subsidiaries involving sensitive technology, which has resulted in uncertainty regarding the future of international trade between the U.S. and China. In response, China has imposed retaliatory tariffs and implemented export restrictions on certain rare-earth minerals and semiconductor-related products, including microchips. Despite recent negotiations, U.S.-China trade relations remain volatile and uncertain, and there can be no assurance that further actions by the U.S., China or another country will not have an adverse impact on our business, operations and access to products manufactured in China or elsewhere outside the U.S.
The exact scope of any such tariffs that may be ultimately implemented remains uncertain at this time. We cannot predict whether, or to what extent, international trade agreements may be altered, nor can we predict whether, or to what extent, duties, additional tariffs, export controls, or other trade restrictions will be modified or imposed by the U.S. or other countries. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our exported vehicles decreases due to the higher cost or preferences in foreign countries for domestically manufactured products, our results of operations could be materially adversely affected. Additionally, the threat of retaliatory tariffs and trade wars between the U.S. and foreign countries could further impede the transition to EVs, disrupt global supply chains, and delay the implementation of economic competitiveness policies. Further, while the administration has issued an executive order and announced other arrangements to reduce certain previously announced tariffs on automobiles and auto parts, there can be no assurance that there will not be further changes. In February 2026, the Supreme Court struck down the current U.S. administration’s use of the IEEPA to impose broad tariffs on imports from foreign trade partners. We have received refunds for tariffs that we had paid under the IEEPA. However, tariff exposure may not significantly decline as tariffs are replaced under other authorities and the administration may expand use of other mechanisms to further its trade agenda. Taken together, these uncertainties surrounding domestic and foreign tariffs and the resulting environment of retaliatory trade practices could increase costs and harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

The Uyghur Forced Labor Prevention Act (“UFLPA”) creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the U.S. and are not entitled to entry. The U.S. has recently updated enforcement guidelines for the UFLPA and has indicated increased investigations into potential violations. In response, China has recently taken actions that indicate that it may restrict Chinese suppliers from participating in such investigations, which could affect our ability to respond to one. While we are not presently aware of any direct impacts these restrictions have on our supply chain, the UFLPA may materially and negatively impact our ability to import the goods and products we rely on to manufacture our products and operate our business. The UFLPA may further impact our supply chain and costs of goods as it may restrict the available supply of goods and products eligible for importation into the U.S., including among other things, electronics assemblies and aluminum. As the U.S. government continues to investigate claims of forced labor in China, and the Chinese government pushes back, the enforcement of the UFLPA continues to evolve, making the potential for impacts on Chinese suppliers (and non-Chinese suppliers using supply chains extending into China) difficult to assess.
In 2022, in response to actions taken by Russia against Ukraine, the U.S. and other countries worldwide implemented significant economic sanctions, embargoes, financial restrictions, trade controls and other governmental measures and restrictions against Russia, Belarus, and certain related entities and persons. Additionally, ongoing military operations in the Gulf region and the broader Middle East, as well as escalating hostilities affecting Saudi Arabia, and potential further escalation or broadening of such conflicts, could lead to new uncertainties to trade relations and policies. The U.S. has enacted, or may enact in the future, federal regulations that significantly constrain trade relations with Russia, Belarus or other countries. Consequently, imports of certain products or merchandise originating from these jurisdictions may be subject to higher import duty rates. To the extent such products or merchandise are found in our cross-border supply chains and subject to higher duties, the suspension of normal trade relations with Russia, Belarus and other countries could increase our input costs, which could adversely impact our business and financial condition.
Although we are not aware of any company-related operations or activities in Russia, Belarus or Iran, economic sanctions and other laws and regulations targeting these jurisdictions could disrupt our supply chains, impair our ability to compete in current or future markets, or otherwise subject us to potential liability. While we have implemented, and may implement in the future, certain procedures to facilitate compliance with applicable laws and regulations in connection with the sanctions and trade control programs around the globe related to Russia, Belarus or other countries, we cannot be assured that these procedures are always effective or that we, or third parties, many of whom we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, agents, intermediaries, or other third parties to comply with applicable laws and regulations could have negative consequences that could impact us, including reputational harm, government investigations, loss of export privileges, and penalties or fines. These economic sanctions and other restrictions continue to evolve, and the long-term potential impact on our operations and business remains unclear.
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
Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. For example, we have conducted several vehicle recalls and stop sales due to a number of potential issues in the past and we may in the future voluntarily or involuntarily initiate additional recalls and other actions if any of our EVs or components (including our batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if we are unable to obtain the necessary replacement parts, we may be unable to service and repair recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our EVs and could also result in the loss of business to our competitors. Such recalls and stop sales, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense, the possibility of lawsuits, reduction of customer demand, adverse publicity, and diversion of management’s attention and other resources, which could adversely affect our brand image in our target markets and our business, prospects, results of operations and financial condition.

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
A successful product liability or warranty-related claim against us could result in a substantial monetary loss. Our risks in this area are particularly pronounced in light of the limited field experience of our vehicles. Moreover, a product liability or warranty-related claim against us or our competitors could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of our future vehicles, which would have a material adverse effect on our brand, business, prospects and results of operations. Our insurance coverage might not be sufficient to cover all potential product liability and warranty-related claims, and insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost. Any lawsuit seeking significant monetary damages or other product liability or warranty-related claims may have a material adverse effect on our reputation, business and financial condition.

We may be exposed to delays, limitations and risks related to the environmental permits and other operating permits required to construct and operate our manufacturing facilities.
Construction and operation of an automobile manufacturing facility requires land use and environmental permits and other construction and operating permits from federal, state and local government entities. While we believe that we have the permits necessary to carry out and perform our current plans and operations at our Casa Grande, Arizona and Saudi Arabia manufacturing facilities based on our current target production capacity, we plan to expand our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, hazardous materials, construction and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or granting of the permits to construct or operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity. See “— Risks Related to Manufacturing and Supply Chain — We have experienced and may in the future experience significant delays in the design, launch and manufacture of our vehicles, which could harm our business and prospects.”
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
•competitors and other third parties may circumvent or otherwise design around our patents or other intellectual property; and
•evolving legal standards relating to patent eligibility, inventorship, ownership and enforceability may reduce the scope, value or effectiveness of our patent rights, increase prosecution costs or make it more difficult to obtain patent protection for certain inventions or technologies.
Patent, trademark, copyright and trade secret laws vary significantly throughout the world and continue to evolve. Changes in law, regulations, court decisions or governmental guidance concerning patentability, inventorship, ownership, enforceability or other aspects of intellectual property protection could adversely affect our ability to obtain, maintain, enforce or defend our intellectual property rights. Also, the laws of some foreign countries, including countries in which our products are sold, may not be as protective of intellectual property rights as those in the U.S., and mechanisms for obtaining and enforcing intellectual property rights may be inadequate. Therefore, our intellectual property may not be as strong or as easily obtained or enforced outside of the U.S. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights, trade secrets or other intellectual property, or applications for any of the foregoing, which could permit our competitors or other third parties to develop and commercialize products and technologies that are the same or similar to ours.

While we have registered and applied for trademarks in an effort to protect our brand and goodwill with customers, competitors or other third parties have in the past and may in the future oppose our trademark applications or otherwise challenge our use of the trademarks and other brand names in which we have invested. Such oppositions and challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. For example, in June 2024, we reached an agreement with Gravity, Inc. to settle a claim before the USPTO that opposed and requested cancellation of our trademark application and registration for the use of “Gravity.” In addition, we may lose our trademark rights if we are unable to submit specimens of use by the applicable deadline to perfect such trademark rights.
It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors that have developed material intellectual property for us or have access to our confidential information, but these agreements may not be self-executing and may not otherwise adequately protect our intellectual property, particularly with respect to conflicts of ownership relating to work product generated by the employees and contractors. Furthermore, we cannot be certain that we have entered into these agreements with every such employee and contractor, that these agreements will not be breached or that third parties will not gain access to our trade secrets, know-how or other proprietary technology. Third parties may also independently develop the same or substantially similar proprietary technology. Monitoring unauthorized use of our intellectual property is difficult and costly, as are the steps we have taken or will take to prevent infringement or misappropriation.
We have licensed and plan to further license patents and other intellectual property from third parties, including, but not limited to, suppliers and service providers, and we may face claims that our use of this in-licensed intellectual property infringes, misappropriates or otherwise violates the intellectual property rights of third parties. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses. Furthermore, disputes may arise with our licensors regarding the intellectual property subject to, and any of our rights and obligations under, any license or other commercial agreement. The resolution of such disputes could narrow what we believe to be the scope of our rights to the relevant intellectual property or increase what we believe to be our financial or other obligations under the relevant agreement. If we are unable to renew our key license or other intellectual property-related agreements on acceptable terms, or our current and future licensors conclude that we have materially breached our obligations under our license agreements and terminate such license agreements, we may lose the legal right to use some of the intellectual property we employ to manufacture certain products or only be able to maintain such right at a substantially higher cost. In some circumstances, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, defense or litigation of patents, patent applications, and other intellectual property that we license from third parties and are reliant on our licensors to do so. We cannot be certain that activities such as patent maintenance and prosecution by our licensors have been or will be conducted consistent with our best interests or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.
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
There are considerable issued patents, pending patent applications, and other intellectual property development, ownership, and activity in our industry. Companies, organizations and individuals, including our competitors, may hold or obtain patents, trademarks or other intellectual property that would prevent, limit or interfere with our ability to make, use, develop, sell, lease, market or otherwise exploit our vehicles, components or other technology, which could make it more difficult for us to operate our business. Our success depends in part on not infringing, misappropriating or otherwise violating the intellectual property of third parties. From time-to-time, we may receive communications from third parties, including our competitors, alleging that we are infringing, misappropriating or otherwise violating their intellectual property or otherwise asserting their rights and urging us to take licenses, and we may be found to be infringing, misappropriating or otherwise violating such rights. There can be no assurance that we can adequately mitigate the risk of potential suits or other legal demands by our competitors or other third parties. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that such third-party intellectual property is valid, enforceable and infringed, which could adversely affect our ability to commercialize our products or technologies. Accordingly, we may consider entering into license agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or at all or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We may be unaware of the intellectual property and other proprietary rights of third parties that may cover some or all of our products or technologies. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could have adverse effects on our business, including requiring that we:
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
•comply with other unfavorable terms;
•establish and maintain alternative branding for our products and services; or
•modify, redesign or re-engineer our products, technologies, software, services, or branding to avoid infringement, misappropriation, dilution or other violations, which may be costly, time-consuming or impracticable.
If any of our customers or indemnitees are alleged to have infringed, misappropriated or otherwise violated any third-party intellectual property, we would in general be required to defend or settle the litigation on their behalf. Claims relating to intellectual property may also be asserted against our suppliers, licensors, manufacturers, development partners or other third parties upon whom we rely. Such claims could adversely impact the availability of products, services, components, technologies or intellectual property that are important to our business and could result in additional costs, delays or disruptions. In addition, if we are unable to obtain licenses or modify our products or technologies to make them non-infringing, we may have to refund a portion of license fees paid to us and terminate those agreements, which could further exhaust our resources. In addition, we may pay substantial settlement amounts or royalties on future product sales to resolve claims or litigation, whether or not legitimately or successfully asserted against us. Even if we were to prevail in the actual or potential claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention and resources of our management and key employees from our business operations. Such disputes, with or without merit, could also cause potential customers to refrain from purchasing our products or otherwise cause us reputational harm and negative publicity.
Furthermore, many of our employees were previously employed by other automotive companies or by suppliers to automotive companies, or related industries. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may be enjoined from using certain technology, product, services, or knowledge or, we may lose valuable intellectual property or employees. A loss of key employees, our trade secrets, or our other work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could have an adverse impact on us due to substantial defense and settlement costs and demand on management resources, and harm to our reputation and brand. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

Some of our products contain open-source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.
We use open-source software, available from third parties, in our products and anticipate using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Certain open-source licenses may also impose restrictions on our ability to charge fees for, license or otherwise commercially exploit software incorporating open-source components. While we monitor our use as well as our third-party software suppliers’ use of open-source software and compliance with open-source licenses and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source license, such use could inadvertently occur or be claimed to have occurred. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce, or alleging non-compliance with the terms of the applicable open-source license. These claims could result in litigation and could require us to make our proprietary source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the re-engineering process successfully.
Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities. Moreover, some open-source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. In addition, defects, bugs, errors or performance issues in open-source software could impair the functionality, reliability, performance or deployment of our products or services and could harm our reputation. Because open-source software is publicly available, it may also be easier for malicious actors to identify vulnerabilities and target our products, services or systems through cyberattacks or other security incidents. There is typically no support available for open-source software, and we cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
Our plan to continue the commercial production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. For example, as of September 30, 2026, pursuant to the terms of the agreements we entered into in connection with the supply of lithium-ion battery cells, we have remaining minimum purchase commitments of an aggregate of approximately $2.54 billion of lithium-ion battery cells using the current base prices, which could vary period-to-period primarily as a result of changes in raw material indexes. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.

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
We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including our liquidity position, execution risks, industry-wide EV headwinds, delays or cutbacks in EV production plans announced by us or other manufacturers, investor and customer acceptance of our business model and changes in vehicle programs, and any announcement to adjust, suspend or withdraw previously announced financial projections or guidance. General conditions in the global economy and financial markets may also affect our ability to obtain additional capital, including volatility and disruptions in the capital and credit markets, including as a result of inflation, bank closures and liquidity concerns at financial institutions, the risk of a global economic recession or other downturn, interest rate changes, global or regional conflicts or other geopolitical events, including the ongoing geopolitical conflicts in the Middle East. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations and financial condition.
We may not be able to realize the anticipated benefits of our agreements with Aston Martin, Uber, and Nuro.
In June 2023, we entered into the Implementation Agreement with Aston Martin under which we and Aston Martin have established a long-term strategic technology arrangement. On November 6, 2023, pursuant to the terms of the Implementation Agreement, integration and supply arrangements became effective, under which we will provide Aston Martin access to our powertrain, battery system, and software technologies, work with Aston Martin to integrate our powertrain and battery components with Aston Martin’s battery EV chassis, and supply powertrain and battery components to Aston Martin. However, Aston Martin has in the past delayed its vehicle programs expected to incorporate our technology and we may not be able to realize the anticipated benefits of this agreement if Aston Martin fails to satisfy its contractual commitments, further delays or cancels vehicle programs expected to incorporate our technology, elects to reduce or discontinue its relationship with us, or fails to enter into a long form supply agreement on terms acceptable to us. See Note 15 “Related Party Transactions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
In July 2025, we entered into the First VPA with Uber under which Uber and its designated fleet operators have agreed to purchase a minimum commitment of 20,000 Lucid Gravity Plus vehicles over a six-year period following the start of production. Additionally, in connection with our First VPA with Uber, we entered into an integration agreement with Nuro whereby we will collaborate with Nuro to install autonomous driving software in Lucid Gravity vehicles, enabling Uber and its designated fleet operators to operate the vehicles as robotaxis with Level 4 autonomy. In April 2026, we entered into the Second VPA, further expanding our strategic partnership with Uber in connection with our Midsize platform vehicles. See Note 8 “Stockholders’ Equity” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
In addition, under the SIDF Loan Agreement, the 2025 GIB Credit Facility, the ABL Credit Facility, and the DDTL Credit Facility, we are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on our ability to, among other things, pay dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, dispose of assets (including dispositions of material intellectual property), consummate acquisitions or other investments, prepay certain debt, engage in transactions with affiliates, engage in certain sale and leaseback transactions, consummate mergers and other fundamental changes, enter into restrictive agreements or modify their organizational documents.

In March 2024, we issued 100,000 shares of our Series A Redeemable Convertible Preferred Stock, in August 2024, we issued 75,000 shares of our Series B Redeemable Convertible Preferred Stock, and in April 2026, we issued 55,000 shares of our Series C Redeemable Convertible Preferred Stock. The holders of our Redeemable Convertible Preferred Stock have the right to receive payment in cash upon a mandatory conversion or redemption at our option, or upon the occurrence of a fundamental change (as defined in the Certificate of Designations), if certain liquidity conditions are not satisfied. In general, we are entitled to exercise a mandatory conversion right regarding the Redeemable Convertible Preferred Stock to convert into shares of common stock after the third anniversary of the date of original issuance if the daily VWAP (as defined in the Certificate of Designations) has been at least 200% of the Conversion Price (as defined in Note 7 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report) for at least twenty (20) trading days (whether or not consecutive) during any thirty (30) consecutive trading day period (including the last day of such period), and we are entitled to redeem all or any portion of the Redeemable Convertible Preferred Stock on or after the fifth anniversary of the date of original issuance at a redemption price specified in the Certificate of Designations. In addition, prior to the obtaining of the requisite shareholder approval, we are required to cash settle the shares of common stock deliverable upon conversion, redemption or repurchase of the Series C Redeemable Convertible Preferred Stock that are over the Conversion Share Cap (as defined therein). The holders of our Redeemable Convertible Preferred Stock also have the right to receive certain Minimum Consideration (as defined in Note 7 “Redeemable Convertible Preferred Stock” to our condensed consolidated financial statements included elsewhere in this Quarterly Report) upon a mandatory conversion, optional redemption, fundamental change or liquidation event. While we largely can control the occurrence of such events, if we are required to cash settle any of these obligations as a result of the liquidity conditions not being met, the amount of such cash settlement is subject to factors beyond our control and we cannot presently predict the amount of such cash settlement, which increases over time, is not subject to any cap or limitation. A requirement to cash settle any obligations in relation to the Redeemable Convertible Preferred Stock may have a material adverse effect on our business, prospects, results of operations and financial condition. See “—The issuance of additional shares of our common stock or other equity or equity-linked securities, including upon conversion, optional redemption or repurchase of convertible securities, or sales of a significant portion of our common stock, could depress the market price of our common stock.”
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
For the 2026 Notes, before the close of business on the business day immediately before September 15, 2026, noteholders had the right to convert their 2026 Notes upon the occurrence of certain events, and they may elect to convert their 2026 Notes regardless of the occurrence of such events from and after September 15, 2026 until the close of business on the second scheduled trading day immediately before December 15, 2026. For the 2030 Notes, before the close of business on the business day immediately before January 1, 2030, noteholders will have the right to convert their 2030 Notes upon the occurrence of certain events, and they may elect to convert their 2030 Notes regardless of the occurrence of such events from and after January 1, 2030 until the close of business on the second scheduled trading day immediately before April 1, 2030. For the 2031 Notes, before the close of business on the business day immediately before August 1, 2031, noteholders will have the right to convert their 2031 Notes upon the occurrence of certain events, and they may elect to convert their 2031 Notes regardless of the occurrence of such events from and after August 1, 2031 until the close of business on the second scheduled trading day immediately before November 1, 2031. If holders of the Convertible Senior Notes elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The ABL Credit Facility has an initial aggregate principal commitment amount of up to $1.0 billion. However, availability of the committed amounts under the ABL Credit Facility is subject to the value of the eligible borrowing base and certain debt compliance covenants in the Certificate of Designations. We are currently able to draw down only a portion of the full amount available under the ABL Credit Facility. In addition, there is no guarantee that we will have sufficient eligible borrowing base in the future to be able to draw down the full amount available under the ABL Credit Facility. In addition, amounts committed under the SIDF Loan Agreement and the 2025 GIB Credit Facility are only available for certain specific purposes and subject to conditions on drawdowns. The DDTL Credit Facility provides for approximately $2.13 billion in undrawn delayed draw term commitments, subject to drawdown conditions, following a $500.0 million draw in April 2026, a $800.0 million draw in July 2026, a $400.0 million draw in August, an additional $400.0 million draw in October 2026, and a $1.75 billion increase to the aggregate undrawn delayed commitments in November 2026. Any inability to draw down the full amounts committed under these facilities, should the need arise, may have an adverse effect on our cash flows and liquidity.
We may not be able to identify adequate strategic relationship opportunities or form strategic relationships, in the future.
Strategic business relationships have been and will continue to be an important factor in the growth and long-term success of our business. From time-to-time, we explore opportunities to enter into such relationships, including partnerships with original equipment manufacturers, service and charging providers, and technology innovators. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that we will be able to maintain such relationships. In addition, our competitors may capitalize on such opportunities before we do and we may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. For example, we have partnered with third-party EV charging providers to provide our customers with access to charging infrastructure, and we will rely on ongoing access to such infrastructure to provide our customers with charging solutions. If third-party EV charging providers terminate their partnerships or otherwise fail to deliver the anticipated benefits of their partnerships, our ability to provide a satisfactory customer experience will be harmed. In addition, although we have gained access to Tesla’s Supercharger network, any delay in implementing changes in Lucid vehicles required by Tesla by a certain milestone date may result in Tesla denying our access to their network. Our current and future alliances, including among others, our strategic partnership with Uber and Nuro, could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party, contractual restrictions on our ability to pursue other strategic relationships, and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
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
Our period-to-period financial results may vary based on our production levels, operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop and manufacture new vehicles (which could also reduce sales of our existing vehicles), adjust production capacity, design and develop new EV-related products and technologies including robotaxis, and establish or expand design, research and development, marketing, sales and service facilities. Our revenues from period-to-period may fluctuate as we identify and investigate areas of demand, adjust volumes and new incentives or product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Lower production and sales volumes and an inability to fully utilize our purchase commitments with suppliers may result in increased costs and excess inventory as well as potential inventory write-offs. See “—Risks Related to Manufacturing and Supply Chain — if we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.” In addition, automotive manufacturers typically experience significant seasonality, with comparatively low sales in the first quarter and comparatively high sales in the fourth quarter, and we have experienced, and expect to continue to experience, similar seasonality as we scale commercial production and sale of our current and future vehicles. Our period-to-period results of operations may also fluctuate because of other factors including labor availability and costs for hourly and management personnel; profitability of our vehicles in all of our markets, including price adjustments and incentives; changes in interest rates; impairment of long-lived assets; macroeconomic conditions, including changes in trade policies and imposition or proposed imposition of tariffs; geopolitical events; negative publicity relating to our vehicles; changes in consumer preferences and competitive conditions; investment in expansion to new markets; or increases in our sales, service and marketing activities. See “— Risks Related to Litigation and Regulation — Changes in U.S. trade policy, including the imposition of or uncertainties surrounding tariffs or revocation of normal trade relations and the resulting consequences, could adversely affect our business, prospects, results of operations and financial condition.” As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short-term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance could also significantly and adversely affect the trading price of our common stock.
Risks Related to Tax
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
We have accumulated U.S. federal and state net operating loss (“NOL”) carryforwards and research and development credits which may be available to offset and reduce future taxable income. While our U.S. federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not be subject to expiration, some of our U.S. federal and state NOL carryforwards of $10.8 billion and $7.8 billion, respectively, from taxable years prior to 2018 will begin to expire in 2027. As of September 30, 2026, we also had U.S. federal research and development credit carryforwards which will begin to expire in 2036, and state research and development credit carryforwards that do not have an expiration date. As of September 30, 2026, we had foreign net operating loss carryforwards, the majority of which will begin to expire in 2043. As of September 30, 2026, we maintain a full valuation allowance for our U.S. and the majority of our non-U.S. net deferred tax assets.

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
Furthermore, changes to federal, state, local, or international tax laws on income, sales, use, import/export, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations continue to be considered by the U.S. and other countries where we currently operate or plan to operate. For example, the U.S. Base Erosion and Anti-Abuse Tax (included in the Tax Cuts and Jobs Act of 2017), imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500.0 million for prior three tax years and that make certain payments to related foreign persons. In addition, the Organization for Economic Cooperation and Development has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights and the rate of tax applicable to certain types of income.
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
•the operating results failing to meet the expectations of securities analysts or investors in a particular period, including potential losses as a result of asset impairments;
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
•general economic and political conditions, such as uncertainties in trade policies, the imposition or proposed imposition of tariffs, export controls, threat of a trade war, recessions, interest rate changes, inflation, bank closures and liquidity concerns at financial institutions, changes in diplomatic and trade relationships, fluctuations in foreign currency exchange rates, acts of war or terrorism, natural disasters, and global or regional conflicts or other geopolitical events, including the ongoing military operations in the Gulf region and the broader Middle East, as well as escalating hostilities affecting Saudi Arabia, and the potential escalation and broadening of such conflicts; and
•other risk factors listed in this section “Risk Factors.”

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
The exercise of our outstanding options, the vesting and settlement of our restricted stock units and the conversion of our Convertible Senior Notes may also result in additional dilution to holders of our common stock. In the future, we may issue additional shares of our common stock, or securities convertible into or exercisable for common stock, in connection with generating additional capital, future acquisitions, repayment of outstanding indebtedness, under our stock incentive plan, or for other reasons.
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
As of September 30, 2026, the PIF, both directly and indirectly through Ayar, held over 50% of the voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although currently we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Ayar also has the ability to nominate five of the nine directors to our Board.
In addition, for so long as Ayar holds the Redeemable Convertible Preferred Stock and as a result of the consent and voting rights of the Redeemable Convertible Preferred Stock, coupled with the voting rights associated with Ayar’s existing ownership of common stock in the Company, Ayar has significant power to influence the outcome over any matter submitted for the vote of the holders of our common stock and to influence certain matters affecting our governance and capitalization. Further, Ayar is entitled to receive additional shares of our common stock under the prepaid forward transactions entered into with the Forward Counterparty in connection with the pricing of the 2030 Notes and the 2031 Notes. This concentration of ownership and voting power allows Ayar to exercise control over certain decisions, in particular with regards to governance and capitalization matters, including matters requiring approval by our stockholders (such as, subject to the Investor Rights Agreement, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests.
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
The PIF and Ayar beneficially own a significant equity interest in us and Ayar is a significant lender to us, and either or both may take actions that conflict with other stockholders’ interests.
The PIF and Ayar beneficially own a significant equity interest in us and Ayar is a significant lender to us. However, the interests of the PIF and Ayar may not align with our interests and the interests of our other stockholders or securityholders. The PIF and Ayar are each in the business of making investments in companies and may acquire and hold interests in or otherwise provide financing to businesses that compete directly or indirectly with us. The PIF and Ayar and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. If there are any changes to our relationship with PIF and Ayar, or if either or both suspends or terminates its provision of financing to us, for a variety of reasons some of which may be beyond our control, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, certain terms of our Redeemable Convertible Preferred Stock and the Convertible Senior Notes may make it more difficult for an entity to acquire us. As the current holder of our Convertible Preferred Stock, Ayar has certain repurchase, conversion and consent rights, including the right, at the option of Ayar, to require us to repurchase for cash or, if under the terms of our Redeemable Convertible Preferred Stock we are then permitted, and we so elect, shares of our common stock (or other securities to be received by a holder of common stock in such fundamental change) in connection with a fundamental change, based on the applicable Minimum Consideration. See “— Risks Related to Financing and Strategic Transactions—Our Redeemable Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are senior to the rights of, our common stockholders.” Similarly, the indentures governing the Convertible Senior Notes generally require us, at the option of the holders, to repurchase the Convertible Senior Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with a make-whole fundamental change, as defined in the indentures for the Convertible Senior Notes. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us.
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
Item 5. Other Information.
10b5-1 Plan
On August 21, 2026, Chabi Nouri, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 66,470 shares of common stock. Ms. Nouri’s Rule 10b5-1 trading arrangement is scheduled to expire no later than August 31, 2027. Except for the foregoing, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.
Appointment of Chief Accounting Officer
On November 5, 2026, the Board appointed Neil Laverty as the Company’s Chief Accounting Officer and principal accounting officer, effective on November 10, 2026. Mr. Laverty reports to Alexander De Bock, the Company’s Chief Financial Officer.
Mr. Laverty, age 49, served as Principal at Deloitte, an international professional services firm, from August 2012 to October 2026, specializing in accounting and reporting transformation in the technology, media, and telecommunications industries. Prior to that, he served as a Professional Accounting Fellow in the Securities and Exchange Commission’s Office of the Chief Accountant from May 2010 to August 2012. Earlier in his career, Mr. Laverty held various positions at Deloitte from 1998 to 2010. Mr. Laverty holds a Master of Arts degree from the University of Cambridge.
In connection with his appointment, Mr. Laverty will receive the following compensation: (i) annual base salary of $500,000; (ii) a target incentive of 75% of base salary beginning in 2027; (iii) cash signing bonus of $50,000; (iv) initial equity grants described below; (v) relocation support that will be earned if he successfully completes one year of employment; and (vi) eligibility to participate in the Lucid Group, Inc. Executive Severance Benefit Plan.
Mr. Laverty will receive initial equity grants with an aggregate target grant value of $1,750,000, allocated as (i) $700,000 in the form of RSUs that vest over four years, with 25% vesting on a one-year cliff and the remainder vesting quarterly in 12 equal installments thereafter, and (ii) $1,050,000 in the form of PSUs.
There is no arrangement or understanding with any person pursuant to which Mr. Laverty was appointed as Chief Accounting Officer, and there are no family relationships between Mr. Laverty and any director or executive officer of the Company. Additionally, there are no transactions between Mr. Laverty and the Company and/or its subsidiaries that would be required to be reported under Item 404(a) of Regulation S-K.

DDTL Credit Facility
On November 5, 2026, the Company entered into an Amendment No. 3 to Credit Agreement, pursuant to which, among other amendments, the aggregate undrawn delayed commitments under the DDTL Credit Facility were increased by $1.75 billion, such that, after giving effect to such increase, the aggregate sum of outstanding delayed draw term loans and aggregate undrawn commitments was increased to approximately $4.23 billion. After giving effect to such increase and prior borrowings, availability under the DDTL Credit Facility was approximately $2.13 billion as of the date of filing.
The foregoing descriptions of the terms of Amendment No. 3 to Credit Agreement are not complete and are qualified in their entirety by the full text of such agreement, which is filed as Exhibit 10.5 hereto and incorporated herein by reference.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are filed herewith or incorporated by reference herein:
EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

10.1^	Separation Agreement and Release, between Lucid USA, Inc. and Gagan Dhingra, dated as of August 25, 2026					X

10.2^	Transition Agreement and Release, between Lucid USA, Inc. and Taoufiq Boussaid, dated as of September 4, 2026					X

10.3^	Offer of Employment to Alexander De Bock dated June 30, 2026					X

10.4^	Separation Agreement and Release, between Lucid USA, Inc. and Marc Winterhoff, dated as of August 14, 2026					X

10.5	Amendment No. 3 to Credit Agreement, dated November 5, 2026, between Lucid Group, Inc. and Ayar Third Investment Company, as the sole lender and administrative agent					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
^ Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID GROUP, INC.

Date: November 9, 2026	By:	/s/ Alexander De Bock
Alexander De Bock
Chief Financial Officer